Form 10QSB
period 2003-09-30
JCG  INC
filed 2003-11-05
CIK 1251769

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2003

                     Commission file number 000-50344

                                 JCG, INC.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

                   Nevada                         97-0920506
      ----------------------------------   --------------------------
      (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)              Identification No.)

                   8425 Bay Point Dr., Las Vegas, NV 89128
      ----------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 334-4008
                    -------------------------------------
                         (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 360,000 issued and outstanding as of June 30, 2003. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of June 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended, follow.






Item 1.   Financial Statements.................................    3
          Independent Accountant's Report......................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   11



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   12

Item 2.   Changes in Securities and Use of Proceeds............   12

Item 3.   Defaults upon Senior Securities......................   12

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   12

Item 5.   Other Information.....................................  12

Item 6.   Exhibits and Reports on Form 8-K......................  12

Signatures......................................................  13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

October 18, 2003

Board of Directors
JCG, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of JCG, Inc. (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and for the period February 26, 2003 (Inception) to September 30, 2003, and statements of cash flows for the three-months ended September 30, 2003 and for the period February 26, 2003 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

                                   JCG, Inc.
                         (a Development Stage Company)
                                 Balance Sheet



Balance Sheet


                                                                (Unaudited)
                                                               September 30,
                                                                   2003
                                                               -------------
Assets

Current assets:
   Cash                                                        $           -
                                                               -------------
                                                               $           -
                                                               =============


Liabilities and Stockholders' Equity

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding                             -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding                             -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding                             -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   360,000 shares issued and outstanding as of 6/30/03                   360
  Additional paid-in capital                                             250
  Earnings (Deficit) accumulated during development stage               (610)
                                                               --------------
                                                                           -
                                                               -------------

                                                               $           -
                                                               =============


  The accompanying notes are an integral part of these financial statements.

                                   JCG, Inc.
                         (a Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



Statement of Operations


                                     For the Three Months  February 26, 2003
                                            ended            (Inception) to
                                      September 30, 2003   September 30, 2003
                                     --------------------  ------------------
Revenue                              $                  -  $                -
                                     --------------------  ------------------

General and administrative expenses                   250                 610
                                     --------------------  ------------------

Net (loss)                           $               (250) $             (610)
                                     ===================== ===================

Weighted average number of common
 shares outstanding - basic and
 fully diluted                                    360,000             360,000
                                     ====================  ==================

Net income (loss) per share - basic
 and fully diluted                   $              (0.00) $            (0.00)
                                     ===================== ===================

  The accompanying notes are an integral part of these financial statements.

                                   JCG, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



Statement of Cash Flows


                                     For the Three Months  February 26, 2003
                                            ended            (Inception) to
                                      September 30, 2003   September 30, 2003
                                     --------------------  ------------------
Cash flows from operating activities
Net (loss)                           $               (250) $             (610)
                                     --------------------- -------------------
Net cash provided (used) by operating
  activities                                         (250)               (610)
                                     --------------------- -------------------

Cash flows from financing activities
   Issuances of common stock                            -                 360
   Donated capital                                    250                 250
                                     --------------------  ------------------
Net cash provided by financing
 activities                                           250                 610
                                     --------------------  ------------------

Net increase (decrease) in cash                         -                   -
Cash - beginning                                        -                   -
                                     --------------------  ------------------
Cash - ending                        $                  -  $                -
                                     ====================  ==================


Supplemental disclosures:
   Interest paid                     $                  -  $                -
                                     ====================  ==================
   Income taxes paid                 $                  -  $                -
                                     ====================  ==================


  The accompanying notes are an integral part of these financial statements.

                                   JCG, Inc.
                         (a Development Stage Company)
                         Notes to Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2003 and notes thereto included in the Company's Form 10SB12G. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $610 for the period from Feb. 26, 2003 (inception) to September 30, 2003, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial  doubt  about  the  Company's  ability  to
continue as a going  concern.   These  financial  statements do not include any
adjustments that might arise from this uncertainty.

                                   JCG, Inc.
                         (a Development Stage Company)
                         Notes to Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any additional property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - Stockholders' equity

The Company is authorized to issue 60,000,000 shares of $0.001 par value common stock and three series of shares of $0.001 par value preferred stock as follows:

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock. Each Series A Preferred Share shall have voting rights and shall carry a voting weight equal to ten common shares. They may be converted into ten common shares upon approval by the Board of Directors of the incorporation. The Company is authorized to issue 5,000,000 shares of $0.001 par value Series B Preferred Share. Each Series B Preferred Share shall have voting rights and shall carry a voting weight equal to two common shares. They may be converted into two common shares upon approval by the Board of Directors of incorporation. The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Shares. No Series C Preferred Share shall have voting rights.

During February 2003, the Company issued 360,000 shares of its $0.001 par value common stock to the sole officer and director of the Company for advanced funds in the amount of $360.

As of September 30, 2003, there have been no other issuance of common stock or preferred stock.

NOTE 5 - Warrants and options

As of September 30, 2003, there are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - Related party transactions

During the period ended September 30, 2003, the sole officer of the Company donated $250 in cash to the Company for general and administrative expense.

ITEM 2. PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including reports filed on our original Registration Statement on Form 10SB12G.

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Item 3. Controls and Procedures

a. Our sole officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

b. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

No Current Reports were filed during the Third Quarter.

                                 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JCG, INC.
                                       ----------------------
                                            Registrant

Dated:  November 3, 2003            /s/  Jeffrey Chad Guidry
                               By: -------------------------------------
                                         Jeffrey Chad Guidry
                                         Chief Executive Officer
                                         Chief Financial Officer



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 JCG, INC.

Date: November 3, 2003                       By: /s/ Jeffrey Chad Guidry
      ----------------                       --------------------------
                                                Jeffrey Chad Guidry
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Director and Secretary