Form 10KSB
period 2003-12-31
JCG  INC
filed 2004-03-12
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-50344

                                 JCG, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         97-0920506
-------------------------------                         --------------
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                        Identification
                                                        No.)

                   8425 Bay Point Dr., Las Vegas, NV 89128
      ----------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

             Issuers telephone number:   (702) 334-4008
                                         --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $0.

     The issuer's stock is not trading on any stock exchange.

     As of December 31, 2003, the issuer had 360,000 common shares issued and outstanding, held by one stockholder.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. The Registrant's actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect JCG's results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19
    Item 8A. Controls and Procedures.......................................19

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................25
    Item 12. Certain Relationships and Related Transactions................26
    Item 13. Exhibits and Reports on Form 8-K..............................27
    Item 14. Principal Accountant Fees and Services........................28

SIGNATURES   ..............................................................29

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

A.  Business Development, Organization and Acquisition Activities

JCG, Inc. (the "Company") or ("JCG") or (the "Registrant") was incorporated under the laws of the State of Nevada on February 26, 2003. The Company was formed for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company has been in the developmental stage since inception and has conducted virtually no business operations other than organizational activities and preparation of its registration statement on Form 10SB/12g. The Company has no full-time employees and owns no real estate or personal property.

The executive offices of the Company are located at JCG, Inc., 8425 Bay Point Dr., Las Vegas, NV 89128. Its telephone number is (702) 334-4008. The Company's sole officer and the sole director is Mr. Jeffrey Chad Guidry. Mr. Guidry was the original incorporator of the Company.

The Company is a 12(g) registered company under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a "reporting company," management believes the Company may be more attractive to a private acquisition target as its common stock is also quoted on the OTC Bulletin Board.

Management of the Company plans to attempt to locate and negotiate with a business entity for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. There are no assurances can be given that management will be successful in locating or negotiating with any target business.

Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include:

(1) the ability to use registered securities to make acquisition of assets or businesses;
(2) increased visibility in the financial community;
(3) the facilitation of borrowing from financial institutions;
(4) stockholder liquidity;
(5) greater ease in subsequently raising capital;
(6) compensation of key employees through stock options;
(7) enhanced corporate image; and
(8) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with JCG may include:

(1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
(2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
(3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
(5) a foreign company which may wish to gain an initial entry into the United States securities market;
(6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or
(7) a company seeking one or more of the other perceived benefits of becoming a full reporting public company.

Management is engaged in seeking a qualified company as a candidate for a business combination. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

Management has been assessing various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies has been undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Further, Mr. Jeffrey Chad Guidry, the sole shareholder of the Company, has executed and delivered an agreement affirming that he will not sell any of the Company's common stock shares he owns to anyone until such time as the Company has successfully consummated a merger or acquisition.

Employees
---------

The Company currently has one (1) employee, who also serves as Chief Executive Officer, and Chief Financial Officer of the Company.

(i) The Company's performance is substantially dependent on the performance of its President, Jeffrey Chad Guidry. In particular, the Company's success depend on their ability to build the business for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


RISK FACTORS

The Company's business is subject to numerous risk factors, including, but not limited to, the following:

a) LIMITED OPERATING HISTORY AND DEVELOPMENT PERIOD MAKES POTENTIAL DIFFICULT TO ASSESS.
    ----------------------------------------------------------------

The Company has had no operating history nor any revenues or earnings from operations. The Company has no assets or financial resources. JCG, Inc. will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

b) THE COMPANY IS DEPENDENT ON ONE KEY OFFICER TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.
   ------------------------------------------------------------------------

Because management consists of only one person, while seeking a business combination, Mr. Jeffrey Chad Guidry, the president of the Company, will be the only person responsible in implementing the business plan of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Guidry anticipates devoting only a limited amount of time per month to the business of the Company and does not anticipate commencing any services until this registration statement has been cleared by the Commission. Mr. Guidry has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Guidry. The loss of the services of Mr. Guidry would adversely affect development of the Company's business and its likelihood of continuing operations.


c)  THE NATURE OF THE COMPANY'S OPERATIONS IS HIGHLY SPECULATIVE.
    ------------------------------------------------------------

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.
There is no assurance that the Company can identify a target company and consummate a business combination.


d) CONFLICTS OF INTEREST EXISTS BETWEEN THE COMPANY'S SOLE OFFICER AND HIS OTHER BUSINESS INTERESTS.
    -------------------------------------------------------------------

Certain conflicts of interest exist between the Company and Jeffrey Chad Guidry, the Company's sole officer and director. Mr. Guidry has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Mr. Guidry may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are is involved in the management of any company with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. See Item 7, " Certain Relationships and Related Transactions - - Conflicts of Interest."


e)   LOW-PRICED STOCKS MAY AFFECT THE RESELL THE COMPANY'S SHARES.
     -------------------------------------------------------------

The Commission has adopted a number of rules to regulate "penny stocks."
Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the NASD's OTC Bulletin Board or the "Pink Sheets"), the rules would apply to the Company and to its securities.

The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

f) THERE IS A RISK THAT MERGER OR ACQUISITION OPPORTUNITIES DO NOT EXIST AS THIS TIME BASED ON LACK OF MARKET RESEARCH.
   ------------------------------------------------------------------------

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event a business opportunity is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.


g) THERE IS A RISK, THE COMPANY WILL NOT BE ABLE TO IDENTIFY ANY SUITABLE BUSINESS COMBINATIONS.
    ----------------------------------------------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, JCG, Inc. will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

h)  REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.
    ------------------------------------------------------------

The Exchange Act specifically requires that any merger or acquisition candidates comply with all applicable reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Merger or acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain the required audited financial statements would not considered by the Company to be appropriate for merger or acquisition so long as the reporting requirements of the Exchange Act are applicable. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

i) UPON A BUSINESS COMBINATION, IT IS MOST LIKELY THE COMPANY'S MANAGEMENT WILL LEAVE THE COMPANY, AND THE NEW MANAGEMENT MAY LACK THE EXPERIENCE TO SUCCESSFULLY RUN THE BUSINESS.
    -----------------------------------------------------------------------

In conjunction with completion of a business acquisition, it is anticipated that JCG, Inc. will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock it owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.


j) NO MARKET EXISTS FOR THE COMPANY'S STOCK WHICH MAKES IT DIFFICULT TO FIND A BUYER FOR THE COMPANY'S STOCK.
    --------------------------------------------------------------------

There is currently no established public trading market for JCG, Inc. securities. A trading market in the Company's securities may never develop or, if developed, it may not be able to be sustained. If for any reason JCG's common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, and other factors may have a significant impact on the market price of JCG's securities.

k)  ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY.
    -------------------------------------------------------

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

l)  THERE MAY BE TAX CONSEQUENCES WHICH MAY ADVERSELY EFFECT THE COMPANY
    OR INVESTMENT IN THE COMPANY.
----------------------------------------------------------------------------

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains its offices at 8425 Bay Point Dr., Las Vegas, NV 89128 at no cost to the Company. Mr. Jeffrey Chad Guidry is the sole shareholder of the Company, and he has agreed to continue this arrangement until the Company completes a business combination.

B.  Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for JCG's securities. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will request that its common stock to be quoted on the NASD OTC Bulletin Board.

The Company's sole stockholder has agreed that he will not sell or otherwise transfer his shares of common stock except in connection with or following completion of a merger or acquisition.

There is currently one stockholder of JCG's outstanding common stock.

During the past years, the Registrant issued securities which were not registered as follows:


                                  Number of
Date          Name                  Shares               Consideration
-----------------------------------------------------------------------
02/26/03      J Chad Guidry       360,000                 $360 (1)


(1) Mr. Guidry is the Company's sole director, controlling stockholder and president. Shares issued to Mr. Guidry were in return for services provided to the Company by Mr. Guidry, in lieu of cash. With respect to the stock issued to Mr. Guidry, the Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

(ii) Holders
------------

There is one stockholder of record of common stock as of December 31, 2003.

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on JCG's common stock, and management does not anticipate paying any dividends on the Company's common stock in the foreseeable future.

(iv)  Liquidity and Capital Resources
-------------------------------------

The following sets forth information relating to all previous sales of the Company's common stock, which sales were not registered under the Securities Act of 1933.

In connection with the Company's organization, on February 26, 2003, the Company issued 360,000 shares of the Company's restricted common stock to Mr. Guidry, the sole shareholder of the Company, in exchange for $360 in cash.

The aforementioned securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption is available because this issuance was a transaction not involving a public offering. There was no general solicitation or advertising used to offer the Company's shares; the sole investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment. Additionally, securities were not offered or sold to more than thirty-five (35) unaccredited investors.

The Company has never utilized an underwriter for an offering of the Company's securities, and there were no underwriting discounts or commissions involved. Other than the securities described above, the Company has not issued or sold any securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

((a) Results of Operations
--------------------------

As a developmental stage Company, the Company had no revenues for calendar year ending 2003. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2003, the Company experienced net losses $(610). These expenses, $610 were for general and administrative costs. Since the Company's inception on February 26, 2003 through December 31, 2003 it has lost $(610). The Company does not have any material commitments for capital expenditures.

(b) Plan of Operation
---------------------

The management of JCG is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. JCG meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. JCG has been in the developmental stage since inception and have no operations to date. Other than issuing shares to the Registrant's sole stockholder, the Registrant has not commenced any operational activities.

JCG will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. JCG is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is JCG's duty to file audited financial statements as part of JCG's Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as JCG's audited financial statements included in the annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Registrant's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the Company's present management.

The management of JCG will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of the Company's common stock, and the substitution by the target business of its own management and board of directors.

JCG has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes JCG will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. The Company's sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The JCG audit reflects the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Registrant's sole Officer and Director has agreed that he will advance any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. JCG will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and JCG will not borrow any funds to make any payments to promoters, management or their affiliates or associates.

ITEM 7.  FINANCIAL STATEMENTS.



                                   JCG, Inc.
                         (a Development Stage Company)

                                 Balance Sheet
                                     as of
                               December 31, 2003

                                      and

                           Statement of Operations,
                     Changes in Stockholders' Equity, and
                                  Cash Flows
                                for the period
                              February 26, 2003
                              (Date of Inception)
                                      to
                               December 31, 2003

                               TABLE OF CONTENTS
                               -----------------


                                                                       PAGE
                                                                       ----

Independent Auditors' Report                                           F-1
Balance Sheet                                                          F-2
Statement of Operations                                                F-3
Statement of Changes in Stockholders' Equity                           F-4
Statement of Cash Flows                                                F-5
Footnotes                                                              F-6-11

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
JCG, Inc.
(a Development Stage Company)
Las Vegas, Nevada

We have audited the Balance Sheet of JCG, Inc. (the "Company") (a Development Stage Company), as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the period February 26, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JCG, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and cash flows for the period February 26, 2003 (date of inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

March 8, 2004

                                    JCG, Inc.
                           (a Development Stage Company)
                                  Balance Sheet



Balance Sheet


                                                                 December 31,
                                                                     2003
                                                                 ------------

Assets

Current assets:
   Cash                                                          $         -
                                                                 ------------
                                                                 $         -
                                                                 ============


Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding                           -
   Series B preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding                           -
   Series C preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding                           -
   Common stock, $0.001 par value, 60,000,000 shares authorized,
     360,000 shares issued and outstanding as of 6/30/03                 360
   Additional paid-in capital                                            250
   Earnings (Deficit) accumulated during development stage              (610)
                                                                 ------------
                                                                           -
                                                                 ------------

                                                                 $         -
                                                                 ============


  The accompanying notes are an integral part of these financial statements.

                                     JCG, Inc.
                           (a Development Stage Company)
                              Statement of Operations



Statement of Operations



                                                           February 26, 2003
                                                            (Inception) to
                                                           December 31, 2003
                                                           -----------------

Revenue                                                    $              -

                                                           -----------------

General and administrative expenses                                     610
                                                           -----------------

Net (loss)                                                 $           (610)
                                                           =================


Weighted average number of common shares outstanding -
 basic and fully diluted                                            360,000
                                                           =================


Net income (loss) per share - basic and fully diluted      $          (0.00)
                                                           =================


  The accompanying notes are an integral part of these financial statements.

                                     JCG, Inc.
                           (a Development Stage Company)
                         Statement of Stockholders' Equity



Statement of Stockholders' Equity


                                                       (Deficit)
                                                      Accumulated
                            Common Stock    Additional  During       Total
                          -----------------  Paid-in  Development Stockholders'
                           Shares   Amount   Capital     Stage       Equity
                          --------- ------- ---------- ---------  -------------

February 26, 2003
 Founders shares            360,000 $   360 $        - $      -   $        360

Donated capital                                    250                     250

Net (loss)
 February 26, 2003
 (inception) to
 December 31, 2003                                         (610)          (610)
                          --------- ------- ---------- ---------  -------------

Balance,
 December 31, 2003          360,000 $   360 $      250 $   (610)  $           -
                          ========= ======= ========== =========  =============


  The accompanying notes are an integral part of these financial statements.

                                     JCG, Inc.
                           (a Development Stage Company)
                              Statement of Operations



Statement of Operations



                                                           February 26, 2003
                                                            (Inception) to
                                                           December 31, 2003
                                                           -----------------

Cash flows from operating activities
Net (loss)                                                 $           (610)
                                                           -----------------

Cash flows from financing activities
  Issuances of common stock                                             360
  Donated capital                                                       250
                                                           -----------------
Net cash provided by financing activities                               610
                                                           -----------------

Net increase (decrease) in cash                                           -
Cash - beginning                                                          -
                                                           -----------------
Cash - ending                                              $              -
                                                           =================


Supplemental disclosures:
  Interest paid                                            $              -
                                                           =================
  Income taxes paid                                        $              -
                                                           =================

  The accompanying notes are an integral part of these financial statements.

                                   JCG, Inc.
                         Notes to Financial Statements


Note 1 - History and organization of the company

The Company was organized on February 26, 2003 (Date of Inception) under the laws of the State of Nevada, as JCG, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 60,000,000 shares of $0.001 par value common stock.

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

The Company intends to become a fully reporting company with the US Securities and Exchange Commission and to file periodic and episodic reports under Rule 13(a) of the Exchange Act. Management will attempt to locate and negotiate with a business entity for the merger of that target business into the Company.

Note 2 - Summary of significant accounting policies

Cash and cash equivalents
-------------------------
The Company maintains a cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003.

Impairment of long lived assets
-------------------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at December 31, 2003.

                                   JCG, Inc.
                         Notes to Financial Statements


Revenue recognition
-------------------
The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                                   JCG, Inc.
                         Notes to Financial Statements


Income taxes
------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                                   JCG, Inc.
                         Notes to Financial Statements


In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-based compensation
------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------
The Company has adopted December 31 as its fiscal year end.

                                   JCG, Inc.
                         Notes to Financial Statements


Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company incurred net loss of $610 in the period February 26, 2003 to December 31, 2003. In addition, the Company's development activities since inception have been financially sustained by capital contributions from its officers, directors and shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and to locate and negotiate with a business for a merger, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which
requires use of the liability method.   SFAS No.  109 provides that deferred
tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate       (34.0%)
                   Valuation reserve                 34.0%
                                                    -------
                   Total                                -%
                                                    =======

As of December 31, 2003, the Company has a net operating loss carry forward of $610.

                                   JCG, Inc.
                         Notes to Financial Statements


Note 5 - Stockholders' equity

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


During February 2003, the Company issued 360,000 shares of its $0.001 par value common stock to the sole officer and director of the Company for advanced funds in the amount of $360. (See Note 7)

During the year ended December 31, 2003, the sole officer and director of the Company donated $250 in cash to the Company for general and administrative expenses. (See Note 7)

As of December 31, 2003, there have been no other issuances of common stock or preferred stock.

Note 6 - Warrants and options

As of December 31, 2003, there are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

During February 2003, the Company issued 360,000 shares of its $0.001 par value common stock to the sole officer and director for advanced funds in the amount of $360 which was paid for incorporation filing fees. (See Note 5)

During the year ended December 31, 2003, the sole officer and director of the Company donated $250 in cash to the Company for general and administrative expenses. (See Note 5)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


ITEM 8A. CONTROLS AND PROCEDURES

JCG is a development stage company with no revenues and it is the Registrant's sole officer and director who has responsibility for JCG's internal controls and procedures over the Company's financial reporting.

JCG has implemented and maintains disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. JCG's scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in the Registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Registrant's internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, JCG carried out an evaluation, under the supervision of its sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, JCG's sole officer and director concluded that, given the Company's limited operations, the Company's disclosure controls and procedures were effective.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.  Directors, Executive Officers and Significant Employees

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                  Age                Position                 Appointed
------------          ---      ------------------------------     ------------
Jeffrey Chad Guidry   31       President, CEO, CFO,               Feb 26. 2003
                               Corporate Secretary

B.  Work Experience

Jeffrey Chad Guidry, Director, President, CEO/CFO, Secretary
------------------------------------------------------------

Mr. Guidry has served as the Company's director, president, and secretary since inception, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:


Jeffrey Chad Guidry - Work Background

     Thomas Jefferson High School
       Port Arthur, Texas
       Diploma, 1991

     Antony, Ltd., Audio Equipment Retailer
       Crystal Beach, Texas
       National Sales Representative, 1991-1999

     Pennington Mortgage
       Las Vegas, Nevada
       Mortgage Loan Officer, 1999-Present

     EZ Credit Repair, Inc.
       Las Vegas, Nevada
       President. Company helps mortgage applicants repair their credit ratings, 2002-Present

     Weststar Funding
       Las Vegas, Nevada
       Mortgage Broker
       September 2003- Present


Mr. Guidry has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

C.  Prior Blank Check Involvement

Mr. Guidry has not been involved in developing blank check and shell companies for sale or acquisition by target companies in the past.

Mr. Jeffrey Chad Guidry is its sole officer, director and sole beneficial shareholder. Mr. Guidry owns 100% of capital stock of JCG, Inc. Mr. Guidry does not own any interest in any business entities or companies.


D.   Involvement on Certain Material Legal Proceedings During the Last Five
     Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Registrant's equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other JCG, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.


Audit Committee and Financial Expert
------------------------------------

JCG does not have an Audit Committee, J. Chad Guidry, the Company's sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

JCG has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company's start-up operations, management believes the services of a financial expert are not warranted.


Code of Ethics
--------------

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.  Compliance with applicable governmental laws, rules and regulations;

4. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.  Accountability for adherence to the code.

JCG has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that the Company's sole officer and director serves in all the above capacities.

JCG's decision to not adopt such a code of ethics results from the Registrant having only one officer and director operating as the sole management for the Company. Management believes that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee
--------------------

The Registrant does not have a Nominating Committee or Nominating Committee Charter. J. Chad Guidry, the Company's sole director, performs some of the functions associated with a Nominating Committee. Management has elected not to have a Nominating Committee in that the Company is a development stage company with limited operations and resources.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2003.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
J. Chad Guidry     2003     -0-            -0-           -0-
     Director,
     CEO/CFO,
     Secretary
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
J Chad Guidry      2003    -0-           -0-                -0-       -0-
    Director
    CEO/CFO,
    Secretary
-------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officer. The executive officer will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future while JCG is in its early stages. Mr. Guidry is currently involved in the hands-on management of a mortgage business, from which he derives his income.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of the Registrant's outstanding common stock as of December 31, 2003, by each person known by JCG, Inc. to own beneficially more than 5% of the outstanding common stock, by each of director and officer and by all of the Registrant's directors and officers as a group. Unless otherwise indicated below, to management's knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


                   Name and Address     Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner         Ownership         of Class
--------------  -----------------------  ------------------   -------------
Common Stock       Jeffrey Chad Guidry (1)     360,000             100%
                   8425 Bay Point Dr.
                   Las Vegas, NV 89128

Common Stock       All Executive Officers      360,000             100%
                   and Directors as a Group (1 person)
----------------------------------------------------------------------------
(1)   Mr. Guidry is the sole shareholder of JCG, Inc.


B.  Persons Sharing Ownership of Control of Shares

     Jeffrey Chad Guidry owns the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

    The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

    There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of the Issuer

    Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 26, 2003 (inception), the Company issued 360,000 restricted shares of its common stock to Mr. Guidry in exchange for $360 in cash which paid for the State incorporation fees. Jeffrey Chad Guidry, the sole officer and director of the Company, is the sole shareholder of JCG, Inc.

The Company currently uses space provided by Mr. Jeffrey Chad Guidry, for which the Company pays no rent, and for which Mr. Guidry has agreed to continue this arrangement until the Company completes a business combination.


Conflicts of Interest

The Company's proposed business raises potential conflicts of interest exist between the Company and Mr. Jeffrey Chad Guidry, the Company's sole officer and director. Mr. Guidry has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Guidry intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Guidry would not attend to other matters prior to those of the Company. Mr. Guidry estimates that the business plan of the Company can be implemented in theory by devoting approximately 15 to 20 hours per month over the course of several months but such figure cannot be stated with precision.

Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are involved in the management of any company with which the Company transacts business. The Company has adopted a policy that the Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Accordingly, the Company's officer will be required to use their discretion to resolve them in a manner which he considers appropriate. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company has not filed any Current Reports during the calendar year ending December 31, 2003.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 were approximately $1,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2003.


ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 were $0.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on March 10, 2004.


                                                      JCG, Inc.
                                           -----------------------------
                                                    (Registrant)


                                           By:  /s/ Jeffrey Chad Guidry
                                           ---------------------------
                                                    Jeffrey Chad Guidry
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  March 10, 2004             By:  /s/ Jeffrey Chad Guidry
                                  --------------------------------
                                           Jeffrey Chad Guidry
                                           President, CEO and CFO
                                           Director and Corporate Secretary