Form 10KSB/A
period 2003-12-31
NEIGHBORHOOD CONNECTIONS INC
filed 2004-03-25
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               Amendment No. 1 To
                                  FORM 10-KSB/A

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-50344

                          Neighborhood Connections, Inc.
                              (formerly JCG, Inc.)
             --------------------------------------------------
               (Name of Small Business Issuer in its charter)

             Nevada                       16-1630142
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification #
incorporation or organization)

         6802 San Remo, Houston, Texas                77083
 ---------------------------------------------    -------------
    (Address of principal executive offices)        (zip code)

                            (281) 575-1208
       ---------------------------------------------------------
                      Issuer's Telephone Number

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

     State issuer's revenues for its most recent fiscal year.  $1,050.

     The issuer's stock is listed on the Pink Sheets, LLC, by the National Quotation Bureau; however the issuer's stock has not traded.

     Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of March 24, 2004. Preferred Stock, $.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of March 24, 2004.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................15
    Item 3.  Legal Proceedings.............................................15
    Item 4.  Submission of Matters to a Vote of Security Holders...........15

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......16
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....19
    Item 7.  Financial Statements..........................................21
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................22
    Item 8A. Controls and Procedures.......................................22

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................23
    Item 10. Executive Compensation........................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................25
    Item 12. Certain Relationships and Related Transactions................26
    Item 13. Exhibits and Reports on Form 8-K..............................27
    Item 14. Principal Accountant Fees and Services........................28

SIGNATURES   ..............................................................29

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(i)  Business Development, Organization and Acquisition Activities

Neighborhood Connections, Inc., a pay telephone service company, hereinafter referred to as ("Neighborhood") or ("the Company,") or ("the Registrant") was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 18, 2002.

The Company is a development stage pay telephone service company which plans to provide management for the collection of pay telephone coin revenues.

On March 19, 2004, Neighborhood Connections, Inc. and JCG, Inc., ("JCG") a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby Neighborhood acquired all the outstanding shares of common stock of JCG from its sole stockholder in an exchange for $3,600 cash in a transaction where Neighborhood was the successor corporation.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, the Neighborhood Connections is the successor issuer to JCG for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for Neighborhood Connections, Inc. to succeed to the registration status of JCG under the Exchange Act pursuant to Rule 12g-3. Neighborhood Connections, Inc. is filing this annual report on Form 10-KSB as required under Rule 12g-3(g).

JCG, was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate. Neighborhood Connections, Inc. director and officer became the director and officer of the surviving corporation. The sole director and officer of JCG resigned. Pursuant to the Merger Agreement, the Articles and By-laws of Neighborhood Connections, Inc. become the Articles and By-Laws of the surviving corporation. (See exhibit 3.1, 3.2, and 3.3 this filing.) A copy of the Merger Agreement and Certificate of Merger are incorporated by reference (See Current Report on Form 8-K filed on March 24, 2004, with the U. S. Securities and Exchange Commission.)

(ii)  Principal Products, Services, and Principal Markets

The Company plans to provide management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/ or relocation of such equipment as necessary.

From inception through December of 2003, the Company's efforts has been devoted primarily to startup and development activities, which include the following:

1.   Formation of the Company and obtaining start-up capital
2.   Developing services
3.   Developing marketing and advertising tools
4.   Building a customer base

Initially, the market that Neighborhood Connections, Inc. plans to target is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Once it has established this foothold, the Company will expand its horizons to include larger portions of the state of Texas and surrounding states, from which territory it can perfect its replicable techniques, link with other regions, and establish a national presence.

The Pay Telephone Service Industry was substantially transformed in 1996-97 when the FCC, as part of its deregulation efforts in the telecommunications industry as a whole, further deregulated payphones [For valuable background material, (See "Scope of Competition in Telecommunications Markets of Texas, the 1999 report to the 76th Congress of Texas by the Public Utilities Commission of Texas (PUCT)"), available through the Commission's website. In particular, see the FCC's Payphone Orders, Report and Order (FCC 96-388, September 20,
1996) and Order on Reconsideration (FCC 96-439, November 8, 1996, as well as implementation orders put in place by the PUCT.)] These changes removed state rate caps on the price of local phone calls and allowed providers to charge for directory assistance calls from a payphone. New rates for local calls from payphones range from 35 cents to $1.00. Additionally, private payphone owners are now allowed to charge long-distance carriers for calls placed to the long-distance company's toll free numbers from payphones. This so-called "dial-around" compensation for payphone owners was one of the most controversial aspects of the FCC's payphone order. The FCC found that payphone owners should be compensated for the use of the instrument for each and every completed call. After setting a rate and having it appealed a the Circuit Court of the District of Columbia by several long-distance carriers, the Court determined that the appropriate rate of compensation should be 28.4 cents for each completed call. Carriers are required to compensate the payphone owner 28.4 cents for each completed call from a payphone and are passing this cost through to either the person using the credit card or to the "800" number subscriber.

This action, of course, has had a dramatic effect on the potential profitability of pay telephone management services and has opened up opportunities for smaller companies like Neighborhood Connections, Inc. The opportunity to set rates is an obvious advantage as it provides the flexibility to create a profitable business. Calls to Information are frequent and provide additional revenues. But perhaps most important, given the number of credit card customers who now access their long-distance provider using an 800 or other toll-free number, the ability to charge long-distance carriers for all those calls placed on the Company's equipment opens another major profit center. Houston, Texas, the Company's target area, is the fourth-largest city in the United States. Though its fortunes were famously and dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive and mark over fifteen years of continuous growth. Harris County, the county that includes Houston and the area surrounding it, is the third largest county in the United States with a population of 3,250,404 people and is 1788 square miles in area. It has some 1.5 million payphones.

In 1996, the Federal Communications Commission (FCC) determined that all ILEC payphones would be deregulated and removed from the ILEC's investment base, and that the rates for local services from payphones must be deregulated. The impact of the FCC's decision on Texas consumers is still evolving. While the number of ILEC-provided payphone lines steadily decreased during the last data period, the number held steady during the next period. The portion of the market shown to be held by non-ILEC providers is artificially low, however, because this data set did not include payphone service providers
(PSPs) on a comprehensive basis.

Furthermore, in 1995 the total revenue from ILEC payphones was $135,440,523. and that of non-ILEC payphones was $293,233 or 0.22% of the total revenues. In 1996, the ILEC revenue was $138,824,311. and that of non-ILEC payphones was $329,816 or 0.24%. In 1997, the total was $182,119,540 and the non-ILEC payphones' revenues had grown to $685,162 or 0.37% of the total, indicating steady growth of non-ILEC, that is to say, privately-managed pay telephones. It is relatively difficult to get accurate figures; the Southwestern Bell System, for example, considers these data to be "proprietary," and refuses to divulge even the number of its payphone sites, let alone specifics about their locations or profits. This jealous protection of statistical information and the need to do some detective work just to come up with accurate figures speaks powerfully to the vulnerability the ILEC provider(s) feel as deregulation opens up more opportunities to small private providers like the Company.

Competition for small (less than 300 payphones) companies is relatively nonexistent due to the capital requirements and time involved in running a successful operation. Typically, one or two family members own small companies and share the responsibilities for the upkeep of their equipment. A common complaint by the owners of this type of business entity is that they have little time to devote to the management of pay telephones because: 1) they do not have sufficient capital to acquire additional locations and invest in operable equipment; and, 2) they are not interested in becoming involved on a full time basis.

Based on the limited experience of management running a small operation in Houston, the founders of the Company have discovered that one or two-person crews can install or remove equipment at 4-to-6 locations per day provided the constraints of the sites are minimal. One coin retrieval agent is able to collect coin revenues on 45-to-60 phones per day, and report any maintenance requirements for each location. A site locator is able to canvas a geographical sector within 4 to 5 days generating location contracts at approximately 20-to-25 new sites. One central office manager can coordinate routes, assign maintenance problems, answer pay telephone user questions or problems, program pay telephone equipment via computer, analyze quarterly dial-around compensation reports, evaluate the effectiveness of long-distance carrier operations and revenues generated thereon, and maintain nightly polled telephone detail. Once 300 pay phones are under management, another maintenance person is required and once there are 600 both a maintenance/sales person and an office assistant become necessary. Growing in this simple way with careful planning and a knowledge of how and where to solicit new pay phone sites and contracts for multiple phones at the sites of larger customers (like those in shopping malls and in gated communities) the Company plans to hone and develop a model for running a successful pay telephone enterprise that will be teachable to others around the country whose regions can ultimately be linked in a pay telephone service system that can claim a substantial share of a multi-billion dollar industry.

When one realizes that the average gross revenue per unit is forecast at $1,004 annually, one can begin to see how growing the number of units under the Company's management can create a business with very good numbers able to be serviced by a relatively small workforce. The target number of 600 payphones will themselves produce a business grossing over $600,000 dollars annually. As the Company penetrates the greater Houston area and Harris County and then expands into East and Coastal Texas, it will raise its annual revenues to a million dollars annually once it reaches 1000 payphone sites from which point it can expand arithmetically and greatly increase this figure.

Among other expansion strategies being considered, the Company plans to develop a training program in how to run a solid pay telephone services company so that other people looking to run a small business can learn how to apply a similarly successful enterprise in their own area one that can be run efficiently and effectively by relative novices in the business field, if they, like the founders, have enough desire, motivation, talent and determination to succeed. This will also be useful in creating links with other similar and allied service providers around the country as these smaller operations begin to be implemented by entrepreneurs trained by and potentially in continuing contact with the Company through a voluntary mentoring program. The training and continuing support programs will themselves provide an additional profit center, as they will include fees for start-up and consulting services.

(iii)  RISK FACTORS

(a)  LIMITED OPERATING HISTORY

The Company has a limited operating history having been incorporated in the State of Nevada on September 18, 2002. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Houston, Texas and commencing with initial operational plans. The Company has yet to generate any revenues. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started to identify prospective customers for the collection of pay telephone coin revenues, repair and maintenance of existing pay telephone equipment.

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.


(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements as of December 31, 2003, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) to twenty-four (24) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(c)  DEPENDENCE ON CONTINUED USE OF PAY TELEPHONES

This business plan and all the Company's plans for profitability and success are dependent on the continued use (and even growth) of the pay telephone industry. Along with all the other massive changes in the telecommunications and the phone system has been added a new technological change that can have a marked effect on the Company's prospects: the cell phone. As more people have their own portable (cell phones) means of being in telephone contact with the open other people in their business and personal lives, their need for public telephone sites will correspondingly shrink in ways that could fatally reduce demand for pay telephone management companies such as our own. No assurances exist that this will remain a viable industry, let alone business.


(d) POSSIBILITY THAT DEREGULATION MAY NOT CONTINUE TO OPEN THE PAYPHONE MARKET TO NEIGHBORHOOD CONNECTIONS.

The Company's plans to succeed in establishing a presence in Houston and then moving out from there depends entirely upon Federal decisions that have for a number of years favored the dramatic opening of the former telephone monopoly to the open market. Fostering healthy and fairly-fought competition is a basic tenet of our country. However, if this political climate should change, it is possible that government activities in this area could either shift away from continuing deregulation or become hostile to small companies trying to maximize their profits in a market that is still in many ways forced into providing services at little or no cost to average consumers. No assurances can be given that the good economic indicators evident up to now will remain positive over the next few years.


(e)  RISK OF EQUIPMENT AND PROPERTY LOSSES AND FAILURES

A part of the business of managing pay telephone sites involves the maintenance of the actual physical telephones and phone booths that customers need to be able to access our public telephone service. Security problems with payphone locations are of course major concerns for the pay telephone management industry. Time and money are drained by vandalism, by graffiti defacement of sites, by thievery if assets are broken into, and in all sorts of other ways relating to the usability and the popularity of public telephone sites.

Furthermore as phone service is necessary all over the city and in all sorts of more rural locations, it is often necessary to place company property (and therefore company assets) in all variety of neighborhoods and city locations, at least some of which are in higher crime areas or in areas where they are more vulnerable to malicious mischief. Security for the Company's phones and locations is impractical, and extra personnel to patrol or to canvass them also involves added expense should the problem grow out of hand. The Company has no guarantee that in expanding it will not also put equipment in jeopardy in ways that could substantially affect the Company's profitability. It has no guarantee that it can keep locations desirable for potential customers, and no guarantee that it will be able to keep on top of the constant need for maintaining sites if the plans in place concerning maintenance needs should prove to be inadequate.

In the related matter of property loss or loss of revenue due to equipment failures, the potential damage to the company's profitability is also substantial. This of course includes the expenditures related to replacing or repairing faulty equipment; as well as the possibility that failures or slowdowns in the communication grid could greatly decrease revenues from pay telephone sites in large areas of the company's target area.

(f)  COMPETITION

As stated above, competition for small (less than 300 payphones) companies is relatively nonexistent due to the capital requirements and time involved. Typically, one or two family members who share the responsibilities for the upkeep of their equipment own small companies. A common complaint by these type entities is that they have little time to devote to the business of pay telephones because they 1] do not have sufficient capital to acquire additional locations and invest in operable equipment and 2] are not interested in becoming involved on a full time basis. Larger companies may or may not have their own maintenance crews, but would also be candidates for the proposed services outlined here as the principals have the primary desire of growing their business through mergers/acquisitions and locating new payphone sites

By the same token, larger companies and particularly Southwestern Bell, the service provider for the Houston area should they decide to aggressively pursue a campaign designed to increase their market share with pay telephones, could significantly affect the Company's plans to expand and to grow its share of the market. Because of their size and name recognition and general clout, these companies have resources that Neighborhood Connections, Inc., a small start-up company, could never hope to match, and with which they could effectively quash its bid to establish itself.


(g)  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

The Company currently relies exclusively upon the services and expertise of Ruth Selmon, its President and sole employee. In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required. The president and secretary are the only personnel at the outset and until 300 payphones are under management. One maintenance member will be added at the acquisition of a contract for the next 50 payphones and another will be added when the company has 600 payphones under management. Management has no plans to increase the number of employees until the Company can produce a profit on a consistent basis. No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(h) LACK OF EXPERIENCE ON THE PART OF MANAGEMENT

As stated above, the Company currently relies exclusively upon the services and expertise of Ruth Selmon, its President. She has no business experience in managing a pay telephone collection company. As such, the business model and methodologies he develops may be unsuccessful. As a consequence, failure to identify effective and efficient process servicing methodologies and build a customer base can have an adverse effect on the Company's future.


(i) THE COMPANY IS DEPENDENT ON ITS OFFICERS TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.

The Company plans to rely heavily on its sole officer, Ruth Selmon who has no experience in the pay telephone collection agency. Should the Company be deprived of the services of its officers for any reason during this period of initial and expansion, the results would be devastating to the Company and could lead to its dissolution. Management cannot be sure that this business model will be successful in the Houston market or other markets. The Company does not have an employment agreement with Ruth Selmon.

(j)  EXPANSION PLANS MAY PROVE UNWORKABLE

Though management is committed to the plan stated above and has confidence in its ability to establish itself and then expand its influence, there is no guarantee that it will in fact be able to achieve its goals. As it is still a small operation run primarily by two individuals, even its first steps to establish itself more firmly as a viable organization in Houston, Texas may prove to be beyond its capacity to achieve. Once at the level described above (600 payphones under contract), it may not be able to grow to the next goal which would require a more sophisticated organization. Even if it is successful in Houston, it may prove unable to expanding into the 10 mile radius around the city that is its next target.


(k)  GOVERNMENT REGULATION.

Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(l) SHARES SUBJECT TO RULE 144, IF SOLD COULD HAVE A MATERIAL NEGATIVE IMPACT UPON THE MARKET PRICE OF THE COMPANY'S SHARES.

On December 31, 2003, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

(m) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, or service(s) that the Company believes are strategic and would help it build its operations and/or future customer base.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Further, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(n)   LOW-PRICED STOCKS MAY AFFECT THE RESELL THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


(iv)  Customers

The Company has just begun to establish a customer base in Houston, Texas. Management entered into an understanding with Houston Metro Payphone, Inc. to manage the service and collection of their payphone systems. There was no written agreement with Houston Metro Payphone, Inc. The Company entered into an oral agreement, which basically includes that the Company provide services on a month-to-month basis to service, collect change, and maintain pay phones in the Houston area. The Company receives $25.00 for each pay phone it services. The Company has received revenues from Houston Metro Payphone, Inc. for $1,050.00. Management does not expect these revenues to continue, as the arrangement with Houston Payphone, Inc. was not cost effective for Neighborhood Connections, Inc. Management is seeking other pay phone systems in Houston to manage.

There are no assurances that the Company will be able to offer its services that would attract future customers from its competition.

(v) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. This would include the methodologies the Company develops to collect outstanding debts. The Company plans to enter into confidentiality agreements with its clients. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the Neighborhood business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.


(vi) Government Regulation

The Company plans to acquire all business licenses and permits required to perform its pay telephone collection services.

(vii)  Employees

The Company currently has one employee, who also serves as an officer of the company. Until the Company can grow and generate profits on a consistent basis, the Company does not plan on adding any new employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

The Company's corporate headquarters are located at: 6802 San Remo, Houston, Texas 77083, Phone: (281) 575-1208. The office space is provided by the officer of the Company at no cost to the Company.

B.  Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  Market Information

(1) On or about January 28, 2003, the common stock of the Company was cleared for trading on the National Quotation Bureau "Pink Sheets." No shares have traded since the Company began trading on the Pink Sheets.

(2)(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

(ii) There is currently no common Stock of the Company which could be sold under Rule 144 under the Securities Act of 1933, as amended, or that the registrant has agreed to register for sale by the security holders.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B.   Dividends

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

C. The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

D.  Holders

As of March 24, 2004, the Company has approximately forty (40) stockholders of record.

E.  Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

F.  Liquidity and Capital Resources
-------------------------------------

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock and 15,000,000 shares of its $0.001 par value preferred stock.

On September 18, 2002, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash of $5,000.

On May 1, 2003, Neighborhood was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On June 30, 2003, Neighborhood completed a private offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Neighborhood sold 1,420,000 shares of Common Stock for an accumulated total of $14,200 to approximately 40 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. The Company filed an original Form with the Securities and Exchange Commission on or about July 7, 2003.

As of March 24, 2004, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the June, 2003 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 to the June, 2003 offering:

Exemption. Offers and sales of securities that satisfy the conditions in paragraph (b) of this Rule 504 by an issuer that is not:

1. subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

2.  an investment company; or

3. a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, shall be exempt from the provision of section 5 of the Act under section 3(b) of the Act.

At the time of the December, 2003 offering, Neighborhood was not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, the Company is not now, nor at the time of the December, 2003 offering, considered to be an investment company. Finally, since its inception, the Company has pursued a specific business plan of providing collection agency services in Las Vegas, Nevada.

1. Conditions to be met to qualify for exemption under this Rule 504, offers and sales must satisfy the terms and conditions of Rule 501 and Rule 502 (a),
(c) and (d), except that the provisions of Rule 502 (c) and (d) will not apply to offers and sales of securities under this Rule 504 that are made:

     i. Exclusively in one or more states that provide for the registration of the securities, and require the public filing and delivery to investors of a substantive disclosure document before sale, and are made in accordance with those state provisions;

     ii. In one or more states that have no provision for the registration of the securities or the public filing or delivery of a disclosure document before sale, if the securities have been registered in at least one state that provides for such registration, public filing and delivery before sale, offers and sales are made in that state in accordance with such provisions, and the disclosure document is delivered before sale to all purchasers (including those in the states that have no such procedure); or

     iii. Exclusively according to state law exemptions from registration that permit general solicitation and general advertising so long as sales are made only to "accredited investors" as defined in Rule 501(a). Neighborhood was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in Nevada.

2. The aggregate offering price for an offering of securities under this Rule 504, as defined in Rule 501(c), shall not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of securities under this Rule 504, in reliance on any exemption under section 3(b), or in violation of section 5(a) of the Securities Act.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Results of Operations
-------------------------

(i) In its initial operating period from September 18, 2002 (date of inception) through December 31, 2003, the Company had revenues of $1,050 and incurred an operating net loss of $(14,552). The majority of these costs were fees and general and administrative expenses. As of December 31, 2003, the Company generated one invoice for services rendered. Neighborhood Connections, Inc. has yet to receive any positive net income from operations.

The major components to expenses faced by the company in its day to day operations includes: auditor fees, legal fees, developing databases of demographic information, and general administrative expenses. If the Company becomes profitable, the company will access salaries and adding additional personnel to the payroll. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on a quarterly basis. If or when the company is successful in achieving this quarterly positive cash flow, it is likely that the company will consider expanding its personnel which will increase costs.

(b) Plan of Operation
---------------------

(i) The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Additionally, management believes the Company will need to implement the following before it can fully proceed with its business plan:

a) Management anticipates the Company will incur additional start-up costs which include but is not limited to: telephone expenses, utilities, insurance, office expenses, travel expenses, computer expenses, and the development of customer demographic data bases.

b) Develop an advertising plan to generate new business and new customers. Management estimates the cost to develop advertising plan could range between $1,000 to $2,000 depending on graphics, art work, printing costs and mailing costs. Management anticipates their advertising plan will be completed by the end of June, 2004.

c) Initiate an aggressive campaign to recruit clients who need pay telephone collection services. This recruitment campaign is a matter of contacting prospective small businesses such as restaurants and nightclubs, which have heavy foot traffic. Mrs. Selmon will personally contact these potential customers. Management anticipates this phase will take an additional six months to complete.

d) The Company then needs to evaluate its strategies with respect to new business and its pay telephone collection services, to determine placement costs versus collection practices. Management anticipates this phase will take an additional twelve months to complete.

Management entered into an understanding with Houston Metro Payphone, Inc. to manage the service and collection of their payphone systems. There was no written agreement with Houston Metro Payphone, Inc. The Company entered into an oral agreement, which basically includes that the Company provide services on a month-to-month basis to service, collect change, and maintain pay phones in the Houston area. The Company receives $25.00 for each pay phone it services. The Company has received revenues from Houston Metro Payphone, Inc. for $1,050.00. Management does not expect these revenues to continue, as the arrangement with Houston Payphone, Inc. was not cost effective for Neighborhood Connections, Inc. Management is seeking other pay phone systems in Houston to manage. There are no assurances that the Company will be able to offer its services that would attract future customers from its competition.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Unless the Company can start generating additional revenues, it is questionable that it can remain a Going Concern. In order for the Company to remain a Going Concern it will need to find additional capital or an acquisition. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Management believes that the Company's future growth and success will be largely dependent on its ability to identify a customer base who desires to utilize the Company's pay telephone collection services.

ITEM 7.  FINANCIAL STATEMENTS.


a) Financial Statements

                         NEIGHBORHOOD CONNECTIONS, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                               December 31, 2003

                                   CONTENTS

                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                 F-1

BALANCE SHEET                                                F-2

STATEMENTS OF OPERATIONS                                     F-3

STATEMENT OF STOCKHOLDERS' EQUITY                            F-4

STATEMENTS OF CASH FLOWS                                     F-5

NOTES TO FINANCIAL STATEMENTS                                F-6-9


b)   Interim Financial Statements are not provided, as they are not applicable.

c) Financial Statements of businesses acquired or to be acquired are not provided at this time, as they are not applicable.

d) Proforma Financial Information is not provided at this time, as it is not applicable at this time.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Ste. B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)


                        INDEPENDENT AUDITORS' REPORT


Board of Directors
Neighborhood Connections, Inc.
Las Vegas, NV


We have audited the Balance Sheet of Neighborhood Connections, Inc. (the "Company")(A Development Stage Company), as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, the period September 18, 2002 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neighborhood Connections, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, the period September 18, 2002 (Date of Inception) to December 31, 2002 and the period September 18, 2002 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about is ability to continue as a going concern. Management's plan is regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


January 16, 2004

/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                        Neighborhood Connections, Inc.
                        (a Development Stage Company)
                                Balance Sheet



Balance Sheet


                                                                 December 31,
                                                                     2003
                                                                 ------------
Assets

Current assets:
   Cash and equivalents                                          $     4,648
                                                                 ------------
     Total current assets                                              4,648
                                                                 ------------
                                                                 $     4,648
                                                                 ============


Liabilities and Stockholders' Equity

Current liabilities:                                                       -
                                                                 ------------

Stockholders' (Deficit):
   Series A preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Series B preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Series C preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Common stock, $0.001 par value, 60,000,000 shares
     authorized, 6,420,000 shares issued and outstanding               6,420
   Additional paid-in capital                                         12,780
   (Deficit) accumulated during development stage                    (14,552)
                                                                 ------------
                                                                       4,648
                                                                 ------------
                                                                 $     4,648
                                                                 ============

  The accompanying Notes are an integral part of these financial statements.

                          Neighborhood Connections, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                       For the Year Ended December 31, 2003,
        For the Period September 18, 2002 (Inception) to December 31, 2002,
       and For the Period September 18, 2002 (Inception) to December 31, 2003



Statement of Operations


                                         September 18, 2002  September 18, 2002
                     For the year ended    (Inception) to      (Inception) to
                        December 31,        December 31,        December 31,
                            2003                2002                2003
                     ------------------  ------------------  ------------------
Revenue              $           1,050   $               -   $           1,050
                     ------------------  ------------------  ------------------

Expenses:
 Organizational costs            1,311                 510               1,821
 General and
  administrative
  expenses - related
  party                              -               2,000               2,000
 General and
  administrative
  expenses                      11,564                 217              11,781
                     ------------------  ------------------  ------------------

Net (loss)           $         (11,825)  $          (2,727)  $         (14,552)
                     ==================  ==================  ==================

Weighted average
 number of common
 shares outstanding          5,624,579           5,000,000
                     ==================  ==================

Net (loss) per share $           (0.00)  $           (0.00)
                     ==================  ==================

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                 Statements of Changes in Stockholders' Equity
          September 18, 2002 (Date of Inception) to December 31, 2003



Statements of Changes in Stockholders' Equity


                                                      (Deficit)
                                                     Accumulated
                         Common Stock    Additional    During        Total
                       -----------------   Paid-in   Development  Stockholders'
                         Shares  Amount    Capital      Stage        Equity
                       --------- ------- ----------  -----------  -------------
September 2002
 Founders shares
 issued for cash       5,000,000 $ 5,000 $        -  $         -  $      5,000

Net (loss), Sep. 18,
 2002 (inception) to
 December 31, 2002                                        (2,727)       (2,727)
                       --------- ------- ----------  ------------ -------------
Balance, Dec. 31, 2002 5,000,000   5,000          -       (2,727)        2,273

June 2003
 Shares issued for cash
 pursuant to Rule 504
 offering              1,420,000   1,420     12,780                     14,200

Net (loss), for the
 year ended Dec. 31,
 2003                                                    (11,825)      (11,825)
                       --------- ------- ----------  ------------ -------------
Balance, Dec. 31, 2003 6,420,000 $ 6,420 $   12,780  $   (14,552) $      4,648
                       ========= ======= ==========  ============ =============

  The accompanying Notes are an integral part of these financial statements.

                          Neighborhood Connections, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                       For the Year Ended December 31, 2003,
        For the Period September 18, 2002 (Inception) to December 31, 2002,
       and For the Period September 18, 2002 (Inception) to December 31, 2003



Statement of Cash Flows


                                         September 18, 2002  September 18, 2002
                     For the year ended    (Inception) to      (Inception) to
                        December 31,        December 31,        December 31,
                            2003                2002                2003
                     ------------------  ------------------  ------------------
Cash flows from
operating activities
 Net (loss)          $         (11,825)  $          (2,727)  $         (14,552)
 Adjustments to
  reconcile net (loss)
  to net cash (used)
  by operating
  activities:
                     ------------------  ------------------  ------------------
Net cash (used) by
 operating activities          (11,825)             (2,727)            (14,552)
                     ------------------  ------------------  ------------------

Cash flows from
investing activities
 Net cash used by
 investing activities                -                   -                   -
                     ------------------  ------------------  ------------------

Cash flows from
financing activities
 Issuance of common
 stock                          14,200               5,000              19,200
                     ------------------  ------------------  ------------------
Net cash provided by
financing activities            14,200               5,000              19,200
                     ------------------  ------------------  ------------------

Net increase in cash             2,375               2,273               4,648
Cash - beginning                 2,273                   -                   -
                     ------------------  ------------------  ------------------
Cash - ending        $           4,648   $           2,273   $           4,648
                     ==================  ==================  ==================

  The accompanying Notes are an integral part of these financial statements.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes

Note 1 - Significant accounting policies and procedures

Organization
------------
The Company was organized September 18, 2002 (Date of Inception) under the laws of the State of Nevada, as Neighborhood Connections, Inc.

The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

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

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.


Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

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

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2003.

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

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes


Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of F1N No. 34, `Disclosure of indirect Guarantees of indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after June 30, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Year-end
--------

The Company has selected December 31 as its year-end.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $14,552 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Income taxes

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
                                                =======


As of December 31, 2003, the Company has a net operating loss carryforward of approximately $14,552 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes

Note 4 - Related party transactions

During the year ended December 31, 2003, the Company paid $2,000 to the Company's shareholder for accounting services.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Stockholders' Equity

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.O01 par value Series A preferred stock, 5,000,000 shares of its $0.001 par value Series B preferred stock, and 5,000,000 shares of its $0.001 par value Series C preferred shares.

On September 18, 2002, the Company issued 5,000,000 shares of its $.001 par value common stock to its founder for cash of $5,000.

During June 2003, the Company issued 1,420,000 shares of its $.001 par value common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933. The Company received the proceeds of $14,200 from the public offering.

There have been no other issuances of common stock.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None --  Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, Neighborhood Connections, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer/Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer/Chief Financial Officer concluded that Neighborhood Connections, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                         Age           Position
------------                 ---      -------------------------------
Ruth Selmon                  51       President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, and Director



Work Experience

Ruth Selmon, President and CEO, Chairman of the Board

Ruth Selmon, has served in this capacity since the inception of Neighborhood Connections. Born April 17, 1952 in Houston, Texas. She has been married for 26 years and has three children. Mrs. Selmon began working with Southwestern Bell Telephone in 1970 and then later with AT&T prior to her retirement from the telephone industry in 1992. Ruth Selmon severed at President and CEO for Mercado Industries, Inc., a Nevada Corporation. Mercado Industries was designed to sell retail travel via the Internet. With the collapse of the "dot.com" companies, she did not pursue this internet enterprise. Mrs.
Selmon also volunteers her time to the local Girl Scout chapter, the local elementary school, and various church functions. She is a computer adept which serves her well in setting up the start-up process for Neighborhood Connections, Inc. She graduated from Austin High School in Houston, Texas.

Directors are elected in accordance with our bylaws to serve until the next stockholders meeting. Neighborhood Connections, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Neighborhood Connections, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Neighborhood Connections, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. Neighborhood Connections, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Ruth Selmon        2002     -0-            -0-           -0-
    Director,      2003     -0-            -0-           -0-
     CEO/CFO,
     Secretary
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Ruth Selmon        2002    -0-           -0-                -0-       -0-
    Director       2003    -0-           -0-                -0-       -0-
    CEO/CFO,
    Secretary
-------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officer. The executive officer will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future while Neighborhood Connections is in its early stages.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 24, 2004, by each person known by Neighborhood Connections, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                              Amount
Title     Name and Address                    of shares               Percent
of        of Beneficial                       held by     Date        of
Class     Owner of Shares     Position        Owner       Purchased   Class(1)
-------------------------------------------------------------------------------

Common    Ruth Selmon(2)        President       5,000,000  9/18/02    77.8%
                                Director
-------------------------------------------------------------------------------
Common   All Executive Officers and
         Directors as a Group (1 person)        5,000,000             77.8%

(1) The percentages listed in the Percent of Class column are based upon 6,420,000 issued and outstanding shares of Common Stock.
(2)  Ruth Selmon, 6802 San Remo, Houston, Texas  77083.

B.  Persons Sharing Ownership of Control of Shares

    No persons other than Ruth Selmon own or shares the power to vote five percent (5%) or more of the Company's securities.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite C,
Las Vegas, NV 89102, Phone: (702) 257-1984. These Certified Public Accountants were hired to perform audited financials for the Company. Beckstead and Watts, LLP, own no stock in the Company. The company has no formal contracts its CPA, who is paid on a fee-for-service basis.

During September 2002, the Company issued 5,000,000 shares of its $0.001 par value common stock to the sole officer and director for cash in the amount of $5,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

       3.1*     Articles of Incorporation filed on September 18, 2002.

       3.2*     By-laws adopted on September 18, 2002.

       3.3*     Amended Articles of Incorporation filed on December 27, 2002.

      31.1* Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------
* This filing


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 19, 2003 on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); Item 6 ("Resignations of Directors and Executive Officers"); Item 7 ("Exhibits and Financial Statements") pertaining to the acquisition of JCG, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $1,500 and $5,500, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on March 24, 2004.


                                           Neighborhood Connections, Inc.
                                           ------------------------------
                                                    (Registrant)


                                           By:  /s/ Ruth Selmon
                                           ---------------------------
                                                    Ruth Selmon
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  March 24, 2004             By:  /s/ Ruth Selmon
                                  --------------------------------
                                           Ruth Selmon
                                           President, CEO and CFO
                                           Director and Corporate Secretary