Form 10QSB
period 2004-03-31
NEIGHBORHOOD CONNECTIONS INC
filed 2004-05-20
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004.
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-50344
--------------------------------------------------------------------------

                          Neighborhood Connections, Inc.
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of March 31, 2004. Preferred Stock, $.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of March 31, 2004.



Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountants' Review Report...............    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11

Item 3.   Controls and Procedures..............................   15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004, follow.

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


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

May 14, 2004

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and for the period September 18, 2002 (Inception) to March 31, 2004, and statements of cash flows for the three-months ended March 31, 2004 and 2003 and for the period September 18, 2002 (Inception) to March 31, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Beckstead and Watts, LLP

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)



Balance Sheet


                                                                 March 31,
                                                                   2004
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $        124
                                                               -------------
                                                                        124
                                                               -------------
                                                               $        124
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         12,780
  Earnings (Deficit) accumulated during development stage           (19,076)
                                                               -------------
                                                                        124
                                                               -------------
                                                               $        124
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Operations
             For the Three Months Ending March 31, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to March 31, 2004



Statements of Operations


                                                            September 18, 2002
                                    Three Months Ending       (Inception) to
                                         March 31,               March 31,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Revenue                           $        -   $        -   $           1,050
                                  -----------  -----------  ------------------

Expenses:
  Impairment of goodwill               3,600                            3,600
  Organizational costs                     -                            1,821
  General and administrative
    expenses - related party               -                            2,000
  General and administrative
    expenses                             924           30              12,705
                                  -----------  -----------  ------------------
  Total expenses                       4,524           30              20,126
                                  -----------  -----------  ------------------

Net (loss)                        $   (4,524)  $      (30)  $         (19,076)
                                  ===========  ===========  ==================

Weighted average number of
  common shares outstanding        6,420,000    5,000,000
                                  ===========  ===========

Net (loss) per share              $    (0.00)  $    (0.00)
                                  ===========  ===========

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the Three Months Ending March 31, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to March 31, 2004


Statements of Cash Flows
                                                            September 18, 2002
                                    Three Months Ending       (Inception) to
                                         March 31,               March 31,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (4,524)  $      (30)  $         (19,076)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------  ------------------
Net cash (used) by operating
 activities                           (4,524)         (30)            (19,076)
                                  -----------  -----------  ------------------

Cash flows from investing activities
Net cash used by investing
 activities                                -            -                   -
                                  -----------  -----------  ------------------

Cash flows from financing activities
 Issuance of common stock                  -            -              19,200
                                  -----------  -----------  ------------------
Net cash provided by financing
 activities                                -            -              19,200
                                  -----------  -----------  ------------------

Net increase in cash                  (4,524)         (30)                124
Cash - beginning                         (30)           -                   -
                                  -----------  -----------  ------------------
Cash - ending                     $   (4,554)  $      (30)  $             124
                                  ===========  ===========  ==================

Supplemental disclosures:
  Interest paid                   $        -   $        -   $               -
                                  ===========  ===========  ==================
  Income taxes paid               $        -   $        -   $               -
                                  ===========  ===========  ==================

  The accompanying Notes are an integral part of these financial statements.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Significant accounting policies and procedures

Organization
------------
On March 19, 2004, the Company entered into an "Acquisition Agreement and Plan of Merger" whereby the Company has acquired all outstanding shares of common stock of JCG, Inc. from its sole stockholder in an exchange for $3,600 in cash. The business combination has been accounted for use the purchase method. The Company recorded goodwill of $3,600 in connection with the acquisition.

Goodwill
--------
The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". (SFAS 141", "SAFS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate impairment (as opposed to amortize) goodwill and intangible assets.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes


Effective January 1, 2004, the Company adopted SFAS 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such an analysis will be based upon the expected future cash flows of JCG, Inc. Goodwill resulting from the acquisition of JCG, Inc. was analyzed during the period ended March 31, 2004 and an impairment was recognized in the amount of $3,600.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $19,076 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


Note 4 - Related party transactions

The Company does not lease or rent any property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes



Note 5 - Stockholders' Equity

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value Series A preferred stock, 5,000,000 shares of its $0.001 par value Series B preferred stock, and 5,000,000 shares of its $0.001 par value Series C preferred shares.

For the three months ending March 31, 2004, there have been no other issuances of common and or preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

As at March 31, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $19,076 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the three months ended March 31, 2004, the Company generated no revenues as compared to $100 in revenues for the same period last year. For the three months ended March 31, 2004, the Company incurred a net loss of $(4,524) as compared to net loss of $(30) for the same period last year. The net loss for the current Quarter included $3,600 as impairment of goodwill to purchase, JCG, Inc. a fully reporting company, and general and administrative expenses of $924. Since the Company's inception the Company has lost $19,076.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to market its pay telephone services. Management does not believe the company will generate any significant profit in the near future, as developmental, and marketing costs will most likely exceed any anticipated revenues.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock and 15,000,000 shares of its $0.001 par value preferred stock.

On September 18, 2002, the Company issued 5,000,000 shares of its $.001 par value common stock for cash of $5,000.

On June 30, 2003, the Company issued 1,420,000 shares of its $0.001 par value common stock at $0.01 per share for cash of $14,200. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering. Of the total, $1,420 is considered common stock, and $12,780 is considered additional paid-in capital.

On June 30, 2003, Neighborhood was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On June 30, 2003, Neighborhood completed a private offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Neighborhood sold 1,420,000 shares of Common Stock for an accumulated total of $14,200 to approximately 40 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.
The Company filed an original Form with the Securities and Exchange Commission on or about July 7, 2003.

As of March 31, 2004, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).


The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing.

Employees
---------

The Company currently has one employee, who also serves an officer and director of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market For Company's Common Stock

(i) Market Information
----------------------

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

(iv) The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.


(ii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

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

The Company filed a Current Report dated March 19, 2004, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and, Item 7. ("Exhibits"), entitled "Audited Financial Statements" and "Agreement and Plan of Merger between Neighborhood Connections, Inc. and JCG, Inc."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Neighborhood Connections, Inc.
                                      ------------------------------
                                             (Registrant)


Dated:  May 17, 2004                   By:  /s/ Ruth Selmon
        ------------                   --------------------------------
                                               Ruth Selmon
                                               Chief Executive Officer
                                               Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEIGHBORHOOD CONNECTIONS, INC.


Date: May 17, 2004                       By: /s/ Ruth Selmon
      ------------                       -------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer