Form 10QSB
period 2004-06-30
NEIGHBORHOOD CONNECTIONS INC
filed 2004-08-17
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2004.
 --------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
 --------------------------------------------------------------------------

                     Commission File Number: 000-50344
 --------------------------------------------------------------------------

                          Neighborhood Connections, Inc.
             --------------------------------------------------
               (Name of Small Business Issuer in its charter)

             Nevada                             16-1630142
 -------------------------------    ----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization)


           6802 San Remo, Houston, Texas                77083
    ---------------------------------------------    -------------
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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of June 30, 2004. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of June 30, 2004.



Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountants' Review Report...............    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2004, follow.

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

August 12, 2004

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003 and for the period September 18, 2002 (Inception) to June 30, 2004, and statements of cash flows for the six months ended June 30, 2004 and 2003 and for the period September 18, 2002 (Inception) to June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Beckstead and Watts, LLP

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)



Balance Sheet


                                                                 March 31,
                                                                   2004
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $         94
                                                               -------------
                                                                         94
                                                               -------------
                                                               $         94
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         12,780
  Earnings (Deficit) accumulated during development stage           (19,106)
                                                               -------------
                                                                         94
                                                               -------------
                                                               $         94
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
      For the Three Months and Six Months Ending June 30, 2004 and 2003
      and For the Period September 18, 2002 (Inception) to June 30, 2004


Statement of Operations


                  Three Months Ending    Six Months Ending     Sept. 18, 2002
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2004       2003       2004       2003          2004
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -  $       -     $       1,050
                  --------   --------  ---------  ---------     -------------

Expenses:
  Impairment of
     goodwill            -          -      3,600          -             3,600
  Organizational
   costs                 -          -          -        415             1,821
  General and
    administrative
    expenses -
    related party        -          -          -          -             2,000
  General and
    administrative
    expenses            30         30       954          60            12,735
                  --------   --------  ---------  ---------    ---------------
  Total expenses        30         30     4,554         475            20,156
                  --------   --------  ---------  ---------    ---------------
Net (loss)        $    (30)  $    (30) $ (4,554)  $    (475)   $      (19,106)
                  ========   ========  =========  =========    ===============

Weighted average
  number of
  common shares
  outstanding     6,420,000  5,000,000  6,420,000  5,000,000
                  =========  =========  =========  =========

Net (loss)
  per share       $ (0.00)   $ (0.00)  $  (0.00)  $  (0.00)
                  ========   ========  =========  =========

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the Six Months Ending June 30, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to June 30, 2004


Statements of Cash Flows
                                                            September 18, 2002
                                     Six Months Ending       (Inception) to
                                         June 30,                 June 30,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (4,554)  $      (30)    $       (19,106)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------    ----------------
Net cash (used) by operating
 activities                           (4,554)         (30)            (19,106)
                                  -----------  -----------    ----------------

Cash flows from investing activities
Net cash used by investing
 activities                                -            -                   -
                                  -----------  -----------    ---------------

Cash flows from financing activities
 Issuance of common stock                  -            -              19,200
                                  -----------  -----------    ---------------
Net cash provided by financing
 activities                                -            -              19,200
                                  -----------  -----------    ---------------

Net increase in cash                  (4,554)         (30)                 94
Cash - beginning                       4,648        2,273                   -
                                  -----------  -----------    ---------------
Cash - ending                     $       94   $    2,243     $            94
                                  ===========  ===========    ===============

Supplemental disclosures:
  Interest paid                   $        -   $        -     $             -
                                  ===========  ===========    ===============
  Income taxes paid               $        -   $        -     $             -
                                  ===========  ===========    ===============

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

Goodwill
--------

The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets? and 144 ?Accounting for the Impairment or Disposal of Long-Lived Assets". ("SFAS 141", "SAFS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate impairment (as opposed to amortize) goodwill and intangible assets.

Effective January 1, 2004, the Company adopted SFAS 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such an analysis will be based upon the expected future cash flows of JCG, Inc. Goodwill resulting from the acquisition of JCG, Inc. was analyzed during the period ended March 31, 2004 and an impairment was recognized in the amount of $3,600.

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes


Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $19,106 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

For the six months ending June 30, 2004, there have been no other issuances of common and or preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

As at June 30, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $19,106 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the three months ended June 30, 2004, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended June 30, 2004, the Company incurred a net loss of $(30) as compared to net loss of $(30) for the same period last year. For the six months ended June 30, 2004, the Company generated no revenues as compared to no revenues for the same period last year. For the six months ended June 30, 2004, the Company incurred a net loss of $(4,554) as compared to net loss of $(475) for the same period last year. The increase in net loss for the first six months included $3,600 as impairment of goodwill to purchase, JCG, Inc. a fully reporting company, and general and administrative expenses of $924. Since the Company's inception the Company has lost $19,106.


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

As of June 30, 2004, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

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


(ii) Dividends
--------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
- --------------------------

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

                                      Neighborhood Connections, Inc.
                                      ------------------------------
                                             (Registrant)


Dated:  August 16, 2004                  By:  /s/ Ruth Selmon
        ---------------                  ------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer
                                                Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEIGHBORHOOD CONNECTIONS, INC.


Date: August 16, 2004                       By: /s/ Ruth Selmon
      ---------------                       -------------------------------
                                                    Ruth Selmon
                                                    Chief Executive Officer