Form 10KSB/A
period 2003-12-31
NEIGHBORHOOD CONNECTIONS INC
filed 2004-10-26
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               Amendment No. 2 To
                                  FORM 10-KSB/A

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

                   6126 Falkirk Court, League City, Texas 77573
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                            (281) 554-9560
                      --------------------------
                      Issuer's Telephone Number

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

     Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of October 25, 2004. Preferred Stock, $.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of October 25, 2004.

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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......16
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....17
    Item 7.  Financial Statements..........................................21
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................22
    Item 8A. Controls and Procedures.......................................22

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

Based on the limited experience of management, management believes that one coin retrieval agent is able to collect coin revenues on 45-to-60 phones per day, and report any maintenance requirements for each location.
A site locator is able to canvas a geographical sector within 4-to-5 days generating potential location contracts at new sites. There are no assurances that after a site locator canvasses a geographical sector that any new contracts will be signed. One central office manager can coordinate routes, assign maintenance problems, answer pay telephone user questions or problems, program pay telephone equipment via computer, analyze quarterly dial-around compensation reports, evaluate the effectiveness of long-distance carrier operations and revenues generated thereon, and maintain nightly polled telephone detail. Management believes one maintenance person can collect and service 300 pay phones on a regular basis. Management plans to solicit new pay phone sites and contracts for multiple phones at the sites of larger customers (like those in shopping malls and in gated communities) the Company plans to hone and develop a model for running a successful pay telephone enterprise that will be teachable to others around the country whose regions can ultimately be linked in a pay telephone service system.

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

NOTES TO FINANCIAL STATEMENTS                                F-6-12


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


                        INDEPENDENT AUDITORS' REPORT


Board of Directors
Neighborhood Connections, Inc.
Las Vegas, NV


We have audited the Balance Sheet of Neighborhood Connections, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, the period September 18, 2002 (Date of Inception) to December 31, 2002, and for the period September 18, 2002 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition
-------------------


The Company recognizes revenue principally from contract services performed in the area of pay telephony applications as the services are completed. All revenues have been derived from the sale of a single service.

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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $14,552 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)

                   Valuation reserve                34.0%
                                                    ------
                  Total                                -%

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



As of December 31, 2003, the Company has a net operating loss carryforward of approximately $14,552 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid $2,000 to the Company's sole shareholder for accounting services.

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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



NOTE 7 - REVERSE ACQUISITION AGREEMENT WITH JCG, INC. (JCG)

On March 19, 2004, the Company entered into an Acquisition Agreement and Plan of Merger with JCG whereby the Company acquired all of the issued and outstanding common stock of JCG, totaling 360,000 shares, in exchange for $3,600 cash. The 360,000 shares acquired from JCG were subsequently cancelled by the Company. The acquisition was for the sole purpose to succeed to the registration status of JCG, and JCG was not engaged in any business activity at the time of the merger. As such, the merger is treated for accounting purposes similar to a reverse acquisition because the stockholders of the Company controlled JCG's common stock immediately upon conclusion of the transaction.

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

(a)  EXHIBITS.

       3.1*     Articles of Incorporation filed on September 18, 2002.

       3.2*     By-laws adopted on September 18, 2002.

       3.3*     Amended Articles of Incorporation filed on December 27, 2002.

      31.1** Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------
* Previously filed with the Commission as Exhibits in Form 10-KSB/A on March 25, 2004.

** This filing


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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 25, 2004.


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


Date:  October 25, 2004           By:  /s/ Ruth Selmon
                                  --------------------------------
                                           Ruth Selmon
                                           President, CEO and CFO
                                           Director and Corporate Secretary