Form 10QSB/A
period 2004-03-31
NEIGHBORHOOD CONNECTIONS INC
filed 2004-10-26
CIK 1251769

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Amendment No. 1 to
                                    Form 10-QSB/A

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004.
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-50344
---------------------------------------------------------------------------

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

                                  (281) 554-9560
                         ------------------------------
                         (Registrant's telephone number)

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



Statements of Operations


                                                            September 18, 2002
                                    Three Months Ending       (Inception) to
                                         March 31,               March 31,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Revenue                           $        -   $        -   $           1,050
                                  -----------  -----------  ------------------

Expenses:
  Organizational costs                 3,600            -               5,421
  General and administrative
    expenses - related party               -                            2,000
  General and administrative
    expenses                             924           30              12,705
                                  -----------  -----------  ------------------
  Total expenses                       4,524           30              20,126
                                  -----------  -----------  ------------------

Net (loss)                        $   (4,524)  $      (30)  $         (19,076)
                                  ===========  ===========  ==================

Weighted average number of
  common shares outstanding        6,420,000    5,000,000
                                  ===========  ===========

Net (loss) per share              $    (0.00)  $    (0.00)
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


Statements of Cash Flows
                                                            September 18, 2002
                                    Three Months Ending       (Inception) to
                                         March 31,               March 31,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (4,524)  $      (30)  $         (19,076)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------  ------------------
Net cash (used) by operating
 activities                           (4,524)         (30)            (19,076)
                                  -----------  -----------  ------------------

Cash flows from investing activities
Net cash used by investing
 activities                                -            -                   -
                                  -----------  -----------  ------------------

Cash flows from financing activities
 Issuance of common stock                  -            -              19,200
                                  -----------  -----------  ------------------
Net cash provided by financing
 activities                                -            -              19,200
                                  -----------  -----------  ------------------

Net increase in cash                  (4,524)         (30)                124
Cash - beginning                       4,648            -                   -
                                  -----------  -----------  ------------------
Cash - ending                     $      124   $      (30)  $             124
                                  ===========  ===========  ==================

Supplemental disclosures:
  Interest paid                   $        -   $        -   $               -
                                  ===========  ===========  ==================
  Income taxes paid               $        -   $        -   $               -
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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



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

NOTE 5 - REVERSE ACQUISITION AGREEMENT WITH JCG, INC. (JCG)

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

                                      Neighborhood Connections, Inc.
                                      ------------------------------
                                             (Registrant)


Dated:  October 25, 2004              By:  /s/ Ruth Selmon
        ----------------              --------------------------------
                                               Ruth Selmon
                                               Chief Executive Officer
                                               Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEIGHBORHOOD CONNECTIONS, INC.


Date: October 25, 2004                  By: /s/ Ruth Selmon
      ----------------                  -------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer