Form 10QSB
period 2004-09-30
NEIGHBORHOOD CONNECTIONS INC
filed 2004-11-03
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2004.
 --------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of September 30, 2004. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of September 30, 2004.



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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow.

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

October 10, 2004

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period September 18, 2002 (Inception) to September 30, 2004, and statements of cash flows for the nine-months ended September 30, 2004 and 2003 and for the period September 18, 2002 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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


Beckstead and Watts, LLP

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)



Balance Sheet


                                                               September 30,
                                                                   2004
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $        264
                                                               -------------
                                                                        264
                                                               -------------
                                                               $        264
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         13,780
  Earnings (Deficit) accumulated during development stage           (19,936)
                                                               -------------
                                                                        264
                                                               -------------
                                                               $        264
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
      For the Three Months and Nine Months Ending September 30, 2004 and 2003 and For the Period September 18, 2002 (Inception) to September 30, 2004


Statement of Operations


                  Three Months Ending    Nine Months Ending     Sept. 18, 2002
                     September 30,         September 30,        (Inception) to
                  --------------------  --------------------    September 30,
                     2004       2003       2004       2003           2004
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -  $   1,050     $       1,050
                  --------   --------  ---------  ---------     -------------

Expenses:
  Impairment of
     goodwill            -          -      3,600          -             3,600
  Organizational
   costs                 -        896          -      1,311             1,821
  General and
    administrative
    expenses -
    related party        -          -          -          -             2,000
  General and
    administrative
    expenses           830      3.489     1,784       3,549            13,565
                  --------   --------  ---------  ---------    ---------------
  Total expenses       830      4,385     5,384       4,860            20,986
                  --------   --------  ---------  ---------    ---------------
Net (loss)        $   (830)  $ (4,385) $ (5,384)  $  (3,810)   $      (19,936)
                  ========   ========= =========  ==========   ===============

Weighted average
  number of
  common shares
  outstanding     6,420,000  5,624,579  6,420,000  5,624,579
                  =========  =========  =========  =========

Net (loss)
  per share       $ (0.00)   $ (0.00)  $  (0.00)  $  (0.00)
                  ========   ========  =========  =========

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the Nine Months Ending September 30, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to September 30, 2004


Statements of Cash Flows
                                                            September 18, 2002
                                     Nine Months Ending       (Inception) to
                                        September 30,          September 30,
                                     2004         2003              2004
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (5,384)  $   (3,810)    $       (19,936)
Donated capital                        1,000

Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
 (Increase) in accounts receivable                 (1,050)

Net cash (used) by operating
 activities                           (4,384)      (4,860)            (18,936)
                                  -----------  -----------    ----------------

Cash flows from financing activities
 Issuance of common stock                  -       14,200              19,200
                                  -----------  -----------    ---------------
Net cash provided by financing
 activities                                -       14,200              19,200
                                  -----------  -----------    ---------------

Net increase in cash                  (4,384)       9,340                 264
Cash - beginning                       4,648        2,273                   -
                                  -----------  -----------    ---------------
Cash - ending                     $      264   $   11,613     $           264
                                  ===========  ===========    ===============

Supplemental disclosures:
  Interest paid                   $        -   $        -     $             -
                                  ===========  ===========    ===============
  Income taxes paid               $        -   $        -     $             -
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

Goodwill
The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". (SFAS 141", "SAFS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate impairment (as opposed to amortize) goodwill and intangible assets.

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

                        Neighborhood Connections, Inc.
                         (A Development Stage Company)
                                     Notes

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $19,936 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

During the three months ended September 30, 2004, the Company received cash in the amount of $1,000 donated by a shareholder of the company.

For the nine months ending September 30, 2004, there have been no issuances of common and or preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

As at September 30, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $19,106 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the three months ended September 30, 2004, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended September 30, 2004, the Company incurred a net loss of $(830) as compared to net loss of $(4,385) for the same period last year. The decrease in net loss can be contributed to organizational expenses incurred last year. For the nine months ended September 30, 2004, the Company generated no revenues as compared to $1,050 in revenues for the same period last year. For the nine months ended September 30, 2004, the Company incurred a net loss of $(5,384) as compared to net loss of $(3,810) for the same period last year. The increase in net loss for the first nine months included $3,600 to purchase, JCG, Inc. a fully reporting company. Since the Company's inception the Company has lost $19,936.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to market its pay telephone services. Management does not believe the company will generate any significant profit in the near future, as placements for pay telephone systems are almost non-existent.

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

As of September 30, 2004, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

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

(iv) The Company did not repurchase any of its shares during the first nine months of the fiscal year covered by this report.


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

The Company filed a Current Report dated October 22, 2004, pursuant to Item
8.01 ("Other Events"), regarding a change of corporate address.

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


Dated:  November 2, 2004               By:  /s/ Ruth Selmon
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


                                        NEIGHBORHOOD CONNECTIONS, INC.




Date: November 2, 2004                      By: /s/ Ruth Selmon
      ----------------                      -------------------------------
                                                    Ruth Selmon
                                                    Chief Executive Officer