Form 10KSB
period 2004-12-31
NEIGHBORHOOD CONNECTIONS INC
filed 2005-03-01
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

     Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of December 31, 2004. Preferred Stock, $.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of December 31, 2004.

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

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....16
    Item 7.  Financial Statements..........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20
    Item 8A. Controls and Procedures.......................................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................25
    Item 12. Certain Relationships and Related Transactions................26
    Item 13. Exhibits and Reports on Form 8-K..............................26
    Item 14. Principal Accountant Fees and Services........................27

SIGNATURES   ..............................................................28

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

The Company is a development stage pay telephone service company which plans to build a customer base to provide management for the collection of pay telephone coin revenues. To date, the Company has not built a customer base. Management is currently evaluating its strategies with respect to new business and its pay telephone collection services.

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

(ii)  Principal Products, Services, and Principal Markets

The Company?s original business plan included the management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/or relocation of such equipment as necessary.

From inception through December of 2004, the Company's efforts has been devoted primarily to startup and development activities, which include the following:

1.   Formation of the Company and obtaining start-up capital
2.   Developing services
3.   Developing marketing and advertising tools
4.   Building a customer base

Initially, Neighborhood Connections, Inc. targeted the city of Houston, Texas, where the company is headquartered. Once it has established this foothold, the Company planned to expand to include larger portions of the state of Texas. The Company has not been successful in building its customer base and developing its business plan to service pay telephones.

With increased usage and ownership of cell phones, the payphone industry has been in decline for many years. Payphone providers say the nationwide decline has been so large that many are no longer able to economically support all of the payphones that are currently in service. For example, BellSouth, one of the nation's largest payphone providers, announced this year its intention to leave the payphone industry entirely. According to Wisconsin Public Service Commission, they state that the number of SBC pay phones in Wisconsin has
dropped about 38 percent - from 27,636 in 1996 to 16,909 in 2002.   Verizon
cut its number of pay phones by 45 percent - from 4,200 in 1996 to 2,300 in 2002.

The dip in payphone usage reflects a nationwide trend. According to the National Payphone Clearinghouse, a Cincinnati-based firm that coordinates payments from long distance companies, the number of payphones dropped from
2.7 million in the mid-1990s to 1.5 million in 2003. Further, the cost for a 3-minute call, jumped from 25 cents to 50 cents over the past five years, this also contributes to the decline of payphones usage.

According to Cellular Telecommunications & Internet Association, a Washington-based trade organization, the usage of pay phones continues to fall, with volume per pay phone declining from an average of 712 calls a month in 1996 to about to 500 in 2003. Much of the business has gone to wireless communications. The number of cellphone subscribers, which was under 1 million until 1987, grew from 69 million in 1998 to 110 million in 2003.

Based on these declining statistics for pay telephone usage, management is assessing various business strategies. Management does not want to make a business commitment, which will not generate cash positive return for the Company.

The Company is currently assessing various business strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of Ruth Selmon, the Company's President. In analyzing prospective businesses opportunities, Ruth Selmon will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(iii)  RISK FACTORS

(a)  LIMITED OPERATING HISTORY

The Company has a limited operating history having been incorporated in the State of Nevada on September 18, 2002. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Houston, Texas and commencing with initial operational plans. The Company has yet to generate any revenues. The Company has yet to develop a customer base.

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


(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements as of December 31, 2004, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to remain a Going Concern.

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

(l) SHARES SUBJECT TO RULE 144, IF SOLD COULD HAVE A MATERIAL NEGATIVE IMPACT UPON THE MARKET PRICE OF THE COMPANY'S SHARES.

On December 31, 2004, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

(m) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

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


(iv)  Customers

The Company has yet to establish a customer base in Houston, Texas. Last year, management entered into an understanding with Houston Metro Payphone, Inc. to manage the service and collection of their payphone systems. There was no written agreement with Houston Metro Payphone, Inc. The Company entered into an oral agreement, which basically includes that the Company provide services on a month-to-month basis to service, collect change, and maintain pay phones in the Houston area. The Company receives $25.00 for each pay phone it services. The Company has received revenues from Houston Metro Payphone, Inc. for $1,050.00. Management does not expect these revenues to continue, as the arrangement with Houston Payphone, Inc. was not cost effective for Neighborhood Connections, Inc. Management is still seeking other pay phone systems in Houston to manage.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

The Company's corporate headquarters are located at: 6126 Falkirk Court, League City, Texas 77573, Phone: (281) 554-9560. The office space is provided by the officer of the Company at no cost to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Results of Operations
-------------------------

Since the Company's inception, it has generated no revenues and a net loss of $(20,966). For its year ended December 31, 2004, the Company had no revenues and incurred a net loss of $(6,414) or $(0.00) per share versus $(11,825) or $(0.00) per share for the same period last year. This net loss represented $2,389 in general and administrative expenses and $425 in general and administrative expenses with a related party, the sole officer of the Company. Management does not believe the company will generate any significant profit in the near future.

To date, the Registrant shows negative cash flows. Management expects losses from operations and negative cash flow to continue for the foreseeable future. Even if profitability is achieved, which is not likely in the near future, the Registrant may not sustain or increase such profitability on a quarterly or annual basis in the future. The Registrant may need to raise additional funds in the future. There is no certainty that any additional financing will be available on terms favorable to the Company. If additional funds are raised by the issuance of equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by the issuance of debt instruments, the Registrant may be subject to certain limitations on its operations. If adequate funds are not available or not available on acceptable terms, the Registrant may be unable to fund its operations, develop or enhance services, or respond to competitive pressures.

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

Management is currently evaluating its strategies with respect to new business and its pay telephone collection services, to determine placement costs versus collection practices.

Last year, the Company entered into an understanding with Houston Metro Payphone, Inc. to manage the service and collection of their payphone systems. There was no written agreement with Houston Metro Payphone, Inc. The Company entered into an oral agreement, which basically includes that the Company provide services on a month-to-month basis to service, collect change, and maintain pay phones in the Houston area. The Company receives $25.00 for each pay phone it services. The Company has received revenues from Houston Metro Payphone, Inc. for $1,050.00. Management discontinued its service agreement with Houston Metro, as it was not cost effective for Neighborhood Connections, Inc. Management continues to seek other pay phone systems in Houston to manage. There are no assurances that the Company will be able to offer its services that would attract future customers from its competition.

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


F.  Liquidity and Capital Resources
-----------------------------------

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

As of December 31, 2004, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

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

ITEM 7.  FINANCIAL STATEMENTS.


a) Financial Statements

                         NEIGHBORHOOD CONNECTIONS, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                               December 31, 2004

                                   CONTENTS

                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                 F-1

BALANCE SHEET                                                F-2

STATEMENTS OF OPERATIONS                                     F-3

STATEMENT OF STOCKHOLDERS' EQUITY                            F-4

STATEMENTS OF CASH FLOWS                                     F-5

NOTES TO FINANCIAL STATEMENTS                                F-6-12


BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                     2425 Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                                   702.257.1984
                                                             702.362.0540 (fax)


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Neighborhood Connections, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from September 18, 2002 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neighborhood Connections, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the period ended December 31, 2004 and 2003 and for the period September 18, 2002 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

Las Vegas, NV

February 24, 2005

                        Neighborhood Connections, Inc.
                        (a Development Stage Company)
                                Balance Sheet



Balance Sheet


                                                                 December 31,
                                                                     2004
                                                                 ------------
Assets

Current assets:
   Cash and equivalents                                          $       234
                                                                 ------------
     Total current assets                                                234
                                                                 ------------
                                                                 $       234
                                                                 ============


Liabilities and Stockholders' Equity

Current liabilities:                                                       -
                                                                 ------------

Stockholders' (Equity):
   Series A preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Series B preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Series C preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and outstanding                 -
   Common stock, $0.001 par value, 60,000,000 shares
     authorized, 6,420,000 shares issued and outstanding               6,420
   Additional paid-in capital                                         14,780
   (Deficit) accumulated during development stage                    (20,966)
                                                                 ------------
                                                                         234
                                                                 ------------
                                                                 $       234
                                                                 ============

  The accompanying Notes are an integral part of these financial statements.

                          Neighborhood Connections, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                  For the Years Ended December 31, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to December 31, 2004



Statement of Operations


                                                             September 18, 2002
                     For the year ended  For the year ended   (Inception) to
                        December 31,        December 31,        December 31,
                            2004                2003                2004
                     ------------------  ------------------  ------------------
Revenue              $               -   $           1,050   $           1,050
                     ------------------  ------------------  ------------------

Expenses:
 Organizational costs                -               1,311               1,821
 General and
  administrative
  expenses - related
  party                            425                   -               2,425

 General and
  administrative
  expenses                       2,389              11,564              14,170
                     ------------------  ------------------  ------------------
Total Expenses                   2,814              12,875              18,416
                     ------------------  ------------------  ------------------

Loss on investment               3,600                   -               3,600
                     ------------------  ------------------  ------------------
Net (loss)           $          (6,414)  $         (11,825)  $         (20,966)
                     ==================  ==================  ==================

Weighted average
 number of common
 shares outstanding          5,624,579           5,000,000
                     ==================  ==================

Net (loss) per share $           (0.00)  $           (0.00)
                     ==================  ==================

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                 Statements of Changes in Stockholders' Equity
          September 18, 2002 (Date of Inception) to December 31, 2004

Statements of Changes in Stockholders' Equity

                                                      (Deficit)
                                                     Accumulated
                         Common Stock    Additional    During        Total
                       -----------------   Paid-in   Development  Stockholders'
                         Shares  Amount    Capital      Stage        Equity
                       --------- ------- ----------  -----------  -------------
September 2002
 Founders shares
 issued for cash       5,000,000 $ 5,000 $        -  $         -  $      5,000

Net (loss), Sep. 18,
 2002 (inception) to
 December 31, 2002                                        (2,727)       (2,727)
                       --------- ------- ----------  ------------ -------------
Balance, Dec. 31, 2002 5,000,000   5,000          -       (2,727)        2,273

June 2003
 Shares issued for cash
 pursuant to Rule 504
 offering              1,420,000   1,420     12,780                     14,200

Net (loss), for the
 year ended Dec. 31,
 2003                                                    (11,825)      (11,825)
                       --------- ------- ----------  ------------ -------------
Balance, Dec. 31, 2003 6,420,000 $ 6,420 $   12,780  $   (14,552) $      4,648

Additional cash
Contributions by
Founder in 2004
  August 2004                 -        -        500            -           500
  September 2004              -        -        500            -           500
  October 2004                -        -      1,000            -         1,000

Net (loss), for the
 year ended Dec. 31,
 2004                         -        -          -       (6,414)       (6,414)
                       ---------- -------    --------  ----------    ---------
Balance, Dec. 31, 2004 6,420,000 $ 6,420 $   14,780  $   (20,966) $        234
                       ========= ======== ============ ==========  ===========

  The accompanying Notes are an integral part of these financial statements.

                          Neighborhood Connections, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
               For the Years Ended December 31, 2004 and 2003
       and For the Period September 18, 2002 (Inception) to December 31, 2004

Statement of Cash Flows
                                                             September 18, 2002
                     For the year ended  For the year ended   (Inception) to
                        December 31,        December 31,        December 31,
                            2004                2003                2004
                     ------------------  ------------------  ------------------
Cash flows from
operating activities
 Net (loss)          $          (6,414)  $        (11,825)   $        (20,966)
 Adjustments to
  reconcile net (loss)
  to net cash (used)
  by operating
  activities:
                     ------------------  ------------------  ------------------
Net cash (used) by
 operating activities           (6,414)  $        (11,825)   $        (20,966)
                     ------------------  ------------------  ------------------

Cash flows from
investing activities
 Net cash used by
 investing activities                -                   -                   -
                     ------------------  ------------------  ------------------

Cash flows from
financing activities
 Issuance of common
 stock                          2,000              14,200              21,200
                     ------------------  ------------------  ------------------
Net cash provided by
financing activities            2,000              14,200              21,200
                     ------------------  ------------------  ------------------

Net increase in cash           (4,414)              2,375                 234
Cash - beginning                4,648               2,273                   -
                     ------------------  ------------------  ------------------
Cash - ending        $            234    $          4,648    $            234
                     ==================  ==================  ==================

Supplemental disclosures:
  Interest paid                      -                   -                    -
                     ==================  ==================  ==================
  Income taxes paid                  -                   -                    -
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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES
Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.

Advertising Costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses for the years ended December 31, 2004, and 2003.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004 and 2003.

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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

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

Recent pronouncements
---------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.


Year-end
--------

The Company has selected December 31 as its year-end.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company has recognized $1,050 in revenues to date and has accumulated operating losses of approximately $20,966 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - INVESTMENTS

The investment in JCG Investments, Inc. has been written off due to no remaining intrinsic value.

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

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

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $20,966 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company paid $425 to the Company's sole shareholder for accounting services.

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

NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value Series A preferred stock, 5,000,000 shares of its $0.001 par value Series B preferred stock, and 5,000,000 shares of its $0.001 par value Series C preferred shares.

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

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

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None --  Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, Neighborhood Connections, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer/Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer/Chief Financial Officer concluded that Neighborhood Connections, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                         Age           Position
- ------------               ---      -------------------------------
Ruth Selmon                  52       President, Chief Executive
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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2004. Neighborhood Connections, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Ruth Selmon        2002     -0-            -0-           -0-
    Director,      2003     -0-            -0-           -0-
     CEO/CFO,      2004     -0-            -0-           -0-
     Secretary
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Ruth Selmon        2002    -0-           -0-                -0-       -0-
    Director       2003    -0-           -0-                -0-       -0-
    CEO/CFO,       2004    -0-           -0-                -0-       -0-
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


STOCK OPTIONS.
--------------

During the year ended December 31, 2004, the Company did not have any stock option plan in place.


EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS.
-----------------------------------------------------------

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.


COMPENSATION OF DIRECTORS
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from September 18, 2002 (date of inception) to December 31, 2004 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


Audit Committee
---------------

The company does not have an Audit Committee. The sole members of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its sole director participates in the consideration of director nominees and the board is so small.

     (3) The sole member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2004, by each person known by Neighborhood Connections, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

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

(1) The percentages listed in the Percent of Class column are based upon 6,420,000 issued and outstanding shares of Common Stock.
(2)  Ruth Selmon, 6126 Falkirk Court, League City, Texas  77573.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, 2425 W. Horizon Ridge Parkway, Henderson, NV 89052, Phone: (702) 257-1984. These Certified Public Accountants were hired to perform audited financials for the Company. Beckstead and Watts, LLP, own no stock in the Company. The company has no formal contracts its CPA, who is paid on a fee-for-service basis.

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

---------------------------

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated October 26, 2004 on Form 8-K containing information pursuant to Item 8.01 ("Other Events") regarding a change of address.

The Company filed a Current Report dated on March 22, 2004 on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); Item 6 ("Resignations of Directors and Executive Officers"); Item 7 ("Exhibits and Financial Statements") pertaining to the acquisition of JCG, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $3,500 and $1,500, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on February 28, 2004.


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


Date:  February 28, 2005          By:  /s/ Ruth Selmon
                                  --------------------------------
                                           Ruth Selmon
                                           President, CEO and CFO
                                           Director and Corporate Secretary