Form 10QSB
period 2005-03-31
NEIGHBORHOOD CONNECTIONS INC
filed 2005-05-13
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2005.
 --------------------------------------------------------------------------

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

           3118 West Parkwood Avenue, Pmb 111, Webster, TX 77598
           -----------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of March 31, 2005. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of March 31, 2005.



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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.

BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                              702.257.1984  tel
                                                               702.362.0540 fax

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2005 and the related statements of operations for the three months ended March 31, 2005 and 2004 and for the period September 18, 2002 (Inception) to March 31, 2005, and statements of cash flows for the three months ended March 31, 2005 and 2004 and for the period September 18, 2002 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Neighborhood Connections, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2005, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts, LLP
----------------------------

May 11, 2005

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)



Balance Sheet


                                                                 March 31,
                                                                   2005
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $        175
                                                               -------------
                                                                        175
                                                               -------------
                                                               $        175
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         16,780
  Earnings (Deficit) accumulated during development stage           (23,025)
                                                               -------------
                                                                        175
                                                               -------------
                                                               $        175
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Operations
             For the Three Months Ending March 31, 2005 and 2004
       and For the Period September 18, 2002 (Inception) to March 31, 2005
                                   (unaudited)


Statements of Operations


                                    Three Months Ending     September 18, 2002
                                         March 31,           (Inception) to
                                  ------------------------       March 31,
                                     2005         2004              2005
                                  -----------  -----------  ------------------
Revenue                           $        -   $        -   $           1,050
                                  -----------  -----------  ------------------

Expenses:
  Impairment of goodwill                            3,600               3,600
  Organizational costs                     -            -               1,821
  General and administrative
    expenses - related party               -            -               2,000
  General and administrative
    expenses                           2,102          924              16,654
                                  -----------  -----------  ------------------
  Total expenses                       2,102        4,524              24,075
                                  -----------  -----------  ------------------

Net (loss)                        $   (2,102)  $   (4,524)  $         (23,025)
                                  ===========  ===========  ==================

Weighted average number of
  common shares outstanding        6,420,000    5,000,000
                                  ===========  ===========

Net (loss) per share              $    (0.00)  $    (0.00)
                                  ===========  ===========

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the Three Months Ending March 31, 2005 and 2004
       and For the Period September 18, 2002 (Inception) to March 31, 2005
                                (unaudited)

Statements of Cash Flows

                                    Three Months Ending     September 18, 2002
                                         March 31,           (Inception) to
                                  ------------------------       March 31,
                                     2005         2004              2005
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (2,059)  $   (4,524)  $         (23,025)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------  ------------------
Net cash (used) by operating
 activities                           (2,059)      (4,524)            (23,025)
                                  -----------  -----------  ------------------

Cash flows from investing activities
Net cash used by investing
 activities                                -            -                   -
                                  -----------  -----------  ------------------

Cash flows from financing activities
 Contributed capital                   2,000            -              23,200
                                  -----------  -----------  ------------------
Net cash provided by financing
 activities                            2,000            -              23,200
                                  -----------  -----------  ------------------

Net increase in cash                     (59)      (4,524)                175
Cash - beginning                         234          (30)                  -
                                  -----------  -----------  ------------------
Cash - ending                     $      175  $    (4,554)  $             175
                                  ===========  ===========  ==================

Supplemental disclosures:
  Interest paid                   $        -   $        -   $               -
                                  ===========  ===========  ==================
  Income taxes paid               $        -   $        -   $               -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $23,025 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

For the three months ending March 31, 2005, there have been no other issuances of common and or preferred stock. An officer donated $2,000 to cover general and administrative expenses during the three (3) months ended March 31, 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

For the three month period ended March 31, 2005, the Company did not recognized any revenues and has accumulated operating losses of approximately $23,025 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the three months ended March 31, 2005, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended March 31, 2005, the Company incurred a net loss of $(2,102) as compared to net loss of $(4,524) for the same period last year. The decrease in net loss can be contributed to impairment of goodwill incurred last year. Since the Company's inception the Company has lost $23,025.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to market its services. Management does not believe the company will generate any significant profit in the near future, as placements for its pay telephone systems are almost non-existent.


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

As of March 31, 2005, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

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

Market For Company's Common Stock

(i) Market Information
-----------------------

(1) On or about January 28, 2003, the common stock of the Company was cleared for trading on the National Quotation Bureau "Pink Sheets." On or about
April 20, 2005, the common stock of the Company was cleared for trading on the OTC-Bulletin Board. No shares have traded since the Company began trading.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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


Dated:  May 12, 2005                    By:  /s/ Ruth Selmon
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


                                        NEIGHBORHOOD CONNECTIONS, INC.

Date:  May 12, 2005                     By: /s/ Ruth Selmon
       ------------                     -------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer