Form 10QSB/A
period 2005-03-31
NEIGHBORHOOD CONNECTIONS INC
filed 2005-08-18
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                Amendment No. 1 to

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

/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP
May 11, 2005

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


Statements of Operations


                                    Three Months Ending     September 18, 2002
                                         March 31,           (Inception) to
                                  ------------------------       March 31,
                                     2005         2004              2005
                                  -----------  -----------  ------------------
Revenue                           $        -   $        -   $           1,050
                                  -----------  -----------  ------------------

Expenses:
  Impairment of goodwill                            3,600               3,600
  Organizational costs                     -            -               1,821
  General and administrative
    expenses - related party               -            -               2,000
  General and administrative
    expenses                           2,059          924              16,654
                                  -----------  -----------  ------------------
  Total expenses                       2,059        4,524              24,075
                                  -----------  -----------  ------------------

Net (loss)                        $   (2,059)  $   (4,524)  $         (23,025)
                                  ===========  ===========  ==================

Weighted average number of
  common shares outstanding        6,420,000    5,000,000
                                  ===========  ===========

Net (loss) per share              $    (0.00)  $    (0.00)
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

Results of Operations
---------------------

For the three months ended March 31, 2005, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended March 31, 2005, the Company incurred a net loss of $(2,059) as compared to net loss of $(4,524) for the same period last year. The decrease in net loss can be contributed to impairment of goodwill incurred last year. Since the Company's inception the Company has lost $23,025.


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

                                        NEIGHBORHOOD CONNECTIONS, INC.
                                        ------------------------------
                                                (Registrant)


Dated:  August 17, 2005                    By:  /s/ Ruth Selmon
        ---------------                    --------------------------------
                                                    Ruth Selmon
                                                    Chief Executive Officer
                                                    Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEIGHBORHOOD CONNECTIONS, INC.

Date:  August 17, 2005                  By: /s/ Ruth Selmon
       ---------------                  -------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer