Form 10QSB
period 2005-06-30
NEIGHBORHOOD CONNECTIONS INC
filed 2005-08-22
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2005.
 --------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 6,420,000 issued and outstanding as of June 30, 2005. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of June 30, 2005.



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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                2425 W. Horizon Ridge Parkway
                                                          Henderson, NV 89052
                                                             702.257.1984 tel
                                                             702.362.0540 fax

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation)(a development stage company) as of June 30, 2005, and the related statements of operations for the three and six month periods ended June 30, 2005 and 2004 and for the period September 18, 2002 (Inception) to June 30, 2005, and statements of cash flows for the six months ended June 30, 2005 and 2004 and for the period September 18, 2002 (Inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

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

August 17, 2005

                        Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)



Balance Sheet


                                                                  June 30,
                                                                   2005
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $      2,245
                                                               -------------
     Total current assets                                             2,245
                                                               -------------
     Total assets                                              $      2,245
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         19,880
  (Deficit) accumulated during development stage                    (24,055)
                                                               -------------
                                                                      2,245
                                                               -------------
                                                               $      2,245
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                        (a Development Stage Company)
                           Statements of Operations
       For the Three and Six Month Periods Ending June 30, 2005 and 2004
      and For the Period September 18, 2002 (Inception) to June 30, 2005
                                 (unaudited)



Statements of Operations


                  Three Months Ending     Six Months Ending    Sept. 18, 2002
                         June 30,             June 30,         (Inception) to
                  --------------------  --------------------       June 30,
                     2005       2004       2005       2004           2005
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -  $   1,050     $       1,050
                  --------   --------  ---------  ---------     -------------

Expenses:
  Organizational
   costs                 -          -          -          -             1,821
  General and
    administrative
    expenses -
    related party        -          -          -          -             2,425
  General and
    administrative
    expenses         1,030         73     3,089         954            17,259
                  --------   --------  ---------  ---------    ---------------
  Total expenses     1,030         73     3,089         954            21,505
                  --------   --------  ---------  ---------    ---------------
Loss on investment       -          -         -       3,600             3,600
                  --------   --------  ---------  ---------    ---------------
Net (loss)        $ (1,030)  $    (73) $ (3,089)  $  (4,554)   $      (24,055)
                  ========   ========= =========  ==========   ===============

Weighted average
  number of
  common shares
  outstanding     6,420,000  6,420,000  6,420,000  6,420,000
                  =========  =========  =========  =========

Net (loss)
  per share       $ (0.00)   $ (0.00)  $  (0.00)  $  (0.00)
                  ========   ========  =========  =========

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the Six Month Period Ending June 30, 2005 and 2004
       and For the Period September 18, 2002 (Inception) to June 30, 2005


Statements of Cash Flows
                                     Six Months Ending      September 18, 2002
                                          June 30,            (Inception) to
                                  ------------------------       June 30,
                                     2005         2004             2005
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (3,089)  $   (4,554)    $       (24,055)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------  ------------------
Net cash (used) by operating
 activities                           (3,089)      (4,554)            (24,055)
                                  -----------  -----------    ----------------

Cash flows from investing activities
Net cash used by investing
  Activities                               -            -                   -
                                  -----------  -----------  ------------------


Cash flows from financing activities
 Contributed capital                   5,100            -              26,300
                                  -----------  -----------    ---------------
Net cash provided by financing
 activities                            5,100            -              26,300
                                  -----------  -----------    ---------------

Net increase in cash                   2,011       (4,554)              2,245
Cash - beginning                         234        4,648                   -
                                  -----------  -----------    ---------------
Cash - ending                     $    2,245   $       94     $         2,245
                                  ===========  ===========    ===============

Supplemental disclosures:
  Interest paid                   $        -   $        -     $             -
                                  ===========  ===========    ===============
  Income taxes paid               $        -   $        -     $             -
                                  ===========  ===========    ===============


  The accompanying Notes are an integral part of these financial statements.

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES
                                  (UNAUDITED)


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $24,055 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        NEIGHBORHOOD CONNECTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES
                                  (UNAUDITED)


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

NOTE 4 - STOCKHOLDERS' EQUITY

For the three months ending June 30, 2005, there have been no issuances of common and or preferred stock. An officer donated $3,100 to cover general and administrative expenses during the three (3) months ended June 30, 2005.

NOTE 5 - SUBSEQUENT EVENTS

On July 15, 2005, the Company entered into an agreement with Lpath Therapeutics Inc. ("Lpath") whereby the Company will transfer one share of its $0.001 par value common stock in exchange for the transfer and cancellation of each share of Lpath's $0.001 par value common stock. The Company will exchange one common stock purchase warrant for each Lpath common stock purchase warrant issued and outstanding prior to the acquisition closing date. The acquisition's closing date has not been finalized and will not occur prior to or on September 30, 2005. The acquisition will be accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Lpath will control the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity will be accounted for as a recapitalization of the Company. The common stock issued will be recorded at the net book value of the Company's assets on the acquisition date. As a result of the merger, the financial statements for all periods prior to the merger will be those of Lpath.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. (the "Registrant") is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

For the six month period ended June 30, 2005, the Company did not recognize any revenue and has accumulated operating losses of approximately $24,055 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the six months ended June 30, 2005, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended June 30, 2005, the Company incurred a net loss of $(1,030) as compared to net loss of $(73) for the same period last year. For the six months ended June 30, 2005, the Company incurred a net loss of $(3,089) as compared to net loss of $(4,554) for the same period last year. The decrease in net loss can be attributed to impairment of goodwill incurred last year. Since the Company's inception the Company has lost $24,055.


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

As of June 30, 2005, therefore, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing.


Recent Event
------------

On July 15, 2005, the Registrant entered into an Agreement and Plan of Reorganization with Lpath Therapeutics, Inc., a Delaware corporation, pursuant to which Lpath will be merged with Neighborhood Connections Acquisition Corporation, a Nevada corporation, a wholly owned subsidiary of the Registrant with no assets or liabilities formed solely for the purpose of facilitating the merger.

If the merger is completed, the stockholders of Lpath will own a substantial majority of the outstanding shares of the Registrant's Class A Common Stock.

The merger is contingent upon, among other things, Lpath raising capital, through a Private Placement Offering, of a minimum of $4 million on or before September 30, 2005, or at such date as may be determined by the parties hereto, provided, however that Lpath shall have the right at any time prior to September 30, 2005 to extend the date of the Closing until a subsequent date, but no later than November 30, 2005. If funding does not take place by the deadline, the agreement may be terminated at the discretion of either party. There are no assurances that Lpath will be able to raise the minimum funding requirements.

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

The Company filed a Current Report dated July 15, 2005, pursuant to Item
1.01 ("Entry into a Material Definitive Agreement").

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


Dated:  August 19, 2005                By:  /s/ Ruth Selmon
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


                                        NEIGHBORHOOD CONNECTIONS, INC.

Date: August 19, 2005                   By: /s/ Ruth Selmon
      ---------------                   -------------------------------
                                                Ruth Selmon
                                                Chief Executive Officer