Form 10QSB
period 2005-09-30
NEIGHBORHOOD CONNECTIONS INC
filed 2005-10-28
CIK 1251769

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2005.
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 26, 2005, the registrant's outstanding common stock consisted of 6,420,000 shares, $0.001 Par Value. Authorized - 60,000,000 common voting shares. No preferred issued, 15,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Neighborhood Connections, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Neighborhood Connections, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005 and 2004 and for the period September 18, 2002 (Inception) to September 30, 2005, and statements of cash flows for the nine months ended September 30, 2005 and 2004 and for the period September 18, 2002 (Inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP
------------------------

October 25, 2005

                        Neighborhood Connections, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)


Balance Sheet

                                                               September 30,
                                                                   2005
                                                               -------------
Assets

Current assets:
   Cash and equivalents                                        $      1,465
                                                               -------------
     Total current assets                                             1,465
                                                               -------------
     Total assets                                              $      1,465
                                                               =============


Liabilities and Stockholders' Equity

Current liabilities:                                                      -
                                                               -------------

Stockholders' equity:
  Series A preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series B preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Series C preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued or outstanding                          -
  Common stock, $0.001 par value, 60,000,000 shares authorized,
   6,420,000 shares issued and outstanding                            6,420
  Additional paid-in capital                                         19,880
  (Deficit) accumulated during development stage                    (24,835)
                                                               -------------
                                                                      1,465
                                                               -------------
                                                               $      1,465
                                                               =============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                        (a Development Stage Company)
                           Statements of Operations
             For the Nine Months Ending September 30, 2005 and 2004
      and For the Period September 18, 2002 (Inception) to September 30, 2005
                                 (unaudited)


Statements of Operations

                  Three Months Ending    Nine Months Ending    Sept. 18, 2002
                     September 30,          September 30,      (Inception) to
                  --------------------  --------------------    September 30,
                     2005       2004       2005       2004           2005
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -  $       -     $       1,050
                  --------   --------  ---------  ---------     -------------

Expenses:
  Organizational
   costs                 -          -          -          -             1,821
  General and
    administrative
    expenses -
    related party      250          -       250           -             2,675
  General and
    administrative
    expenses           530        830     3,619       1,784            17,259
                  --------   --------  ---------  ---------    ---------------
  Total expenses       780        830     3,859       1,784            22,285
                  --------   --------  ---------  ---------    ---------------
Loss on investment       -          -         -       3,600             3,600
                  --------   --------  ---------  ---------    ---------------
Net (loss)        $   (780)  $   (830) $ (3,869)  $  (1,784)   $      (24,835)
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

                         Neighborhood Connections, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
              For the Nine Months Ending September 30, 2005 and 2004
       and For the Period September 18, 2002 (Inception) to September 30, 2005
                                 (unaudited)

Statements of Cash Flows
                                                              For the period
                                    Nine Months Ending      September 18, 2002
                                       September 30,          (Inception) to
                                  ------------------------    September 30,
                                     2005         2004             2005
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $   (3,869)  $   (5,384)    $       (24,835)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
                                  -----------  -----------  ------------------
Net cash (used) by operating
 activities                           (3,869)      (5,384)            (24,835)
                                  -----------  -----------    ----------------

Cash flows from investing activities
Net cash used by investing
  Activities                               -            -                   -
                                  -----------  -----------  ------------------


Cash flows from financing activities
 Contributed capital                   5,100            -              26,300
                                  -----------  -----------    ---------------
Net cash provided by financing
 activities                            5,100            -              26,300
                                  -----------  -----------    ---------------

Net increase in cash                   1,231       (4,384)              1,465
Cash - beginning                         234        4,648                   -
                                  -----------  -----------    ---------------
Cash - ending                     $    1,465   $      264     $         1,465
                                  ===========  ===========    ===============

Supplemental disclosures:
  Interest paid                   $        -   $        -     $             -
                                  ===========  ===========    ===============
  Income taxes paid               $        -   $        -     $             -
                                  ===========  ===========    ===============

  The accompanying Notes are an integral part of these financial statements.

                         Neighborhood Connections, Inc.
                         (A Development State Company)
                                     Notes
                                  (unaudited)


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2005, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $24,835 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Neighborhood Connections, Inc.
                         (A Development State Company)
                                     Notes
                                  (unaudited)

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

Note 4 - Stockholders' Equity

During the nine months ended September 30, 2005, a Company officer and director donated $5,100 as additional paid-in capital.

During the nine months ended September 30, 2005, there were no issuances of common or preferred stock.


Note 5 - Subsequent Events

On July 15, 2005, the Company entered in an Agreement and Plan of
Reorganization with Lpath Therapeutics, Inc., a Delaware corporation, pursuant to which Lpath will be merged with Neighborhood Connections Acquisition Corporation, a Nevada corporation, a wholly owned subsidiary of the Company with no assets or liabilities formed solely for the purpose of facilitating the merger.

In the merger, each outstanding share of Lpath common stock will be converted into one share of the Company's Class A Common Stock. If the merger is completed, the stockholders of Lpath will own a substantial majority of the outstanding shares of the Company's Class A Common Stock. Prior to the closing, the Company will repurchase 4.92 million shares held by its largest shareholder for $10,000. This shareholder will retain 80,000 shares of the Company's Class A Common Stock, of which 50,000 shares will be held in escrow as security for any indemnification claims.

The merger is contingent upon, among other things, Lpath raising capital, through a Private Placement Offering, of a minimum of $4 million on or before September 30, 2005, or at such date as may be determined by the parties hereto, but no later than November 30, 2005. If funding does not take place by the deadline, the agreement will terminate. There are no assurances that Lpath will be able to raise the minimum funding requirements. As of September 30, 2005, the Agreement had not been consummated and an extension has been granted until November 30, 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Neighborhood Connections, Inc. (the "Registrant") is a development stage pay telephone service company which provides management for the collection of pay telephone coin revenues.

For the nine month period ended September 30, 2005, the Company did not recognize any revenue and has accumulated operating losses of approximately $24,835 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the nine months ended September 30, 2005, the Company generated no revenues as compared to no revenues for the same period last year. For the three months ended September 30, 2005, the Company incurred a net loss of $(780) as compared to net loss of $(830) for the same period last year. For the nine months ended September 30, 2005, the Company incurred a net loss of $(3,869) as compared to net loss of $(1,784) for the same period last year. The increase in net loss can be attributed to increase in accounting fees. Since the Company's inception the Company has lost $24,835.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock and 15,000,000 shares of its $0.001 par value preferred stock.

As of September 30, 2005, the number of common shares issued and outstanding is six million four hundred twenty thousand (6,420,000).

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

Pending Reorganization
----------------------

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

The merger is contingent upon, among other things, Lpath raising capital, through a Private Placement Offering, of a minimum of $4 million on or before November 30, 2005. If funding does not take place by the deadline, the agreement may be terminated at the discretion of either party. There are no assurances that Lpath will be able to raise the minimum funding requirements. Further, Lpath must provide the Registrant with audited financials, required by Rule 3-05(b) of Regulation S-X.

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


Dated:  October 26, 2005                By:  /s/ Ruth Selmon
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


                                        NEIGHBORHOOD CONNECTIONS, INC.

Date: October 26, 2005                       By: /s/ Ruth Selmon
      ----------------                       -------------------------------
                                                    Ruth Selmon
                                                    Chief Executive Officer