Form 10KSB
period 2005-12-31
LPATH INC
filed 2006-03-16
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50344

LPATH, INC.

(Name of small business issuer in its charter)

Nevada	16-1630142
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6335 Ferris Square, Suite A, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $743,273.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $1.60 on February 15, 2006 is $15,057,986. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed affiliates.

As of March 14, 2006, there were 24,194,547 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer’s fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format (check one):   Yes ☐    No ☒

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A.	Controls and Procedures

PART III

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements set forth in this report, including information incorporated by reference, constitute “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the future trading of the common stock of the merged corporation; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading “Market Risks,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive

ii

required regulatory approvals, to meet obligations and required milestones under agreements, to be capable of manufacturing and distributing products in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

iii

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

History and Background

Lpath Therapeutics Inc. (“LTI”), our predecessor company, was incorporated in September 1997 in the state of Delaware as Medlyte Diagnostics, Inc. The company commenced operations in January 1998. The company changed its name to Medlyte, Inc. in July 2001 and to Lpath Therapeutics Inc. in July 2004.

Effective November 30, 2005, Neighborhood Connections, Inc. (“NCI”), a publicly traded Nevada corporation, completed the acquisition of LTI (through a reverse triangular merger in which Neighborhood Connections Acquisition Corporation (“NCI Sub”), a wholly owned subsidiary of NCI formed solely for the purpose of facilitating the merger, merged with and into LTI (“the Merger”).  LTI was the surviving corporation in the Merger and, as a result, became a wholly owned subsidiary of NCI.  On December 2, 2005, NCI amended its Articles of Incorporation to change its name to Lpath, Inc.

Although NCI acquired LTI as a result of the Merger, the former stockholders of LTI received a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of NCI. At the time of the Merger, NCI fell within the definition of a “shell company” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Immediately preceding the Merger on November 30, 2005, LTI raised $6.0 million through the private placement of common stock and warrants.

For accounting purposes, this Merger is being accounted for in accordance with guidance set forth for transactions of this type by the Securities and Exchange Commission, which views mergers of this type to be capital transactions rather than business combinations.  Therefore, this Merger is being accounted for as the issuance of common stock by LTI for the net monetary assets of NCI, accompanied by a recapitalization.

Overview

Lpath is a theranostics company focused on bioactive signaling lipids as targets for treating and diagnosing important human diseases. Theranostics is the concept of combining a therapeutic entity with a diagnostic test. Sometimes this concept is also referred to as personalized therapy. Lpath's lead product candidate, Sphingomab™, is a monoclonal antibody (mAb) against a validated cancer target, sphingosine-1-phosphate (S1P), and has demonstrated impressive results against six different forms of solid-tumor and blood-borne cancers in pre-clinical studies. Like Avastin (Genentech’s successful cancer drug), Sphingomab™ works by cutting off the blood supply that tumors need to thrive. Drugs that function by this mechanism are said to be anti-angiogenic. Sphingomab™ has other mechanisms of action that may prove advantageous in the clinical setting. As such, although Genentech pioneered the anti-angiogenesis approach to treating cancer, Lpath believes Sphingomab™ may prove to be the next generation of anti-angiogenesis-based therapeutics.

In other Sphingomab™ studies, Lpath has shown significantly improved survival in pre-clinical studies of post-myocardial-infarction-induced heart failure (hereinafter, myocardial infarction will be referred to as “MI”). Further, Lpath has demonstrated in a preliminary study extremely promising results against Age-related Macular Degeneration, commonly abbreviated as AMD.

We believe we are the only company to have developed a mAb against a bioactive lipid. This unique ability is based on our ImmuneY2™ technology, a series of proprietary processes developed by the company. We are currently applying the ImmuneY2™ process to other lipid-signaling agents that are validated targets for disease treatment, thereby creating a potential pipeline of mAb-based drug candidates. To complement this pipeline, the company has various small-molecule-based programs that are related to lysolipid-signaling pathways.

Lpath has a broad and deep intellectual-property position in the lysolipid signaling area, with over 26 issued or pending patents. Most of these patents were developed in-house based on pioneering research on bioactive lipid-signaling by the company’s founder, Roger Sabbadini, Ph.D. The company’s research partners to date have been the M.D. Anderson Cancer Center in Texas and San Diego State University. The management of the company is highly experienced with over 50 years in the biomedical arena and 15 full-time equivalents currently working on Lpath-related projects.

Product Opportunities

Lpath’s key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

Product	Indication	Description	Status
Sphingomab™	Cancer	mAb against S1P, a validated angiogenic and metastatic factor	Validated efficacy and safety in mice; drug development in process
	AMD	mAb against S1P, a validated angiogenic growth factor & contributor to scar formation	Preliminarily validated efficacy in mice; further preclinical studies underway
	Post-MI heart failure	mAb against S1P	Validated efficacy (heart function and survivability) in mice; further preclinical studies underway
Lpathomab™	Cancer	mAb against validated cancer target	Discovery effort ongoing using ImmuneY2™ technology; 2 of 3 phases completed
nSMase inhibitor	Cardiovascular	Small-molecule inhibitor of nSMase	Lead compounds being generated
SphingoTest™ ELISA-based assay	Cancer and CVD diagnostic/theranostic	ELISA-based diagnostic and/or theranostic assay	Prototype developed

Monoclonal Antibody Product Opportunities

Lpath’s lead product candidate, Sphingomab™, is a monoclonal antibody (mAb) against sphingosine-1-phosphate (S1P), an innovative and validated cancer target. We believe Sphingomab™ is the only mAb ever developed against a bioactive lipid. Sphingomab™acts as a molecular sponge to selectively absorb tumorigenic sphingolipids from blood and tissues that tumors rely upon. Thus, Sphingomab™ has an unusually promising profile as a therapeutic candidate: It has demonstrated safety and efficacy against six different types of multi-drug-resistant human cancers in eleven separate mouse models. In a mouse model of multi-drug-resistant human ovarian cancer, Sphingomab™ eliminated 40% of the tumors altogether, and, in the remaining mice, the tumors were reduced by about 70% (Figure 1).

Figure 1. Results of in vivo efficacy study of orthotopic ovarian cancer

The company believes that Sphingomab™ may also be useful in preventing heart failure after myocardial infarction (i.e., heart attack), and has produced pre-clinical data that demonstrate compelling increases in both heart function and survivability after treatment with Sphingomab™.; we have strong evidence that suggests these favorable results are due to S1P’s role in contributing to excess and maladaptive scar formation after a heart attack. Because of the demonstrated role of S1P in angiogensis and in scar formation, the company is currently studying Sphingomab™ in animal models of Age-related Macular Degeneration (AMD), an important cause of human blindness that depends on ocular angiogenesis as part of its underlying pathology. Our first (and preliminary) study produced promising data.

Lpath’s unique ability to generate mAbs against bioactive lipids is based on its ImmuneY2™ technology. The company is currently applying the ImmuneY2™ process to other important lipid-signaling agents that are validated targets for disease treatment. Similar to the approach taken with Sphingomab™, the company intends to use these antibodies as molecular sponges to selectively absorb disease-exacerbating lipids in order to treat cancer and other important diseases.

Strategy and Milestones

Because of its long-standing focus on bioactive lipids as targets for human disease, the company has developed an expertise and various tools and technologies that position it for possible category leadership. Lpath is exploring the best opportunities for commercial products, taking advantage of (i) the company’s strong intellectual property surrounding sphingolipids, an important category of lipids and (ii) the company’s proprietary, innovative ImmuneY2™ process that gives it the unique ability to develop mAbs against bioactive lipid targets.

The primary focus of Lpath is the opportunity offered by Sphingomab™. Having validated Sphingomab™ as a candidate drug for human cancer and heart failure, the company has recently initiated a product development plan to humanize the antibody and execute a complete pre-clinical program to permit clinical evaluation of the antibody in cancer patients, to be followed by a complete pre-clinical program relating to heart-failure patients.

In this effort the company will make maximum use of CROs and CMOs (see definitions below) to perform development activities with the efforts of in-house staff limited to activities associated with the discovery and validation of product ideas and related intellectual property. The company intends to use the current prototype-stage theranostic product, SphingoTest™--as well as certain proprietary functional genomics tools--to stratify cancer patients, thereby optimizing performance in the clinical studies. SphingoTest™ also has diagnostic applications, but the company intends to out-license such applications to companies with more expertise and infrastructure in the diagnostic arena.

During the clinical-trial process for Sphingomab™, the company intends to solicit strategic partners so that Lpath can focus its energies on its core strengths and thereby continue to add novel bioactive-lipid-oriented products to its therapeutic pipeline. In this regard, the company hopes to:

•      Leverage its proprietary ImmuneY2™ process to develop antibodies against other bioactive lipid targets, with the intention of using those antibodies as molecular sponges to selectively absorb harmful lipids from serum and other tissues, much as Sphingomab™ does; two of the three phases of the ImmuneY2™ technology have been completed thus far.

•      Further validate Sphingomab™’s efficacy against post-MI heart failure, building on the pre-clinical data that demonstrate a significant improvement in survivability and generating even more mechanism-of-action data.

•      Demonstrate that Sphingomab™ is more efficacious than current (and prospective) commercial products against AMD, given that Sphingomab™ has two mechanisms of action (anti-angiogenesis and anti-scar formation), whereas current products have but one (anti-angiogenesis); we will attempt, over the next 18 months, to out-license the various eye-disease applications, including AMD, of Sphingomab™.

•      Develop small-molecule inhibitors against Sphingomyelinase (“nSMase”), a key enzyme in the sphingolipid production pathway.

Lpath expects to outsource to CRO and/or CMO organizations all of its “Good Laboratory Practices” or GLP preclinical development activities (e.g., toxicology) and “Good Manufacturing

Practices” or GMP manufacturing and clinical development activities. CRO and CMO organizations are third-parties who specialize in arranging and managing processes relating to various project-oriented research activities on behalf of the company and are commonly engaged in the industry. Research and discovery work will be performed primarily in-house. The manufacturing of any diagnostic/theranostic assay product (and any other diagnostic product developed, acquired, or in-licensed) will also be outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will also be through third parties; alternatively, products will be licensed to third parties who will then market, sell, and distribute the Lpath products in exchange for some combination of up-front payments, royalty payments, and milestone payments.

Market and Competitive Considerations

The mAb Antibody Market

Cancer is the second leading cause of death in the U.S. Recently, the overall health burden of cancer was estimated to be $171.6 billion. This great personal and societal burden has resulted in cancer becoming a major focus of R&D programs for both the U.S. government and pharmaceutical companies. These programs reflect an unprecedented effort to discover, develop, and market cancer therapeutics, a market estimated to be almost $25 billion today and one that is expected to grow at a rate of 12.5% and reach almost $35 billion by the year 2010.

Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the devastation caused by the disease. There are still over one million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone. This is a dramatic demonstration that, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat the disease remain elusive. Further, traditional therapeutic agents are commonly plagued with severe side effects. Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer. Among these new “innovative therapies” are gene therapy and therapeutic proteins such as mAbs.

The first mAb used clinicically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997. Since then, the sales level of this antibody has reached over $2.5 billion per year; in addition, Genentech’s new blockbuster mAb, Avastin, is estimated to reach an annual sales level of $4-6 billion. These sales levels demonstrate the great potential of an effective mAb against cancer. Not surprisingly, 17 other mAbs have since been approved for marketing, including seven that are prescribed for cancer. The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity. For cancer alone, there are currently more than 270 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics. Consequently, mAbs are poised to become a major player in the treatment of cancer.

Comparative Therapeutic Advantages of Lpath’s mAb

Lpath has developed a mAb against an important tumor growth factor, S1P. We believe that this antibody will be effective in reducing the four major processes of cancer progression: tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death. To date, there is only one other mAb on the market or in clinical trials that has been proven to reduce more than one type of tumor-promoting effect in a broad range of cancers (Erbitux). The company believes that the anti-S1P mAb can decrease cancer progression by mitigating all four processes, giving Sphingomab™ a competitive therapeutic advantage over the therapeutic antibody approaches currently on the market.

Most therapeutic mAbs on the market and in clinical trials are directed against protein targets; Sphingomab™, however, is directed against a lipid, giving the antibody significant therapeutic advantages:

(i)            Unlike protein targets, S1P has a single molecular structure that is conserved among species (from slime molds to humans). This allows for a greater translation between animal efficacy studies and possible human applications. As a consequence, the conserved structure of the ligand would presumably reduce the optimization effort once humanization of the antibody has been achieved.

(ii)           As a single molecular species, S1P is not expected to change its chemical structure as do many protein targets when transformed cells attempt to resist a therapy by mutating the target. Consequently, the company believes that patients with cancers who undergo an anti-S1P therapy will not as easily experience resistance to therapy as occurs with most other therapeutics.

(iii)          An additional competitive therapeutic advantage of Sphingomab™ is that S1P normally resides in the systemic circulation, giving the antibody easy accessibility to its target. The company believes that, as Sphingomab™ sponges S1P from the circulation, it may act as a concentration sink to draw S1P out from tumors where the local concentrations of S1P may be quite high.

(iv)          We believe that Sphingomab’s ability to create a concentration gradient may be particularly useful in drawing S1P out of brain tumors. Therapeutic antibodies usually have limited ability to cross the blood-brain barrier (BBB). Unlike circulating protein targets, S1P is a small lipid and can cross the blood brain barrier with ease. Consequently, Sphingomab™ does not need to cross the BBB and could draw S1P from the cerebral fluid, depriving brain tumors of the S1P growth factor. For most other solid tumors, Sphingomab™ would presumably have accessibility to the tumor itself through the profuse blood-supply characteristic of fast growing tumors. Regarding circulating tumors such as myelomas and leukemias, Sphingomab™ could reduce effective levels of S1P in the same compartment (i.e., blood) where the tumor cells commonly reside.

(v)           The affinity of Sphingomab™ for its target is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

Comparison with Avastin

The humanized mAb Avastin and the murine form of Avastin, A.4.6.1, are directed against VEGF, a pro-angiogenic factor. Avastin has been shown to reduce tumor growth by 25-95% in murine xenografts of 13 different human tumor types. However, the inhibition is greatly dependent upon the initiation of treatment. If treatment was initiated during inoculation of tumor cells, then inhibition of tumor progression is dramatic (near 95%); while alternatively, if treatment was initiated after tumor establishment (100mm3), the level of inhibition was less complete (25%) and tumors escaped from the inhibition. This phenomenon could be explained by molecular and cellular alterations resulting from genomic instability and/or increased mutation rates in the tumor cells. This may provide a molecular framework for a compensatory up-regulation of angiogenic molecules other than VEGF, or alternatively, for the down-regulation of anti-angiogenic genes under growth-selective conditions. Such escape could also be mediated by increased production of VEGF by the stroma of the host, because Avastin and A.4.6.1 do not neutralize mouse VEGF. Therefore in some of these models it may be necessary to block the tumor (human) and host (mouse) VEGF for maximum tumor-growth inhibition. A potential competitive advantage of Sphingomab™ over Avastin is that S1P does not suffer from this species-specificity problem, i.e., mouse S1P and human S1P are the same molecular form, and there are no other isoforms. By contrast, there are 5 VEGF isoforms and about the same number of splice variants, as well as all of the different mouse variants. Thus, we believe that animal studies performed with Sphingomab™ will more likely reflect success in human trials, all other things being equal. All things may not be equal in that S1P is in the same compartment (i.e., blood) as is the highest concentration of antibody. So, the ability of Sphingomab™ to neutralize the target is made even easier. This, plus the fact that S1P is a lipid and is much smaller (300 Da) than VEGF (45,000 Da), may prove important in allowing Sphingomab™ to draw S1P out of tumors and tissues (e.g., brain) where the target might accumulate.

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and well funded companies have developed and are developing drugs that, if not similar in type to Lpath’s drugs, are designed to address the same patient or subject population. Therefore, Lpath’s lead product, other products in development, or any other products Lpath may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor's product is better than Lpath’s, for whatever reason, then Lpath could make less money from sales, if Lpath is able to generate sales at all.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We file such applications, as appropriate, for patents covering our products and processes.

Since 1997, we have created a broad and deep intellectual-property position in the lysolipid signaling area. As of March 1, 2006, we owned or had exclusively licensed more than 26 issued or pending patents. Six issued or allowed patents provide ownership of anti-sphingolipid therapeutic antibodies as compositions of matter and methods to treat disease. Several patents provide claims on sphingolipids and sphingolipid receptors as targets to treat cardiovascular diseases, cancer, inflammation, angiogenesis, and various diagnostic and drug-screening applications. Lpath has other proprietary reagents and some small-molecule inhibitors that are being tested in discovery-stage studies. The company believes that its patent estate will provide broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipids (or their metabolites), for therapeutic, diagnostic, and screening purposes.

In 2001, Lpath licensed from Mpex Pharmaceuticals, Inc. (now called Vaxiion Therapeutics, Inc.) the exclusive, worldwide rights relating to two U.S. patents and related foreign patents. Such patents relate to the use of novel bacterial vectors in the cardiovascular diagnostic and cardiovascular therapeutic fields. In 2005, Lpath purchased eight issued patents formerly assigned to Atairgin Technologies, Inc. and LPL Technologies, Inc. These patents cover compositions of matter and methods in the cancer diagnostics and therapeutics arenas relating to related lipid-signaling pathways.

The following is a partial list of U.S. patents and published U.S. patent applications owned by the company.

1.     6,534,323: Compositions and methods for early detection of heart disease

2.     6,534,322: Kits for early detection of heart disease

3.     6,210,976: Methods for early detection of heart disease

4.     6,858,383: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

5.     6,881,546: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

6.     6,500,633: Method of detecting carcinomas

7.     6,485,922: Methods for detecting compounds which modulate the activity of an LPA receptor

8.     6,461,830: Determining existence of preeclampsia in pregnancies by measuring levels of glycerophosphatidyl compounds, glycerophosphatidycholine, lysophospholipids and lysophosphatidylcholine

9.     6,448,023: Enzyme method for detecting sphingosine-1-phosphate (S1P)

10.   6,380,177: LPA analogs as agonists of the Edg2 LPA receptor

11.   6,255,063: Disease conditions by measuring lysophosphatidic acid

12.   6,248,553: Enzyme method for detecting lysophospholipids and phospholipids and for detecting and correlating conditions associated with altered levels of lysophospholipids

13.   6,716,595: Method for detecting sphingosine-1-phosphate (S1P) for cancer detection

14.   20030026799: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

15.   20030096022: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

16.   20040247603: Compositions and methods for the treatment of cancer, inflammation and angiogenesis, and for identifying agents therapeutic therefor

17.   Filed with patent office: Compositions and methods for the treatment of hyperproliferative diseases, including cancer

Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned and operated manufacturing facilities. We plan to outsource all product manufacturing to a contract manufacturer of clinical drug products that operates at a manufacturing facility in compliance with current good manufacturing practices or “GMPs.”  We may also seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and the like.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of Lpath’s lead product Sphingomab™ (and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before Lpath’s initial products may be marketed in the U.S. generally involves the following:

•      Preclinical laboratory and animal tests;

•      Submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•      Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•      Submission to the FDA of an New Drug Application (“NDA”); and

•      FDA review and approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

Lpath then submits the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Lpath’s submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board ("IRB") at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Human clinical trials are typically conducted in three sequential phases that may overlap:

•      Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

•      Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•      Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

Management cannot be certain that Lpath will successfully initiate or complete Phase I, Phase II, or Phase III testing of Lpath’s product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, Lpath also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with good manufacturing practice ("GMP") requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and management must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with Lpath’s interpretation of the data submitted in the NDA.

The review process may be significantly extended by FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often also are subject to inspections prior to NDA approval to assure compliance with GMPs and with manufacturing commitments made in the relevant marketing application.

Under the Prescription Drug User Fee Act ("PDUFA"), submission of an NDA with clinical data requires payment of a fee. For fiscal year 2005, that fee is $672,000. In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its "complete response," in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

In addition, the diagnostic assays (SphingoTest™ and LpathoTest™) we plan to sell or out-license require FDA approval or clearance before they can be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a premarket notification, or 510(k) procedure, in which the manufacturer provides to the FDA a premarket notification that it intends to begin marketing the product, and satisfies the FDA that the product is substantially equivalent to a legally marketed product, which means that the product has the same intended use as, is as safe and effective as, and does not raise different questions of safety and effectiveness than a legally marketed device. A 510(k) submission for an in vitro diagnostic device generally must include manufacturing and performance data, and in some cases, it must include data from human clinical studies. Marketing may commence when FDA issues a clearance letter.

If a medical device does not qualify for the 510(k) procedure, the FDA must approve a premarket approval application, or PMA, before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of preclinical and extensive clinical studies. Before FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA quality system regulations.

Lpath believes that its diagnostic assays will require only 510(k) clearance. Although not as lengthy and costly as a PMA process, management cannot be sure that the FDA will issue clearance for Lpath’s 510(k) notifications for Lpath’s diagnostic products in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon, and can significantly delay clearance. Even if we were able to gain clearance of a product for one indication, changes to the product, its indication, or its labeling would be likely to require additional clearances.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon Lpath’s activities. Management cannot be certain that the FDA or any other regulatory agency will grant approval for the lead product Sphingomab™ (or any other products we may develop, acquire, or in-license) under development on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on Lpath’s business.

Any products manufactured or distributed by us pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon Lpath’s third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions. Management cannot be certain that Lpath’s present or future subcontractors will be able to comply with these regulations and other FDA regulatory requirements.

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

Lpath’s product candidates are also subject to a variety of state laws and regulations in those states or localities where Lpath’s lead product Sphingomab™ (and any other products we may develop, acquire, or in-license) are or will be marketed. Any applicable state or local regulations may hinder Lpath’s ability to market Lpath’s lead product Sphingomab™ (and any other products we may develop, acquire, or in-license) in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA's policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of Lpath’s potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on Lpath’s business. Management cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Other Regulatory Requirements

The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of Lpath’s product candidates, if they are ever approved for commercial marketing.

Lpath is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Lpath may incur significant costs to comply with these laws and regulations now or in the future. Management cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on Lpath’s current and anticipated operations.

Employees

As of March 1, 2006 we employed 14 individuals, of whom 9 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with its employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of March 14, 2006 (biographical descriptions below which reference dates of such officers’ role in Lpath prior to the Merger relate to LTI, our predecessor entity):

Name	Age	Position
Scott Pancoast	48	President and Chief Executive Officer

Roger Sabbadini, Ph.D.	58	Vice President, Chief Scientific Officer

William Garland, Ph.D.	61	Vice President, Drug Development

Gary Atkinson	53	Vice President, Chief Financial Officer

Scott R. Pancoast
Chief Executive Officer, President, Secretary and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005, and as a Director of the company since 1998. Prior to joining Lpath, from 1994 to 2005 Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (“WSIC”), a private San Diego venture capital fund. He has served as the CEO or interim CEO for six start-up companies, and has been a member of the board of directors for over 15 companies, including two public companies. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President – Operations and Chief Financial Officer. He is a graduate of the Harvard Business School and the University of Virginia.

Roger A. Sabbadini, Ph.D.
Scientific Founder, Vice President, Chief Scientific Officer, and Director

Dr. Sabbadini founded Lpath in 1997 and has served as the Chief Scientific Officer since its inception. Dr. Sabbadini has been a professor of Biology at San Diego State University for over 27 years, and is the founder of three biotechnology companies incubated out of San Diego State University. Sabbadini's lab is focused on developing novel therapeutics for the treatment of sphingolipid-related diseases. Dr. Sabbadini is a Charter Member of the SDSU Molecular Biology Institute and a Charter Member of the SDSU Heart Institute. He holds a Ph.D. from the University of California, Davis.

William A. Garland, Ph.D.
Vice President, Drug Development

Dr. Garland joined Lpath in 2002 as Vice President of Research and Development. In December 2005 he was appointed Vice President, Drug Development. He also served as a Director of the company from 2002 to 2005. Dr. Garland has 27 years’ experience in the pharmaceutical industry, 17 of which were primarily in pre-clinical development, discovery support, and clinical pharmacology. Dr. Garland is knowledgeable in all phases of drug development, from discovery to post-marketing. He has technical expertise in pharmacokinetics, drug metabolism, medicinal chemistry, regulatory science, and bioanalytical chemistry. He earned a Ph.D. from the University of Washington.

Gary J. G. Atkinson

Vice President, Chief Financial Officer

Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005. He has more than 20 years of financial management experience. Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company. From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company. He began his career with Ernst & Young and holds a B.S. from Brigham Young University.

MARKET RISKS

We are a start-up company, and we may be unable to generate significant revenues and may never become profitable.

We are a start-up company that has generated less than $2 million in revenues to date and we expect to incur significant operating losses for the foreseeable future. We may not be able to validate and market products in the future that will generate significant revenues. In addition, any revenues that we may generate may be insufficient for us to become profitable.

In particular, potential investors should be aware that we have not proven that we can:

•      raise sufficient capital in the public and/or private markets;

•      obtain the regulatory approvals necessary to commence selling our therapeutic drugs or diagnostic products in the U.S., Europe or elsewhere;

•      develop and manufacture drugs in a manner that enables us to be profitable and meets regulatory, strategic partner and customer requirements;

•      develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of the drugs we develop;

•      respond effectively to competitive pressures; or

•      recruit and build a management team to accomplish our business plan.

If we are unable to accomplish these goals, our business is unlikely to succeed.

We have a limited product and technology portfolio at the current time.

We do not have any products in clinical trials. Although our pre-clinical drug candidate, Sphingomab™ might ultimately show effectiveness against multiple disease states, we have validated it only against cancer and only in animal models.

Our current diagnostic product, SphingoTest™, is not in final commercial form, and it may not have broad market appeal until Sphingomab™ is further developed and validated as a drug candidate.

Our ImmuneY2™ process of generating monoclonal antibodies against lipid mediators may not be successful against future targets. As such, there can be no assurance that we will be able to develop a monoclonal antibody against our next target, and thus, Lpathomab™ may fail to become a drug candidate at all.

There can be no assurance that any of Lpath’s other product ideas will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

There can be no assurance that any programs or technologies that Lpath might license in or acquire in the future will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

We must obtain governmental approval for each of our products.

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the Food and Drug Administration (FDA) in the United States requires conducting extensive pre-clinical and clinical testing.

We have limited experience in, and limited resources available for, regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

•      difficulty in securing centers to conduct trials;

•      difficulty in enrolling patients in conformity with required protocols or projected timelines;

•      unexpected adverse reactions by patients or a temporary suspension or complete ban on trials of our products due to adverse side effects;

•      clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our lead product, other products in development, or any other products we may acquire or in-license;

•      there can be delays, sometimes long delays, in obtaining approval for our product candidates;

•      the rules and regulations governing product candidates such as ours can change during the review process, which can result in the need to spend time and money for further testing or review;

•      if approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

•      once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

In addition, most of our product candidates target lipids, as opposed to proteins, and the FDA has not previously approved any similar product. Thus, we may encounter unexpected safety, efficacy, or manufacturing issues as we seek to obtain marketing approval.

These and other factors could delay marketing approval from the FDA or cause us to fail to receive any approval from the FDA or other governmental authorities.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate, Sphingomab™, will not be completed until 2009 or 2010 at the earliest. Significant delays may adversely affect our financial results and the commercial prospects for Sphingomab™ (or our other potential products or any other products we may acquire or in-license), and delay our ability to become profitable. Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•      changes to applicable regulatory requirements;

•      unforeseen safety issues;

•      determination of dosing issues;

•      lack of effectiveness in the clinical trials;

•      slower than expected rates of patient recruitment;

•      inability to monitor patients adequately during or after treatment;

•      inability or unwillingness of medical investigators to follow our clinical protocols;

•      inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•      suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in any INDs or the conduct of these trials. A number of companies in the biotechnology and drug development industries have suffered significant setbacks in advanced clinical trials despite promising results in earlier trials. In the end, we may be unable to develop marketable products.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, their results may not support our product-candidate claims, or the FDA or government authorities may not agree with our conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Delays in patient enrollment for clinical trials could increase costs and delay regulatory approvals.

The rate of completion of our clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for our lead product Sphingomab™ and any other products we may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

Our lead product candidate requires several additional processes before it is ready for an initial IND filing with the FDA; we may not successfully perform such processes, or the results from such processes may not support the filing of an IND.

Before beginning the regulatory-approval process for the commercial sale of Sphingomab™ for any therapeutic applications, we must first humanize the monoclonal antibody. We may not be successful in this initial effort. In addition, we must perform a variety of toxicity studies and manufacturing-process-related tasks that collectively may fail to support the filing of an IND with the FDA.

Our industry is highly competitive, so, even if our products ultimately get approved by the FDA, our success depends on our ability to sustain competitive advantages.

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, our lead product, other products we have in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

There are many reasons why a competitor might be more successful than we are, including:

•      Most competitors have greater financial resources and can afford more technical and development setbacks than we can.

•      Most competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over us.

•      Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our proprietary rights to prevent others from copying our technology or developing similar technology, then our competitive position will be harmed.

•      Some companies with competitive technologies may move through stages of development, approval, and marketing faster than we do. If a competitor receives FDA approval before we do, then it will be authorized to sell its products before we can sell ours. Because the first company “to market” often has a significant advantage over latecomers, a second-place position could result in less-than-anticipated sales.

•      The recent completion of the sequencing of the human genome may result in an acceleration of competing products due to enhanced information about disease states and the factors that contribute to the disease.

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our lead product (or our other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products. Such competition will cause a reduction in our revenues.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We are dependent on third-party manufacturers, over whom we have limited control, to manufacture our products.

The manufacturing process of Sphingomab™ and any other therapeutic products we may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our lead product Sphingomab™ and any other products we may develp or in-license and may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to have Sphingomab™ and any other products we may develop or in-license manufactured would prevent us from successfully commercializing our proposed products. Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our company’s shares.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for our drugs or our diagnostic products, if commercialized, the commercial success of our product candidates could be compromised.

Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates, if commercialized, are: experimental or investigational; not medically necessary; not appropriate for the specific patient; or not cost-effective.

Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of Health and Human Services, or HHS, determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of our products, if commercialized, on a timely basis, or at all. In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. In certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services. In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, it may adversely affect our business. Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If we are unable to obtain adequate reimbursement approval from Medicare and private payors for any of our products, or if the amount reimbursed is inadequate, our ability to generate revenue will be limited.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves our initial lead product, Sphingomab™ (or any other product we commercialize), physicians and patients may not accept and use it. Acceptance and use of Sphingomab™, or any of our future products, will depend upon a number of factors including:

•      perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•      cost-effectiveness of our drugs or diagnostic products relative to competing products;

•      availability of reimbursement from government or other healthcare payors for our lead product, Sphingomab™—which is expected to cost as much as $30,000 per year of treatment, or more—and any other products we commercialize

•      effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would severely harm our business.

A primary source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

Although we have applied for many grants thus far and have been awarded five of them, in the future, the NIH may not find our grant applications worthy of such grants. In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2005. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

Any claims relating to improper handling, storage or disposal of biological, hazardous and radioactive materials used in our business could be costly and delay our research and development efforts.

Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer, and various radioactive compounds. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state, and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development or production efforts. In the event of contamination or injury, we could be subject to criminal sanctions or fines or held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.

We occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

We may be subject to product liability claims.

The development, manufacture, and sale of pharmaceutical products expose us to the risk of significant losses resulting from product liability claims. Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims against us.

We may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. If we are able to secure insurance coverage, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable to us, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We were incorporated in 1997 and have only a limited operating history from which to evaluate our business. We have generated only $1.2 million in revenues to date, and have not received FDA approval for marketing any of our product candidates. Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate any revenues beyond grants depends largely on receiving marketing approval from the FDA. Moreover, if FDA approval is obtained, the size of any future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the SBIR grants may not continue at the current levels. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this “Market Risks” section may affect our operating results.

Our business and our industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on our ability to compete in this fluctuating market. As such, our actual operating results may differ substantially from our projections.

We may be unable to maintain an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause our current and potential stockholders to lose confidence in our financial reporting and adversely impact our business and our ability to raise additional funds in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and our reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

Acquisitions or in-licensing of drug-development programs could result in operating difficulties, dilution and other harmful consequences.

We may acquire complementary companies, products, or technologies or seek to in-license certain technologies, but have only limited experience in these types of transactions. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions or the in-licensing or certain technologies we believe are critical to our business. Any one of these transactions could have a material effect on our financial condition and operating results. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and therefore entails significant risk.

Any acquisitions we make may disrupt operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO Scott Pancoast, our founder and CSO Roger Sabbadini, Ph.D., and our Vice President of Development, William Garland, Ph.D. are critical to our overall management as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, especially in the Southern California market, and it is likely that certain of our competitors will directly target certain of our employees. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees.

We may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals, particularly in the Southern California area, is intense, and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

We may not successfully manage any growth that we may experience.

Our success will depend upon the expansion of our operations and the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Our drug-development programs depend upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities, medical institutions, and clinical research organizations to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.

Conflicts may arise in our collaborations due to one or more of the following:

•      disputes with respect to payments that we believe are due under a collaboration agreement;

•      disagreements with respect to ownership of intellectual property rights;

•      unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•      delay of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

•      termination or non-renewal of the collaboration.

In addition, in our collaborations, we may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

Our collaborations with outside scientific and clinical advisors may be subject to restriction and change.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of cardiovascular system disorders. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors and collaborators generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the clinical development of our drug candidates.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire businesses, technologies, services or products or in-license technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

Economic, political, military or other events in the United States or in other countries could interfere with our success or operations and harm our business.

The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Our audited 2005 consolidated financial statements indicate a going concern qualification.

The report of our independent registered public accounting firm covering our audited consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 stated that certain factors, including our net losses and our net cash used in our operating activities, when compared with our net cash position, raise substantial doubt as to our ability to continue as a going concern. Prior to the Merger, our predecessor entity, Neighborhood Connections, Inc., also had similar qualifications to its audited financial statements by their former independent registered public accounting firm.

Because a small number of existing shareholders own a large percentage of our voting stock, you will have minimal influence over shareholder decisions.

Certain individuals have significant stock ownership in our company and will retain significant control of the company in the future. Our founders, executive officers, directors, employees and early-stage investors will together own more than 45% of the voting power of our outstanding capital stock. As a result of such ownership concentration, this group will have significant influence over the management and affairs of our business. They will also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. In addition, in connection with the LTI Financing (which closed concurrently with the Merger), certain large investors were granted additional rights and additional warrants that may further dilute your influence over shareholder decisions.

Our common stock is considered “a penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Following our recent reorganization and merger, the market price of our common stock has been less than $5.00 per share and is likely to remain so for the foreseeable future and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, if our common stock is traded on the OTC Bulletin Board as anticipated, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our intellectual property rights are valuable, and our inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are critically important assets to us. Events outside of our control could jeopardize our ability to protect our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming, and the unauthorized use of our intellectual property could cause these costs to rise significantly and materially affect our operating results.

While our goal is to obtain patent protection for our innovations, they may not be patentable or we may choose not to protect certain innovations that later turn out to be important for our business. Even if we do obtain protection for our innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable, as the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently costly and risky. We may not have the financial resources to defend our patents, thereby reducing our competitive position and our business prospects. Specific risks associated with the patent process include the following:

•      The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If our current patents do not adequately protect our drug molecules and the indications for their use, then we will not be able to prevent imitation and any product may not be commercially viable.

•      Some of the issued patents we now license may be determined to be invalid. If we have to defend the validity of the patents that we have in-licensed, the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event any of the patents we have in-licensed is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

•      In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates.

•      Although we try to avoid infringement, there is the risk that we will use a patented technology owned by another person or entity and/or be sued for infringement. For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in foreign countries often publish patent applications for the first time six months or more after filing. Further, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. In addition, defending or indemnifying a third party against a claim of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome.

Specifically, we have filed patents to protect our compositions of matter and methods to treat several disease states, including cancer, cardiovascular disease, cerebrovascular disease, hyperproliferative diseases, and Angiogenesis. We do not know whether our claims will be granted. Even if we do obtain protection for our innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. The secrecy of this information could be compromised by third parties, or intentionally or accidentally disclosed to others by our employees, which may cause us to lose any competitive advantage we enjoy from maintaining these trade secrets.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, which could require us to pay damages, and which could limit our ability to use certain technologies in the future.

Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights. As our products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of our technology such that we would be unable to continue using the technology without obtaining a license or settlement from third parties. Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators or us could lead to:

•      payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;

•      injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

•      we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, an adverse determination also could prevent us from offering our products to the marketplace.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Because we operate in the highly technical field of drug discovery and development, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. Biotechnology companies that are much larger and with greater financial strength have gone out of business after fighting and losing an infringement battle. We may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from licensing the patented technology for the identification or development of drug compounds. There are also many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued or licensed to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

ITEM 2.        DESCRIPTION OF PROPERTY

Our administrative offices and research facilities are located in San Diego, California. We lease approximately 6,200 square feet of laboratory and office space, and are obligated to take down an additional 1,100 of square feet by November 11, 2006. This lease arrangement expires in October 2010. Approximately 2,000 square feet of the facility is subleased to a company that is co-owned by Lpath’s two largest shareholders.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since December 1, 2005, our common stock has traded under the symbol “LPTN” on the Over-the-Counter Bulletin Board. Prior to the effectiveness of the Merger between Neighborhood Connections, Inc. and our predecessor company Lpath Therapeutics Inc. on November 30, 2005, our common stock was registered to be traded under the symbol “NBHC” on the Over-the-Counter Bulletin Board. However, from January 2003, when our common stock was cleared for trading, through November 30, 2005 no shares were traded.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	2005		2004
	High	Low	High	Low

First quarter	—	—	—	—
Second quarter	—	—	—	—
Third quarter	—	—	—	—
Fourth quarter	$1.65	$1.10	—	—

As of February 15, 2006 we had approximately 155 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. The closing bid price of our common stock on March 14, 2006 was $1.45 per share.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price of Outstanding Stock Optons*	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	3,520,800	$0.28	797,200

Equity compensation plans not approved by security holders	—	—	—

Total	3,520,800	$0.28	797,200

(*) The exercise price presented here reflects grants prior to November 30, 2005, the date when the private predecessor entity merged into the Registrant.  No options were granted after November 30, 2005 for the remainder of the reporting period.

Recent Sales of Unregistered Securities

In November 2005, we sold 7,562,250 shares of common stock and 3,781,125 warrants to purchase common stock in connection with a $6,049,800 aggregate offering of units at a price of $1.60 per unit. Each unit consisted of two shares of common stock and one warrant to purchase an additional share of common stock at a price of $1.50 per share. The warrants expire on September 30, 2010. Investors who purchased at least 625,000 units also received a bonus warrant to buy 10% of the number of shares of common stock purchased on identical terms to those previously described. This resulted in 306,250 additional warrants being issued. In connection with the placement of units with investors, placement agents were issued 413,797 warrants, each exercisable for one share of common stock at an exercise price of $0.80.  Of the 413,797 warrants issued to placement agents, 108,125 expire on May 30, 2008 and 305,672 expire on September 30, 2010.

Between June 2005 and November 2005, the company issued 1,300,000 shares of common stock and 1,560,000 warrants. This was the result of the sale of 130,000 units by the company. Each unit consisted of 10 shares of common stock and a warrant to purchase an additional 12 shares of common stock at the exercise price of $0.60 per share. The warrants expire on May 31, 2007. The price per unit was $5.00 and resulted in proceeds of $650,000.

The offer and sale of our securities summarized above were made pursuant to the exemption provided under Section 4(2).

No underwriter or underwriting discount or commission was involved in any of the transactions set forth in this Item 5.

See Note 11 to the Consolidated Financial Statements for additional recent sales of unregistered securities which closed after December 31, 2005.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this filing. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Market Risks” and elsewhere in this filing.

Overview

Lpath Therapeutics, Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Annual Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

We are a theranostics company with a focus on bioactive signaling lipids as targets for treating and diagnosing important human diseases. Lpath has monoclonal antibody-based programs as well as small-molecule-based programs. Our most advanced product candidate, Sphingomab ™, is a potentially superior competitor to other successful anti-angiogenic cancer treatments. Sphingomab™ is the only monoclonal antibody ever developed against a bioactive lipid, and acts as a molecular sponge to selectively absorb tumorigenic sphingolipids from blood and tissues that tumors rely upon. Lpath’s unique ability to generate monoclonal antibodies against lysolipids is based on its Immune Y2™ technology. We intend to continue to extend our research and development efforts to other valuable monoclonal antibodies against other valuable targets using our proprietary ImmuneY2™ process. In addition to our antibody-development program, we also have a program to develop small–molecule inhibitors against a key enzyme in the sphingolipid production pathway.

Lpath has incurred significant net losses since its inception. As of December 31, 2005, Lpath had an accumulated deficit of approximately $7.5 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $1.2 million in revenue to date from research grants awarded by the National Institutes of Health. Lpath expects to continue to receive small amounts of revenue from research grants. Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, costs associated with its drug discovery research, and costs incurred in preparation for clinical development, including regulatory expenses. Lpath’s historical research and development expenses are principally related to the research and drug discovery efforts in creating its lead product candidate, Sphingomab ™.

Lpath charges all research and development expenses to operations as incurred. Lpath expects its research and development expenses to increase significantly in the future as its product candidates move into pre-clinical testing and clinical trials.

At this time, due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, Lpath is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs vary widely. While Lpath is currently focused on advancing each of its product development programs, Lpath anticipates that it will make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, Lpath cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, Lpath cannot be certain when and to what extent it will receive cash inflows from the commercialization of its product candidates.

Lpath expects its development expenses to be approximately $5 million over the 18-month period ending June 30, 2007, which will be used to conduct preclinical testing of our two most advanced product candidates. Lpath expects these expenditures to increase as it continues the advancement of its product development programs. To date, Lpath has not yet initiated clinical trials for any of its product candidates. The lengthy process of completing clinical trials and seeking regulatory approval for its product candidates typically requires expenditures in excess of approximately $50 million. Any failure by Lpath or delay in completing clinical trials, or in obtaining regulatory approvals, would cause Lpath’s research and development expenses to increase and, in turn, have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

General and Administrative Expenses

Lpath’s general and administrative expenses principally comprise salaries and benefits and professional fees related to Lpath’s administrative, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and facilities costs.

Lpath anticipates increases in general and administrative expenses as it adds personnel, becomes subject to the reporting obligations applicable to publicly-held companies, and continues to develop and prepare for the commercialization of its product candidates.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development

Lpath-sponsored research and development costs related to future products and redesign of present products are expensed as incurred. Such costs are offset by proceeds from research grants.

Patent Expenses

Legal costs directly associated with obtaining patents are capitalized. Upon issuance of a patent, amortization is computed using the straight-line method over an estimated useful life of 20 years from the date the patent application was filed.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

Lpath’s revenues have been generated primarily from grants supporting research activities. Lpath applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, Lpath recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where Lpath receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation

Lpath accounts for employee stock options using the fair-value method in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services Lpath receives are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued have been estimated based on the Black-Scholes option pricing model.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2005, Lpath had federal and state net operating loss carryforwards of approximately $7.3 million and $7.3 million, respectively. The federal net operating loss carryforwards are available to offset taxable income through 2025 and California net operating loss carryforwards are available to offset taxable income through 2015, if not utilized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath’s financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in Lpath’s ownership is deemed to have occurred or occurs in the future, Lpath’s ability to use its net operating loss carryforwards in any fiscal year may be significantly limited.

Results of Operations

Years Ended December 31, 2005 and December 31, 2004

Grant Revenue. Grant revenue for the year ended December 31, 2005 increased to $0.7 million from $0.5 million for the year ended December 31, 2004. Lpath received its first grant revenue in 2004. The increase from 2004 to 2005 reflects incremental revenue from additional grants awarded in late 2004 and in 2005.

Research and Development Expenses. Research and development expenses increased from $0.6 million for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. The increase was due primarily to use of contracted services to perform toxicology and other studies to facilitate the preclinical development of its lead drug candidate. The increase also included a $0.3 million increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses. General and administrative expenses increased from $0.1 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005. The increase was due to increases in legal, accounting, and other expenses of the Merger, hiring Lpath’s first administrative employees, and to stock-based compensation charges for consultants. Merger costs totaled $0.3 million. Accounting fees increased by $45,000 primarily due to the expense associated with Lpath’s first annual audit. In 2005 Lpath hired its first full-time accounting and administrative employees, and in March 2005, added our CEO. Stock-based compensation charges also increased by $0.6 million, primarily due to options granted to consultants that are revalued each month until fully vested.

Interest Expense. Interest expense increased from $106,000 for the year ended December 31, 2004 to $157,000 in 2005. Lpath’s interest expense during these two years primarily resulted from borrowings on convertible notes payable. At December 31, 2004, the outstanding principal and accrued interest on these notes totaled $656,000. In the first quarter of 2005, Lpath borrowed an additional $335,000 under the same terms. This increased borrowing resulted in the increased interest expense noted above. In conjunction with the Merger, the all of the convertible notes, together with the accumulated accrued interest, were converted into common stock of Lpath, Inc. Therefore, as of December 31, 2005 no balances remained outstanding under the convertible notes.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities. Through December 31, 2005, Lpath had received net proceeds of approximately $11.7 million from the sale of shares of preferred stock and common stock and from the issuance of convertible promissory notes. As of December 31, 2005, Lpath had cash and cash equivalents totaling $5.2 million, which does not include $0.6 million in net proceeds from our supplemental private placement completed in January 2006.

For the year ended December 31, 2005, we used net cash of $1.3 million for operating activities compared to $0.2 million in 2004. The increase in net cash used in operating activities was primarily driven by increased expenses related to the product development activities for Sphingomab™, increased headcount, and the costs of consultants and outside services, as well as increased legal, accounting, and other fees associated with corporate reorganization and financing efforts.

Net cash used in investing activities during 2005 amounted to $147,000 compared to $44,000 in 2004. This increase was primarily due to the purchase of $106,000 of equipment in conjunction with our move to a new facility. We also incurred costs of $41,000 related to the filing and prosecution of patents.

Net cash provided from financing activities during 2005 totaled $6.6 million compared to $0.2 million in 2004. During 2005 we sold common stock and warrants to purchase common stock for $6.3 million, net of issuance costs. In addition, we borrowed $0.3 million under the terms of convertible promissory notes. As of November 30, 2005 the balance of principal and accrued interest outstanding on the convertible promissory notes, net of unamortized debt discount, was $1.0 million. Following the closing of the Merger, all of the outstanding principal and accrued interest on the notes were exchanged for Lpath common stock and warrants

In August 2005 we entered into a five-year facilities lease. A portion of the facility is subleased to a company that is co-owned by Lpath’s two largest shareholders. The sublease was approved by the landlord. The following table describes Lpath’s commitments to settle contractual obligations in cash as of December 31, 2005:

	Payments Due by Period
	Through December 2006	2007 through 2008	2009 through 2010	After 2010	Total

Operating lease obligations	$157,432	$344,836	$364,624	$-0-	$866,892

Sublease income	56,840	109,140	115,160	-0-	281,140

Total	$100,592	$235,696	$249,464	$-0-	$585,752

Lpath has entered into a collaboration agreement with another biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials. Lpath also plans to enter into agreements with third parties to perform specialized drug discovery tasks, manufacture our product candidates, conduct our preclinical studies, and provide analytical services. Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs. Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements. In addition, under the terms of the existing collaboration agreement Lpath is obligated to make additional milestone payments upon the occurrence of certain product-development events and certain royalty payments. These milestone payments and royalty payments under Lpath’s license agreements is not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii) seek regulatory approvals, and (iii) develop and commercialize our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities. The costs of filing and prosecuting patents to protect our intellectual property will also increase. The amount and timing of cash requirements will depend on regulatory and market acceptance of our product candidates, if any, and the resoureces we devote to the research, development, regulatory, manufacturing, and commercializtion activities required to support our product candidates.

We believe that our existing cash, including the net proceeds of $0.6 million from the supplemental private placement completed in January 2006, will be sufficient to meet Lpath’s projected operating requirements at least through December 2006.

Until we can generate significant cash from operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements, and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires that the company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The company is required to adopt SFAS 123R effective for annual periods beginning after December 15, 2005. Under the company’s existing accounting policy, the fair value method is already used to determine stock-based compensation expense.  While the company is presently evaluating the potential effect that the adoption of SFAS 123R will have on its financial statements, we do not expect that adoption of this standard will have a material impact.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2005 consisted primarily of cash in bank accounts.

ITEM 7.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Lpath, Inc.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant cash losses from operations since inception and expects to continue to incur cash losses from operations in 2006 and beyond. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Levitz, Zacks & Ciceric

San Diego, California
January 26, 2006
(except for Note 11, as to which the date is January 31, 2006)

LPATH, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets:
Cash	$5,190,273	$36,183
Grant revenue receivable	186,728	72,692
Prepaid expenses	127,076	7,722
Total current assets	5,504,077	116,597

Equipment, net	118,385	23,307
Patents, net	220,953	250,045
Deposits and other assets	101,486	3,990

Total assets	$5,944,901	$393,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes payable	$—	$656,434
Accounts payable	347,597	128,311
Accrued expenses	247,037	33,750
Total current liabilities	594,634	818,495

Redeemable Series A Convertible Preferred Stock - $.001 par value; 10,053,184 shares authorized at December 31, 2004; 10,053,183 shares issued and outstanding at December 31, 2004; aggregate liquidation preferences of $8,042,547 at December 31, 2004.	—	3,992,274
Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares and 14,123,184 shares authorized at December 31, 2005 and 2004, respectively; 23,524,921 shares and 1,780,000 shares issued and outstanding at December 31, 2005 and 2004, respectively.	23,524	1,780

Additional paid-in capital	12,798,057	255,931
Accumulated deficit	(7,471,314)	(4,674,541)
Total stockholders’ equity (deficit)	5,350,267	(4,416,830)

Total liabilities and stockholders’ equity	$5,944,901	$393,939

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2005 and 2004

	2005	2004

Grant revenue	$743,273	$488,138

Expenses:
Research and development expenses	1,482,410	559,979
General and administrative expenses	1,664,546	88,530

Total expenses	3,146,956	648,509

Loss from operations	(2,403,683)	(160,371)

Other income (expense):
Interest income	7,951	280
Interest expense	(157,125)	(105,765)
Beneficial conversion cost	(243,916)	—
Other	—	19,427
Total other income (expense)	(393,090)	(86,058)

Net loss	(2,796,773)	(246,429)

Redeemable preferred stock accretion	(9,750)	(13,000)

Net loss attributable to common shareholders	$(2,806,523)	$(259,429)

Basic and diluted net loss per share	$(0.68)	$(0.15)

Weighted average number of common shares outstanding used in the calculation	4,122,319	1,769,200

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, Dec. 31, 2003	1,765,000	$1,765	$199,510	$(4,428,112)	$(4,226,837)

Stock purchase warrants issued			60,060		60,060
Redeemable preferred stock accretion			(13,000)		(13,000)
Stock options exercised	15,000	15	1,485		1,500
Stock-based compensation			7,876		7,876
Net loss				(246,429)	(246,429)

Balance, Dec. 31, 2004	1,780,000	$1,780	$255,931	$(4,674,541)	$(4,416,830)

Common stock and warrants issued for cash, net of issuance costs	8,862,250	8,862	6,268,938		6,277,800
Conversion of Series A Preferred stock	10,053,183	10,053	3,991,970		4,002,023
Conversion of convertible notes payable into common stock and warrants including beneficial conversion cost of $243,916	1,328,488	1,328	1,266,916		1,268,244
Stock options exercised	1,000	1	99		100
Issuance of stock for merger with Neighborhood Connections, Inc.	1,500,000	1,500	(1,500)		-0-
Stock purchase warrants issued			184,206		184,206
Redeemable preferred stock accretion			(9,750)		(9,750)
Stock-based compensation			912,247		912,247
Estimated fair value of potential liability for liquidated damages			(71,000)		(71,000)
Net loss				(2,796,773)	2,796,773

Balance, Dec. 31, 2005	23,524,921	$23,524	$12,798,057	$(7,471,314)	$5,350,267

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,796,773)	$(246,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	912,247	7,876
Beneficial conversion cost	243,916	—
Depreciation and amortization	81,176	69,576
Non-cash interest expense	155,614	—
Deferred rent expense	45,349	—
Changes in operating assets and liabilities:
Grant revenue receivable	(114,036)	(72,692)
Prepaid expenses	(119,354)	18,854
Deposits and other assets	(29,402)	(3,231)
Accounts payable and accrued expenses	309,615	61,296
Net cash used in operating activities	(1,311,648)	(164,750)

Cash flows from investing activities:
Equipment expenditures	(106,326)	(20,095)
Patent expenditures	(40,836)	(24,048)
Net cash used in investing activities	(147,162)	(44,143)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,277,800	—
Proceeds from options exercised	100	1,500
Proceeds from issuance of convertible notes payable	335,000	225,000
Net cash provided by financing activities	6,612,900	226,500

Net increase in cash	5,154,090	17,607

Cash at beginning of year	36,183	18,576
Cash at end of year	$5,190,273	$36,183

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of common stock upon conversion of Redeemable Series A Convertible Preferred Stock	$4,002,023	$—
Issuance of common stock and warrants upon conversion of convertible notes and accrued interest including beneficial conversion cost of $243,916	$1,268,244	$—
Common stock warrants issued with convertible debt	$122,721	$—
Common stock warrant issued for lease guaranty	$61,485	$—
Estimated fair value of potential liability for liquidated damages	$71,000	$—

See accompanying notes to consolidated financial statements

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lpath, Inc. (“Lpath”) is an emerging drug discovery company with a focus on bioactive signaling lipids as targets for treating and diagnosing important human diseases.

Lpath Therapeutics Inc. (“LTI”), our predecessor company, was incorporated in September 1997 in the state of Delaware as Medlyte Diagnostics, Inc. The company commenced operations in January 1998. The company changed its name to Medlyte, Inc. in July 2001 and to Lpath Therapeutics Inc. in July 2004. Effective November 30, 2005, Neighborhood Connections, Inc. (“NCI”), a publicly traded Nevada corporation, completed the acquisition of LTI (through a reverse triangular merger in which Neighborhood Connections Acquisition Corporation (“NCI Sub”), a wholly owned subsidiary of NCI formed solely for the purpose of facilitating the merger, merged with and into LTI (“the Merger”).  LTI was the surviving corporation in the merger and, as a result, became a wholly owned subsidiary of NCI.  On December 2, 2005, NCI amended its Articles of Incorporation to change its name to Lpath, Inc.

Although NCI acquired LTI as a result of the Merger, the former stockholders of LTI received a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of NCI. At the time of the Merger, NCI fell within the definition of a “shell company” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.

In connection with the Merger, NCI issued a total of 22,023,921shares of its Class A common stock to LTI’s stockholders in exchange or conversion of all of the shares of LTI’s common stock, preferred stock, and convertible notes outstanding on November 30, 2005.  NCI issued 10,642,250 shares of its Class A common stock to LTI’s common stockholders in exchange for all of the 10,642,250 shares of LTI common stock outstanding. In addition, all outstanding shares of LTI’s Series A Convertible Preferred Stock converted into 10,053,183 of shares of NCI Class A common stock, and all of LTI’s convertible notes outstanding, together with the accumulated accrued interest, converted into 1,328,488 shares of NCI Class A common stock.

In connection with the Merger, the outstanding common stock purchase warrants and stock options to purchase a total of 11,756,610 shares of LTI’s common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of NCI’s Class A common stock at the same exercise prices and otherwise on the same terms as the LTI stock options and warrants that were cancelled.

At the time of the Merger, NCI had 6,420,000 shares of Class A common stock outstanding. On December 5, 2005, pursuant to the Agreement and Plan of Reorganization, NCI repurchased 4,920,000 shares of Class A common stock from a stockholder for $10,000, which shares were cancelled from NCI’s treasury.  As a result of such repurchase, 1,500,000 shares of NCI Class A common stock issued and outstanding immediately prior to the Merger remained outstanding after the Merger.  These shares represent approximately 6.4% of Lpath’s Class A common stock outstanding as of December 5, 2005.  As a result of the completion of the Merger and the repurchase of the shares described above, the stockholders of LTI now own approximately 93.6% of Lpath’s Class A common stock outstanding as of December 5, 2005.

For accounting purposes, this Merger is being accounted for in accordance with guidance set forth for transactions of this type by the Securities and Exchange Commission, which views mergers of this type to be capital transactions rather than business combinations.  Therefore, this Merger is being accounted for as the issuance of common stock by LTI for the net monetary assets of NCI, accompanied by a recapitalization.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to an annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the periods presented, have been included.

The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition – Grant Revenue

The company’s sole source of revenue to date has been research grants received from the National Institutes of Health. The company recognizes grant revenue as the related research expenses are incurred, up to contractual limits.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Patents

Legal and filing costs directly associated with obtaining patents are capitalized. Upon issuance of a patent, amortization is computed using the straight-line method over an estimated useful life of 20 years from the date the patent application was filed.

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. Based on its review at December 31, 2004, management did not believe that there was any impairment of the value of such assets. In 2005, the company abandoned certain of its patents and charged the capitalized costs, totaling $60,472, associated with those patents to expense. Based on its review, management does not believe that any impairment of long-lived assets exists as of December 31, 2005.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets.

Redeemable Preferred Stock

Preferred stock redeemable at the option of the holder is classified separately in the accompanying consolidated balance sheet between liabilities and stockholders’ equity.

Research and Development

Research and development costs are charged to expense when incurred.

Stock-Based Compensation

Stock-based employee compensation is recorded in accordance with the fair-value method.

The company accounts for stock-based compensation issued to non-employees under SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

Financial instruments, including cash, grant revenue receivable, accounts payable, and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable approximate their respective fair values as they bear terms that are comparable to those available under current market conditions.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, warrants, and convertible securities, outstanding during the period. As Lpath incurred net losses in the years ended December 31, 2005 and 2004, we did not include common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income requires that comprehensive income (loss) and its components be displayed as part of the full set of consolidated financial statements. Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). At December 31, 2005 and 2004, Lpath had no reportable differences between net loss and comprehensive loss.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Reclassification

Certain prior period amounts in the financial statements and notes thereto have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires that the company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The company is required to adopt SFAS 123R effective for annual periods beginning after December 15, 2005. Under the company’s existing accounting policy, the fair value method is already used to determine stock-based compensation expense. While the company is presently evaluating the potential effect that the adoption of SFAS 123R will have on its financial statements, we do not expect that adoption of this standard will have a material impact.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company incurred a net loss and utilized net cash in operating activities of $2,796,773 and $1,311,648, respectively, in the year ended December 31, 2005, and incurred a net loss and utilized net cash in operating activities of $246,429 and $164,750, respectively, in the year ended December 31, 2004. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2006 the company expects to continue to incur cash losses from operations. While the company had cash totaling $5,190,273 as of December 31, 2005, the cost of its ongoing drug discovery and development efforts are expected to consume more than $5,000,000 in 2006. Additional capital will be required to continue to fund the company’s research and development projects in 2007 and beyond. The company’s plans to bridge such cash shortfalls in 2006 include the following:

1.     Aggressively pursue additional fund raising activities from both existing and potential new investors.

2.     Explore revenue generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In exchange for revenue in such a transaction, Lpath would sell certain rights to one or more of its drug discovery or development programs or to specific indications within those programs.

3.     Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 3 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

On November 30, 2005, the company received proceeds of $6,049,800 from the sale of 3,781,125 units. The price was $1.60 per unit. Each unit included two shares of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.50 per share. The warrants expire on September 30, 2010. As a result of this private placement, 7,562,250 shares of common stock and 3,781,125 warrants were issued. Investors who purchased at least 625,000 units also received a bonus warrant to buy 10% of the number of shares of common stock purchased on identical terms to the warrants included in the units. This resulted in 306,250 of these bonus warrants being issued.

Stock issuance costs related to the private placement were paid in cash and warrants. Cash expenses for this transaction totaled $422,001, and were netted against the gross proceeds of the private placement.  Of the total cash expenses, $3,685 was paid for state filing fees and $418,316 was paid to placement agents. In addition, 413,797 warrants were issued to placement agents. These warrants carry an exercise price of $0.80 per share. Of the 413,797 warrants issued to placement agents, 108,125 expire on May 30, 2008 and 305,672 expire on September 30, 2010.

In a separate financing, LTI also raised $650,000 between June 2005 and November 2005 from the sale of 130,000 units. The price per unit was $5.00. Each of these units included 10 shares of common stock and a warrant to purchase an additional 12 shares of common stock at an exercise price of $0.60 per share. These warrants expire on May 31, 2007. No fees were paid to placement agents in conjunction with this financing.

The company entered into a Registration Rights Agreement with the investors in the November 30, 2005 private placement. Under the terms of the Agreement, the company is required to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission on or before March 31, 2006. If the company fails to file the Registration Statement by the specified due date, the company is required to make cash payments, as liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion of a 30-day period following March 31, 2006. The Registration Rights Agreement also provides that if the Registration Statement has not been declared effective within 150 days after March 31, 2006, the company is required to make cash payments, as liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion of a 30-day period following March 31, 2006. Based on a probability-factored calculation, we have estimated the fair value of the potential liability for liquidated damages to be approximately $71,000. This potential liability has been recorded and is included with accrued expenses in the December 31, 2005 balance sheet. Changes in the estimated fair value of the liability will be recognized in the statement of operations until the Registration Statement is declared effective.

Note 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31, 2005	December 31, 2004
Equipment
Office furniture and fixtures	$14,200	$-0-
Laboratory equipment	200,119	123,803
Computer equipment and software	30,808	19,205
Leasehold improvements	4,207	-0-
	249,334	143,008
Less accumulated depreciation	(130,949)	(119,701)
	$118,385	$23,307

Patents
Patents	$246,626	$266,262
Less accumulated amortization	(25,673)	(16,217)
	$220,953	$250,045

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Note 5 – RESEARCH AND LICENSE AGREEMENTS

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab™ drug candidate. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The company paid AERES approximately $170,000 during 2005 and, as development milestones are reached, Lpath will owe AERES additional amounts up to $680,000 if all objectives of the collaboration are achieved. In addition, Lpath could owe certain contingent amounts when a humanized version of Sphingomab is developed and passes through the various levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of Sphingomab.

Lpath entered into a research agreement with San Diego State University (SDSU). Under the agreement, the company pays fees and cost reimbursements to SDSU in exchange for research facilities, equipment, supplies, and personnel. Lpath is the sole owner of any discovery, invention, finding, data, or conclusion derived from the research. Total fees and cost reimbursements paid to SDSU were $180,597 and $146,946 for the years ended December 31, 2005 and 2004, respectively.

In 2001, Lpath licensed from Mpex Pharmaceuticals, Inc. (now called Vaxiion Therapeutics, Inc.) the exclusive, worldwide rights to two U.S. patents and related foreign patents. Such patents relate to the use of novel bacterial vectors in the cardiovascular diagnostic and cardiovascular therapeutic fields. The license agreement provides for contingent royalty payments on future revenue derived from products incorporating the licensed technology.

Note 6 – CONVERTIBLE NOTES PAYABLE

In 2002, LTI entered into a convertible debt financing arrangement with the same parties that collectively held 91.3% of the outstanding shares of LTI’s Series A Convertible Preferred Stock. The notes, as amended in January 2005, allowed for an aggregate maximum borrowing of $910,000 and matured on December 31, 2005. Interest on the outstanding balances accrued at 9% per annum. The notes were secured by a first priority security interest in all of the company’s assets. In the first quarter of 2005, the company borrowed an additional $335,000 under the terms of these convertible notes.

Following the closing of LTI’s merger with NCI on November 30, 2005, all of the outstanding principal and accrued interest on the notes converted into units of Lpath common stock and warrants at the same price paid by the investors in the November 30, 2005 private placement. The balance of principal and accrued interest outstanding, net of unamortized debt discount, on November 30, 2005 amounted to $1,024,328. At the time of conversion, beneficial conversion costs of $243,916 were recorded. Upon conversion of the notes, the note holders acquired 1,328,488 common shares and warrants to purchase 664,244 common shares. The warrants carry an exercise price of $1.50 per share and expire on September 30, 2010.

The notes were issued with detachable stock purchase warrants. Warrants to purchase a total of 531,394 of Lpath common stock were issued pursuant to the terms of the convertible debt financing. The warrants issued under this arrangement carry an exercise price of $0.16 per share and expire on October 31, 2012. The estimated fair value of the warrants issued in conjunction with the convertible notes was recorded as additional paid-in capital and debt discount. The debt discount was amortized as additional interest expense over the term of the notes.

As of December 31, 2005 and 2004 the balance outstanding under convertible notes payable was as follows:

	December 31, 2005	December 31, 2004
Principal balance	$—	$575,000
Accrued interest	—	81,434
	$—	$656,434

Prior to the Merger, LTI also issued a note payable to Western States Investment Corporation (“WSIC”), which is co-owned by LTI’s two largest stockholders. The note represents certain costs paid by WSIC on behalf of LTI, and carried an interest rate of 5% per annum. During 2005, the company borrowed $82,986 against this note. The balance of this note was paid in full following the Merger. During 2005, interest expense accrued and paid on this note totaled $1,459.

Interest expense, including amortization of debt discount, totaled $157,125 and $105,765 for the years ended December 31, 2005 and 2004, respectively. Interest expense paid to related parties totaled $62,201 in 2005 and $35,820 in 2004.

Note 7 – OPERATING LEASE

On August 12, 2005, the company signed a five-year lease for 7,300 square feet of laboratory and office space in a building located at 6335 Ferris Square, San Diego, California. Western States Investment Corporation, which is co-owned by Lpath’s two largest shareholders, has subleased approximately 2,000 square feet of the executive offices in this facility. The terms of such sublease, in general, mirror the terms of the company’s direct lease. WSIC has the right to terminate the sublease should Lpath be purchased by or merged into another company.

Lpath’s rent expense totaled $92,519 and $56,501 for the years ended December 31, 2005 and 2004, respectively. During 2005, sublease income amounted to $19,109. The company had no sublease income in 2004.

Future minimum payments and sublease income under the company’s non-cancelable operating lease and sublease are set forth in the following table:

Years ending December 31,	Lease Obligation	Sublease Income	Net Lease Obligation

2006	$157,432	$56,840	$100,592
2007	154,376	48,840	105,536
2008	190,460	60,300	130,160
2009	196,571	62,110	134,461
2010	168,053	53,050	115,003
Total Minimum Lease Commitments	$866,892	$281,140	$585,752

Lease Guaranty — To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed. This guarantee was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.

The warrant terms include an exercise price of $0.80 per share, with an expiration date of May 31, 2007. The value of this warrant was calculated, using the Black-Scholes model, to be $61,485. This amount is being charged to rent expense over the term of the guaranty.

Note 8 – REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

As of December 31, 2004, LTI had 10,053,183 shares of Redeemable Series A Convertible Preferred Stock outstanding. The preferred shares entitled the holders to certain preferential rights including preferred dividends and a liquidation preference of $0.80 per share.

Following the Merger, all outstanding shares of preferred stock were converted into Lpath Class A common stock on a one-for-one basis. This conversion was pursuant to an agreement with the preferred stockholders that provided consent to automatic conversion of all outstanding Series A Convertible Preferred Stock upon the achievement of a financing meeting specified terms.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Note 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2005, there were no preferred stock shares issued or outstanding.

Stock Options

In conjunction with the Merger, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permits stock option grants to employees, outside consultants, and directors. There are 4,340,000 common shares available for grant under the plan as amended in November 2005. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of Lpath’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock. All options granted to date have a ten-year life and vest over zero to four years.

The company accounts for stock options using the fair value method. Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options. The fair value of the options is calculated using the Black-Scholes option pricing model.

The following assumptions were made in calculating the fair value of options granted in the years ended December 31, 2005 and 2004:

	2005	2004

Estimated fair value of stock	$0.05 to $1.60	$0.05
Expected life of options	10 years	10 years
Dividend yield	0%	0%
Risk-free interest rate	4.4%	4%
Volatility	100%	100%

Based on these assumptions, the weighted-average grant date fair value of stock options granted was $0.27 per share in 2005 and $0.05 per share in 2004. Stock-based compensation expense for the years ended December 31, 2005 and 2004 was $912,247 and $7,876, respectively.

The following is a summary of the activity of the plan in 2004 and 2005:

	Number of Shares	Weighted Ave. Exercise Price

Outstanding at December 31, 2003	876,137	$0.09

Granted	609,000	0.05
Exercised	(15,000)	0.10
Expired	(266,345)	0.08
Forfeited	(32,792)	0.08

Outstanding at December 31, 2004	1,171,000	0.07

Granted	2,350,800	0.39
Exercised	(1,000)	0.10
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2005	3,520,800	0.28

Options exercisable at December 31, 2005	1,206,694	0.08

The following is a summary of the status of options outstanding at December 31, 2005:

	Number of Shares		Weighted Average Remaining Contractual Life (in years)
Exercise Price	Outstanding	Exercisable

$0.05	774,000	626,750	8.32
$0.08	779,000	168,944	9.24
$0.10	196,000	196,000	3.29
$0.11	200,000	200,000	4.83
$0.22	600,000	—	9.37
$0.64	372,000	15,000	9.81
$0.80	599,800	—	9.92

	3,520,800	1,206,694	8.65

Warrants

The following table summarizes Lpath warrants outstanding as of December 31, 2005:

	Number of Shares	Warrant Expiration Date	Exercise Price per Share

Issued with 2005 private placement of units	1,560,000	May 31, 2007	$0.60

Issued for lease guaranty	588,000	May 31, 2007	$0.80

Issued pursuant to 2002 services agreement	390,000	Apr 3, 2009	$0.05

Issued upon conversion of convertible notes in November 2005	664,244	Sep 30, 2010	$1.50

Issued with Nov. 2005 private placement of units	4,087,375	Sep 30, 2010	$1.50

Issued to placement agents for Nov. 2005 unit financing	108,125	May 30, 2008	$0.80

Issued to placement agents for Nov. 2005 unit financing	305,672	Sep 30, 2010	$0.80

Issued pursuant to convertible notes financing 2002-2005	531,394	Oct 31, 2012	$0.16

Total	8,234,810	Weighted Average:	$1.09

Note 10 – INCOME TAXES

 As of December 31, 2005, Lpath had federal net operating loss carryforwards of approximately $7.3 million that expire in various years through 2025, portions of which may be used to offset future taxable income, if any. The company’s California net operating loss carryforwards amount to approximately $7.3 million, portions of which may be used to offset future taxable income through 2015.

Due to the restrictions imposed by the federal and state corporate income tax regulations regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the company’s federal and state net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership.

Lpath also has federal and California research and development tax credit carryforwards, each totaling approximately $214,000 as of December 31, 2005, available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2005	2004
Deferred tax assets:
Federal and state net operating loss carryforwards	$3,119,000	$1,998,000
Research and development credit carryforwards	428,000	313,000
Stock-based compensation	383,000	—
	3,930,000	2,311,000
Deferred tax liabilities:
State taxes	(311,000)	(185,000)
Patent costs	(95,000)	(107,000)
	(406,000)	(292,000)

Total deferred tax assets	3,524,000	2,019,000
Less valuation allowance	(3,524,000)	(2,019,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $1,505,000 in 2005 and $312,000 in 2004.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded as of December 31, 2005 and 2004. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2005	2004

Federal tax benefit at statutory rate	$951,000	$77,000
Non-taxable grant income	253,000	166,000
State tax benefit, net	207,000	38,000
Adjustment to prior year NOLs	209,000	—
Non-deductible merger expenses	(116,000)	—
R&D credits	95,000	55,000
Non-deductible beneficial conversion costs	(83,000)	—
Other permanent differences	(11,000)	(24,000)
Increase in valuation allowance	(1,505,000)	(312,000)

Provision for income taxes	$—	$—

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Note 11 – SUBSEQUENT EVENT

In January 2006, Lpath received approval from its Board of Directors and a majority of the shareholders who participated in the November 30, 2005 financing to raise additional capital through a supplemental financing transaction. The offering price was $1.90 per Unit. Each Unit consisted of two shares of common stock and a warrant to purchase an additional share of common stock at $1.50 per share. The warrant has an expiration date of September 30, 2010. The supplemental financing closed on January 31, 2006. Proceeds of $636,140 were received for the sale of 334,813 Units.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 2, 2005, our Board of Directors voted to replace the independent accountant that had reported on the financial statements for Neighborhood Connections, Inc., Beckstead and Watts, LLP (“Beckstead”). We retained the accounting firm of Levitz, Zacks & Ciceric (“Levitz”) on December 2, 2005, to make an examination of the financial statements for the 2004 and 2005 fiscal years. We authorized Beckstead to respond fully to any inquiries from Levitz and to make Beckstead’s work papers available to Levitz. We did not have any disagreements with Beckstead nor did Beckstead’s prior reports contain adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that they were modified as to the Registrant’s ability to continue as a going concern . Beckstead did not make any negative report regarding our internal controls, management or prior financial statements prior to its dismissal.

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls during the fourth quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions “Election of Directors - Certain Information Regarding Directors and Officers” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), and is hereby incorporated by reference.

The information required by this Item pursuant to Item 401(e) and 401(f) of Regulation S-B relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading “Corporate Governance” in the 2006 Proxy Statement, and is hereby incorporated by reference.

Information relating to our executive officers is included in Item 1 of this report under the caption “Executive Officers of Lpath.”

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

ITEM 10.      EXECUTIVE COMPENSATION

The information relating to compensation of directors and executive officers will appear under the captions “Executive and Director Compensation – Compensation of Directors,” “Executive and Director Compensation – Compensation Committee Interlocks and Insider Participation,” “Executive and Director Compensation – Employment Arrangements,” “Executive and Director Compensation – Executive Compensation,” and “Compensation Report of the Board of Directors” in the 2006 Proxy Statement, and is hereby incorporated by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2006 Proxy Statement.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the 2006 Proxy Statement.

ITEM 13.      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc. Neighborhood Connections Acquisition Corporation and Lpath Therapeutics, Inc. dated July 15,2005.

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2

Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to the Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A on January 9, 2006)

3.4	By-laws (filed as Exhibit 3.2 to the 2003 Amended 10-KSB and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendment No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A on January 9, 2006)

10.5*	Consultant Agreement dated July 1, 2005 between Lpath Therapeutics Inc. and William Garland.

10.6*	Consultant Agreement dated September 1, 2005 between Lpath Therapeutics Inc. and Roger Sabbadini.

10.7*	2005 Stock Option/Stock Issuance Plan.

10.8	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

14.1	Code of Ethics of Lpath, Inc.

21.1	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32	Section 906 Certification by CEO and CFO of Lpath, Inc.

*Listed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” contained in the 2006 Proxy Statement.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 15, 2006 by the undersigned thereto.

LPATH, INC.

/s/ Scott R. Pancoast
Scott R. Pancoast, President and
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

Signature	Title	Date

/s/ Scott R. Pancoast	President, Chief Executive	March 15, 2006
Scott R. Pancoast	Officer, and Director
(Principal Executive Officer)

/s/ Gary J. G. Atkinson	Vice President and Chief	March 15, 2006
Gary J. G. Atkinson	Financial Officer
(Principal Financial and
Accounting Officer)

/s/Roger A. Sabbadini, Ph.D.	Vice President and Chief	March 15, 2006
Roger A. Sabbadini, Ph.D.	Scientific Officer, Director

/s/ John R. Lyon	Director	March 15, 2006
John R. Lyon

/s/ Charles A. Mathews	Director	March 15, 2006
Charles A. Mathews