Form 10QSB
period 2006-03-31
LPATH, INC
filed 2006-05-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50344

LPATH, INC.

(Name of small business issuer in its charter)

Nevada	16-1630142
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6335 Ferris Square, Suite A, San Diego, CA 92121
(Address of principal executive offices, including zip code)

(858) 678-0800

(Issuer’s telephone number)

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

The number of shares of issuer’s outstanding common stock as of May 11, 2006 was 24,611, 393.

Transitional Small Business Disclosure Format (check one):   Yes ☐    No ☒

LPATH, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LPATH, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$5,204,607	$5,190,273
Grant revenue receivable	77,460	186,728
Prepaid expenses and other current assets	223,361	127,076
Total current assets	5,505,428	5,504,077

Equipment, net	146,863	118,385
Patents, net	244,540	220,953
Deposits and other assets	94,085	101,486

Total assets	$5,990,916	$5,944,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$374,430	$347,597
Accrued expenses	294,627	247,037
Total current liabilities	669,057	594,634

Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares authorized; 24,611,393 shares and 23,524,921 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	24,611	23,524
Additional paid-in capital	14,089,845	12,798,057
Accumulated deficit	(8,792,597)	(7,471,314)
Total stockholders’ equity	5,321,859	5,350,267
Total liabilities and stockholders’ equity	$5,990,916	$5,944,901

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Grant revenue	$129,475	$137,959

Expenses:
Research and development expenses	953,458	162,801
General and administrative expenses	550,541	76,384

Total expenses	1,503,999	239,185

Loss from operations	(1,374,524)	(101,226)

Other income (expense):
Interest income	53,241	375
Interest expense	—	(27,174)
Total other income (expense)	53,241	(26,799)

Net loss	(1,321,283)	(128,025)

Redeemable preferred stock accretion	—	(3,250)

Net loss attributable to common shareholders	$(1,321,283)	$(131,275)

Basic and diluted net loss per share	$(0.06)	$(0.07)

Weighted average number of common shares outstanding used in the calculation	23,973,161	1,780,000

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,321,283)	$(128,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	369,190	11,168
Depreciation and amortization	8,965	16,430
Non-cash interest expense	—	27,172
Deferred rent expense	11,618	—
Changes in operating assets and liabilities:
Grant revenue receivable	109,268	(9,118)
Prepaid expenses	(96,285)	(18,113)
Accounts payable and accrued expenses	44,668	45,386
Net cash used in operating activities	(873,859)	(55,100)

Cash flows from investing activities:
Equipment expenditures	(35,492)	(13,873)
Patent expenditures	—	(13,040)
Net cash used in investing activities	(35,492)	(26,913)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	923,685	—
Proceeds from issuance of convertible notes payable	—	335,000
Net cash provided by financing activities	923,685	335,000

Net increase in cash	14,334	252,987

Cash at beginning of period	5,190,273	36,183
Cash at end of period	$5,204,607	$289,170

Supplemental Schedule of Non-cash Investing and Financing Activities:
Common stock warrants issued with convertible debt	$—	$77,943

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “We,” or “Company”) is an emerging drug discovery company focused on using its proprietary Immune Y2 process to generate antibodies against bioactive signaling lipids and to develop drugs to both diagnose and treat important human diseases. Lpath has active programs in cancer, heart disease, and age-related macular degeneration.

Lpath Therapeutics Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Annual Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in Lpath’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – Grant Revenue

Lpath’s sole source of revenue to date has been research grants received from the National Institutes of Health. Lpath recognizes grant revenue as the related research expenses are incurred, up to contractual limits.

Research and Development

Research and development costs, other than patent expenses, are charged to expense when incurred.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date. Lpath classifies its securities as “held-to maturity” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Lpath carries these investments at amortized cost since the company has the positive intent and ability to hold them to maturity.

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments. The amounts reported for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash equivalents. The company places its cash equivalents with high credit-quality financial institutions, and invests its excess cash in money market instruments, certificates of deposit, and commercial paper with initial maturities no longer than 90 days.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Patents

Legal and filing costs directly associated with obtaining patents are capitalized. Upon issuance of a patent, amortization is computed using the straight-line method over the estimated remaining useful life of the patent.

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Based on its review, management does not believe that any impairment of long-lived assets exists as of March 31, 2006.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets.

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS 123 except that under SFAS 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.

The company accounts for stock-based compensation issued to non-employees under SFAS No. 123R, Share-Based Payment, and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2005, Lpath had federal and state net operating loss carryforwards of approximately $7,300,000 each. Under present law, the federal net operating loss carryforwards may be available to offset taxable income through 2025 and California net operating loss carryforwards may be available to offset taxable income through 2015, if not utilized.

Lpath also has federal and California research and development tax credit carryforwards, each totaling approximately $214,000 as of December 31, 2005, available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath’s ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath’s financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If it is determined that a change in Lpath’s ownership occurred in prior years, or if a change in ownership occurs in the future, Lpath’s ability to use its net operating loss carryforwards in any fiscal year may be significantly limited.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, warrants, and convertible securities, outstanding during the period. As Lpath incurred net losses in the periods ended March 31, 2006 and 2005, we did not include common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that will have a significant impact on Lpath’s financial position or results of operations.

Note 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit as of March 31, 2006 of $8,793,000 (including the losses of LTI, its predecessor corporation). The company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future. These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, Levitz, Zacks & Ciceric, indicated in their audit report on the 2005 consolidated financial statements that there is substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2006 the company expects to continue to incur cash losses from operations. While the company had cash and cash equivalents totaling $5,204,607 as of March 31, 2006, the cost of its ongoing drug discovery and development efforts, based upon its currently planned activities for 2006 and 2007, are expected to consume more than $5,000,000 in 2006 and early 2007. Additional capital will be required to continue to fund the company’s research and development projects in 2007 and beyond. The Company plans to obtain the funds necessary to meet its anticipated cash requirements by taking actions such as:

1.     Pursuing additional funding from both existing and new investors.

2.     Exploring revenue generating opportunities from strategic alliances, licensing, co-development, and similar collaborations.

3.     Seeking additional research grants from the National Institutes of Health or other sources.

Note 4 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

During the three month period ended March 31, 2006, the company received gross proceeds of $1,032,140 from the sale of 543,236 units. The price was $1.90 per unit. Each unit included two shares of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.50 per share. The warrants expire on September 30, 2010. As a result of this private placement, 1,086,472 shares of common stock and 543,236 warrants were issued.

Stock issuance costs related to these private placements were paid in cash and warrants. Cash expenses for these placements totaled $108,455 and were netted against the gross proceeds of the private placement. Of the total cash expenses, $54,845 was paid to placement agents and $53,610 was paid for legal counsel and filing fees. In addition, warrants to purchase 69,294 shares were issued to placement agents. These warrants carry an exercise price of $0.95 per share. Of the 69,294 warrants issued to placement agents, 22,988 expire on July 31, 2008, 23,400 expire on September 29, 2008, and 22,906 expire on September 30, 2010.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005 (the “2005 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2005 Annual Report in the section entitled “Market Risks.”

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

In the past twelve months, Lpath has completed the Merger by which its stock became publicly traded, raised net proceeds of approximately $7,200,000 through private placements, moved into its own research and development facility, and added key research, development, and management personnel.

Lpath has incurred significant net losses since its inception. As of March 31, 2006, Lpath had an accumulated deficit of approximately $8,800,000. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $1,400,000 in revenue to date from research grants awarded by the National Institutes of Health. Lpath expects to continue to receive small amounts of revenue from research grants. Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

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

Lpath charges all research and development expenses to operations as incurred. Lpath expects its research and development expenses to increase significantly in the future as its product candidates continue to move through pre-clinical testing and clinical trials.

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

Lpath expects its drug development expenses to be approximately $9 million over the 24-month period ending December 31, 2007, which will be used to conduct preclinical testing of our two most advanced product candidates. Lpath expects these expenditures to increase as it continues the advancement of its product development programs. To date, Lpath has not yet initiated clinical trials for any of its product candidates. The lengthy process of completing clinical trials and seeking regulatory approval for its product candidates will require Lpath to incur substantial, but presently uncertian, expenditures, typically well in excess of $50 million. Any failure by Lpath or delay in completing clinical trials, or in obtaining regulatory approvals, would cause Lpath’s research and development expenses to increase and, in turn, have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2006 and March 31, 2005

Grant Revenue. Grant revenue for the three month period ended March 31, 2006 declined slightly to $129,000 from $138,000 for the three month period ended March 31, 2005. This decrease reflects typical variations in research activities from one quarter to another.

Research and Development Expenses. Research and development expenses increased from $163,000 for the first quarter of 2005 to $953,000 for the first quarter of 2006. This increase reflects the progress of the company and its capabilities from the first quarter of 2005 to the first quarter of 2006. Outside services expense increased by approximately $360,000 primarily due to the work required in the humanization phase of monoclonal antibody development. Lpath has contracted with a biomedical research company to perform this task. The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services. The amount spent for research supplies and materials increased by approximately $70,000 as we increased the level of effort on our key drug discovery and development projects. Employee compensation and benefits expense increased by approximately $65,000, commensurate with the increase in research and development staffing. The move into our new lab and office space resulted in an increase of approximately $55,000 in facilities related expenses. The increase also included a $215,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses. General and administrative expenses increased from $76,000 for the three month period ended March 31, 2005 to $551,000 for the three month period ended March 31, 2006. This increase was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers. Employee compensation expense increased by approximately $130,000 reflecting the fact that certain members of our management team joined the company after the first quarter of 2005. Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006. Accounting fees increased by approximately $70,000 primarily due to the expense associated with Lpath’s first annual audit as a public company. Legal fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $90,000. Stock-based compensation charges also increased by $143,000, primarily due to stock options granted to our CEO in 2005.

Interest Expense. Interest expense decreased from $27,000 for the first quarter of 2005 to zero in the first quarter of 2006. Lpath’s interest expense in 2005 primarily resulted from borrowings secured by convertible notes. At March 31, 2005, the outstanding principal and accrued interest on these notes totaled $930,000. In conjunction with the November 30, 2005 Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into Lpath, Inc. common stock and warrants. Therefore, as of December 31, 2005 and during the first quarter of 2006 Lpath had no debt securities outstanding and incurred no interest expense.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities. Through March 31, 2006 Lpath had received net proceeds of approximately $12,600,000 from the sale of equity securities and from the issuance of convertible promissory notes. As of March 31, 2006, Lpath had cash, cash equivalents, and short-term investments totaling $5,204,000.

During the quarter ended March 31, 2006, we used net cash of $874,000 for operating activities compared to $55,000 in the first quarter of 2005. The increase in net cash used in operating activities was primarily driven by increased expenses related to the pre-clinical development activities for our lead drug candidate Sphingomab™, increased headcount, and the costs of consultants and outside services, as well as increased legal, accounting, and other services associated with being a publicly-traded company.

Net cash used in investing activities during the first quarter of 2006 amounted to $35,000 compared to $27,000 in the first quarter of 2005. Of the amount used for investing activities in the first quarter of 2006, $35,000 was used to purchase new equipment. In the comparable period of 2005 $14,000 was used to purchase new equipment and $13,000 was spent in patent activities.

Net cash provided from financing activities during the three month period ended March 31, 2006 totaled approximately $924,000 compared to $335,000 in the first three months of 2005. During the first quarter of 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs. In the first quarter of 2005 Lpath borrowed $335,000 under the terms of convertible promissory notes. In conjunction with the Merger, all of the outstanding principal and accrued interest on the notes were exchanged for Lpath common stock and warrants.

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

Lpath has entered into a collaboration agreement with another biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials. Lpath also plans to enter into agreements with third parties to perform specialized drug discovery tasks, manufacture our product candidates, conduct our preclinical studies, and provide analytical services. Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs. Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements. In addition, under the terms of the existing collaboration agreement Lpath is obligated to make additional milestone payments upon the occurrence of certain product-development events and certain royalty payments. These milestone payments and royalty payments under Lpath’s license agreements are not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, especially preclinical activities, (ii) begin the process of seeking regulatory approvals, and (iii) pursue commercialization and strategic partnering of our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities. The costs of filing and prosecuting patents to protect our intellectual property will also increase. The amount and timing of cash requirements will depend on regulatory and market acceptability of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

We believe that our existing cash will be sufficient to meet Lpath’s projected operating requirements at least through December 2006.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds from offerings of our equity securities. In addition, we may finance future cash needs through debt financing and strategic collaboration agreements. However, we may not be successful in obtaining additional equity or debt financing or entering into collaboration agreements. If we do enter into collaboration agreements, we may not be successful in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that will have a significant impact on Lpath’s financial condition or results of operations.

Item 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.    LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in various disputes regarding our business. However, we do not believe that the ultimate resolution of any such dispute will be material to our business, financial condition, or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, we sold 669,626 shares of common stock and 334,813 warrants to purchase common stock in a private placement of units at a price of $1.90 per unit. Each unit consisted of two shares of common stock and one warrant to purchase an additional share of common stock at a price of $1.50 per share. The warrants expire on September 30, 2010.

In March 2006, in a separate private placement, we sold 416,846 shares of common stock and 208,423 warrants to purchase common stock at a price of $1.90 per unit. Each unit consisted of two shares of common stock and one warrant to purchase an additional share of common stock at a price of $1.50 per share. The warrants expire on September 30, 2010.

The offer and sale of our securities summarized above were made pursuant to the exemption provided under Section 4(2) pursuant to Rule 506 of Regulation D, as the offer and sales were made solely to accredited investors without any general solicitation or advertising to market the securities. Proceeds resulting from the January 2006 and March 2006 sales of our securities were used from general working capital purposes.

No underwriter or underwriting discount or commission was involved in any of the transactions set forth in this Item 2.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005.

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2

Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) and incorporated herein by reference).

3.3

Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to Amendment No. 2 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	By-laws (filed as Exhibit 3.2 to the 2003 Amended 10-KSB and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.7

Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333- 132850, and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendment No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4

Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as Exhibit 10.4 to Amendment No. 2 to the Current Report on Form 8-K/A filed on January 9, 2006).

10.5*	Consultant Agreement dated July 1, 2005 between Lpath Therapeutics Inc. and William Garland.

10.6*	Consultant Agreement dated September 1, 2005 between Lpath Therapeutics Inc. and Roger Sabbadini.

10.7*	2005 Stock Option/Stock Issuance Plan.

10.8#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.9**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.

10.10**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.

10.11**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.

10.12**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32	Section 906 Certification by CEO and CFO of Lpath, Inc.

*Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference

#Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference

**Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: May 12, 2006	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J. G. Atkinson
Gary J. G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)