Form 10QSB
period 2006-06-30
LPATH, INC
filed 2006-08-11
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of issuer’s outstanding common stock as of August 8, 2006 was 24,616,393.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

LPATH, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

LPATH, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$4,111,876	$5,190,273
Grant revenue receivable	184,659	186,728
Prepaid expenses and other current assets	133,932	127,076
Total current assets	4,430,467	5,504,077

Equipment, net	148,519	118,385
Patents, net	267,732	220,953
Deposits and other assets	86,688	101,486

Total assets	$4,933,406	$5,944,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$352,241	$347,597
Accrued expenses	457,978	247,037
Total current liabilities	810,219	594,634

Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares authorized; 24,616,393 shares and 23,524,921 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	24,616	23,524
Additional paid-in capital	14,358,602	12,798,057
Accumulated deficit	(10,260,031)	(7,471,314)
Total stockholders’ equity	4,123,187	5,350,267
Total liabilities and stockholders’ equity	$4,933,406	$5,944,901

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Grant revenue	$184,659	$174,467	$314,134	$312,426

Expenses:
Research and development expenses	1,090,047	221,345	2,043,505	384,146
General and administrative expenses	610,406	226,083	1,160,948	302,467
Total expenses	1,700,453	447,428	3,204,453	686,613

Loss from operations	(1,515,794)	(272,961)	(2,890,319)	(374,187)

Other income (expense):
Interest income	48,362	637	101,602	1,012
Interest expense	—	(42,905)	—	(70,079)
Total other income (expense)	48,362	(42,268)	101,602	(69,067)

Net loss	(1,467,432)	(315,229)	(2,788,717)	(443,254)

Redeemable preferred stock accretion	—	(3,250)	—	(6,500)

Net loss attributable to common stockholders	$(1,467,432)	$(318,479)	$(2,788,717)	$(449,754)

Basic and diluted net loss per share	$(0.06)	$(0.18)	$(0.11)	$(0.25)

Weighted average number of common shares outstanding used in the calculation	24,614,909	1,787,692	24,295,808	1,783,867

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,788,717)	$(443,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	566,702	115,269
Depreciation and amortization	19,805	25,536
Expenses paid by note to related party	—	30,720
Non-cash interest expense	—	70,079
Deferred rent expense	23,233	—
Changes in operating assets and liabilities:
Grant revenue receivable	2,069	(3,189)
Prepaid expenses	(6,856)	(4,981)
Deposits and other assets	—	3,228
Accounts payable and accrued expenses	258,150	29,602
Net cash used in operating activities	(1,925,614)	(176,990)

Cash flows from investing activities:
Equipment expenditures	(46,036)	(43,742)
Patent expenditures	(30,682)	(17,893)
Net cash used in investing activities	(76,718)	(61,635)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	923,685	317,520
Proceeds from options exercised	250	—
Proceeds from issuance of convertible notes payable	—	335,000
Net cash provided by financing activities	923,935	652,520

Net increase (decrease) in cash	(1,078,397)	413,895

Cash at beginning of period	5,190,273	36,183
Cash at end of period	$4,111,876	$450,078

Supplemental Schedule of Non-cash Investing and Financing Activities:
Common stock warrants issued with convertible debt	$—	$82,952
Reversal of estimated fair value of potential liability for liquidated damages	$(71,000)	$—
Incurred patent expenditures contained in accrued expenses	$20,000	$—

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements
June 30, 2006

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “we,” or “company”) is an emerging drug discovery company focused on using its proprietary ImmuneY2 process to generate antibodies against bioactive signaling lipids and to develop drugs to both diagnose and treat important human diseases.  Lpath has active programs in cancer, heart disease, and age-related macular degeneration.

Lpath Therapeutics Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

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

Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in Lpath’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Research and Development

Research and development costs, other than patent expense, are charged to expense when incurred.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.  Lpath classifies its securities as “held-to maturity” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Lpath carries these investments at amortized cost since the company has the positive intent and ability to hold them to maturity.

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2005, Lpath had federal and state net operating loss carryforwards of approximately $7,300,000 each.  Under present law, the federal net operating loss carryforwards  may be available to offset taxable income through 2025 and California net operating loss carryforwards  may be available to offset taxable income through 2015.

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

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, warrants, and convertible securities, outstanding during the period.  As Lpath incurred net losses in the periods ended June 30, 2006 and 2005, we did not include common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Recent Accounting Pronouncements

Including Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments,” issued in February 2006 and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” issued in July 2006, there have been no recent accounting pronouncements that management believes will have a significant impact on Lpath’s financial position or results of operations.

Note 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit of $10,260,000 as of June 30, 2006. The Company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future.  These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, Levitz, Zacks & Ciceric, indicated in their audit report on the 2005 consolidated financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2006 the company expects to continue to incur cash losses from operations.  While the company had cash and cash equivalents totaling $4,112,000 as of June 30, 2006, the cost of its ongoing drug discovery and development efforts, based upon its currently planned activities for 2006 and 2007, are expected to consume well in excess of $5,000,000 in the next twelve months.  Additional capital will be required to continue to fund the company’s operations and its research and development projects in 2007 and beyond.  The company plans to obtain the funds necessary to meet its anticipated cash requirements by taking actions such as:

1.               pursuing additional equity or debt funding from both existing investors and new sources.

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

Overview

Lpath Therapeutics, Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

We are a lipidomic-based therapeutics company with a focus on bioactive signaling lipids as targets for treating and diagnosing important human diseases.  Lpath has monoclonal antibody-based programs as well as small-molecule-based programs.  Our most advanced product candidate, Sphingomab ™, is a potentially superior competitor to other successful anti-angiogenic cancer treatments.  Sphingomab™, which acts as a molecular sponge to selectively absorb tumorigenic sphingolipids from blood and tissues that tumors rely upon, is the first therapeutic monoclonal antibody ever developed against a bioactive lipid.  This unique ability to generate monoclonal antibodies against lysolipids is based on Lpath’s ImmuneY2™ technology.  Using this ImmuneY2 technology, we have now created our second product candidate, a monoclonal antibody against lysophosphatidic acid (“LPA”). LPA is a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types.  We intend to continue to extend our research and development efforts to other valuable monoclonal antibodies against other valuable targets using our proprietary ImmuneY2™ process.  In addition to our antibody-development program, we also have a program to develop small—molecule inhibitors against a key enzyme in the sphingolipid production pathway.

In the past twelve months, Lpath has completed the Merger by which its stock became publicly traded, raised net proceeds of approximately $7,200,000 through private placements, moved into its own research and development facility, and added key research, development, and management personnel.

Lpath has incurred significant net losses since its inception. As of June 30, 2006, Lpath had an accumulated deficit of approximately $10,260,000.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated approximately $1,500,000 in revenue since its inception from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.  Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, costs associated with its drug discovery research, and costs incurred in preparation for clinical development, including regulatory expenses.  Lpath’s historical research and development expenses are principally related to the research and preclinical development efforts relating to its lead product candidate, Sphingomab ™.

Lpath charges all research and development expenses to operations as incurred.  Lpath expects its research and development expenses to increase significantly in the future as its product candidates continue to move through pre-clinical testing and clinical trials.

Due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, Lpath is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for potential commercialization.  Clinical development timelines, the probability of success, and development costs all vary widely.  While Lpath is currently focused on advancing each of its product development programs, Lpath anticipates that it will make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential.  In addition, Lpath cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, Lpath cannot be certain when and to what extent it will receive cash inflows from partnering, licensing, or commercialization of its product candidates.

Lpath expects its drug development expenses to be approximately $9 million over the 24-month period ending December 31, 2007; such expenses will be used to conduct preclinical testing of our two most advanced product candidates, Sphingomab and Lpathomab™.  Lpath expects these expenditures to increase as it continues the advancement of its product development programs. To date, Lpath has not yet initiated clinical trials for any of its product candidates.  The lengthy process of completing clinical trials and seeking regulatory approval for its product candidates will require Lpath to incur substantial, but presently uncertain, expenditures, typically well in excess of $50 million.  Any failure by Lpath or delay in completing clinical trials or in obtaining regulatory approvals would cause Lpath’s research and development expenses to increase and, in turn, would have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

General and Administrative Expenses

Lpath’s general and administrative expenses principally comprise salaries, benefits and professional fees related to Lpath’s administrative, finance, human resources, legal, and internal systems support functions.  In addition, general and administrative expenses include insurance and facilities costs.

Lpath anticipates increases in general and administrative expenses as we add personnel, become subject to any additional reporting obligations applicable to publicly-held companies, and further develop and prepare for the commercialization of its product candidates.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Grant Revenue. Grant revenue for the three months ended June 30, 2006 was $185,000 compared with $174,000 for the three months ended June 30, 2005.  This increase reflects typical variations in research activities from one quarter to another.

Research and Development Expenses.  Research and development expenses were $1,090,000 for the three months ended June 30, 2006, compared with $221,000 for the comparable quarter in 2005.  The $869,000 increase in expenses reflects the progress of the Company and its capabilities in the second quarter of 2006 compared with the same period in 2005.  Outside service expenses increased by approximately $598,000 primarily due to the work required in the humanization phase of monoclonal antibody development; Lpath contracted with a biomedical research company to perform this task.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  The amount spent for research supplies and materials increased approximately $61,000 as we increased the level of effort on key drug discovery and development projects.  Employee compensation and benefits expense increased by approximately $108,000 in the quarter ended, commensurate with the increase in research and development staffing.  The move into a new lab and office space resulted in an increase of $47,000 in facilities and related expenses for the second quarter of 2006, as compared to the same period in 2005.  The increase for the quarter ended also included a $33,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses.  General and administrative expenses were $610,000 for the three months ended June 30, 2006, compared with $226,000 for the comparable quarter in 2005.  The increase of $384,000 was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers.  Employee compensation expense increased by approximately $108,000 reflecting the fact that certain members of our management team were not full-time employees in 2005.  Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006.  Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $211,000.  Stock-based compensation charges also increased by $61,000, primarily due to stock options granted to our CEO in 2005.

Interest Income.  Interest income was $48,000 for the three months ended June 30, 2006 as compared to $1,000 for the three months ended June 30, 2005.  The $47,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense for the three months ended June 30, 2006 was zero compared to $43,000 for the three months ending June 30, 2005.  Lpath’s interest expense in 2005 primarily resulted from borrowings secured by convertible notes.  At June 30, 2005, the outstanding principal and accrued interest on these notes totaled $976,000.  In conjunction with the Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into Lpath, Inc. common stock and warrants.  During the quarter ended June 30, 2006, Lpath had no debt securities outstanding and incurred no interest expense.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Grant Revenue. Grant revenue for the six months ended June 30, 2006 was $314,000 compared with $312,000 for the six months ended June 30, 2005.  This increase reflects typical variations in research activities from one period to another.

Research and Development Expenses.  Research and development expenses were $2,044,000 for the six months ended June 30, 2006, compared with $384,000 for the comparable period in 2005.  The $1,660,000 increase in expenses reflects the progress of the Company and its capabilities in the first half of 2006 compared to the same period in 2005.  Outside service expenses increased by approximately $973,000 primarily due to the work required in the humanization phase of monoclonal antibody development.  Lpath has contracted with a biomedical research company to perform this task.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  The amount spent for research supplies and materials increased approximately $131,000 as we increased the level of effort on key drug discovery and development projects.  Employee compensation and benefits expense increased by approximately $171,000 for the six-month period ended, commensurate with the increase in research and development staffing.  The move into a new lab and office space resulted in an increase of approximately $87,000 in facilities and related expenses for the first half of 2006, as compared to the same period in 2005.  The increase in expenses for the six-month period ended also included a $247,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses.  General and administrative expenses were $1,161,000 for the six months ended June 30, 2006, compared with $302,000 for the comparable period in 2005.  The increase of $859,000 was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers.  Employee compensation expense increased by approximately $235,000 reflecting the fact that certain members of our management team were not full-time employees in 2005.  Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006.  Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $392,000.  Stock-based compensation charges also increased by $204,000, primarily due to stock options granted to our CEO in 2005.

Interest Income.  Interest income was $102,000 for the six months ended June 30, 2006 as compared to $1,000 for the six months ended June 30, 2005.  The $101,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense for the six months ended June 30, 2006 was zero compared to $70,000 for the six months ending June 30, 2005.  Lpath’s interest expense in 2005 primarily resulted from borrowings secured by convertible notes.  At June 30, 2005, the outstanding principal and accrued interest on these notes totaled $976,000.  In conjunction with the Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into Lpath, Inc. common stock and warrants.  During the first half of 2006 Lpath had no debt securities outstanding and incurred no interest expense.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through June 30, 2006, Lpath had received net proceeds of approximately $12,600,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of June 30, 2006, Lpath had cash, cash equivalents, and short-term investments totaling $4,112,000.

During the six months ended June 30, 2006, we used net cash of $1,926,000 for operating activities compared to $177,000 in the first half of 2005.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the pre-clinical development activities for our lead drug candidate Sphingomab™, increased headcount, and the costs of consultants and outside services, as well as increased legal, accounting, and other services associated with being a publicly-traded company.

Net cash used in investing activities during the first half of 2006 amounted to $77,000 compared to $62,000 for the first half of 2005.  Of the amount used for investing activities in the first half of 2006, $46,000 was used to purchase new equipment and $31,000 was spent on patent activities.  In the comparable period of 2005 $44,000 was used to purchase new equipment and $18,000 was spent on patent activities.

Net cash provided from financing activities during the six month period ended June 30, 2006 totaled approximately $924,000 compared to $653,000 in the first half of 2005.  During the first quarter of 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs.  In the first half of 2005 Lpath borrowed $335,000 under the terms of convertible promissory notes as well as sold common stock and warrants to purchase common stock for $318,000, net of issuance costs.

In August 2005 we entered into a five-year facilities lease.  Since the inception of this lease, a portion of the facility has been subleased, on terms identical to Lpath’s underlying lease, to a company that is co-owned by Lpath’s two largest shareholders.  The sublease was approved by the landlord.  The following table describes Lpath’s commitments to settle contractual obligations in cash as of June 30, 2006:

	Payments Due by Period
	Through December 2006	2007 through 2008	2009 through 2010	After 2010	Total

Operating lease obligations	$81,393	$344,836	$364,624	$-0-	$790,853

Sublease income	28,562	109,140	115,160	-0-	252,862

Total	$52,831	$235,696	$249,464	$-0-	$537,991

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

We expect our cash requirements to increase significantly over the next 18 months as we continue to: (i) increase our research and development, especially preclinical activities, (ii) begin the process of seeking regulatory approvals and fund the associated clinical trials, and (iii) pursue commercialization and strategic partnering of our current product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.  The amount and timing of cash requirements will depend on regulatory and market acceptability of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

We believe that our existing cash together with future revenue from the grants we have been awarded will be sufficient to meet Lpath’s projected operating requirements through December 2006.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds from offerings of our equity securities.  In addition, we may finance future cash needs through debt financing and strategic collaboration agreements.  However, we may not be successful in obtaining additional equity or debt financing or entering into collaboration agreements.  If we do enter into collaboration agreements, we may not be successful in receiving milestone or royalty payments under such executed collaboration agreements.  In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that will have a significant impact on Lpath’s financial condition or results of operations.

Item 3.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2006 our Annual Meeting was adjourned before any shareholder action was taken.  On July 25, 2006, we reconvened our Annual Meeting of Stockholders in San Diego, California for the following purposes:

1.               To elect four directors to serve until our 2007 Annual Meeting of Stockholders.  The vote for the nominees for director was a follows:

Scott Pancoast – 20,601,662 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Charles Mathews – 20,601,662 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Donald Swortwood – 18,624,460 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Geoffrey Swortwood – 18,624,460 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

2.               To vote on a resolution amending the Company’s 2005 Stock Option/Stock Issuance Plan to increase the number of shares of common stock available under the plan from 4,340,000 shares to 5,340,000 shares.  The number of votes for, against, and abstaining was 18,988,067; 159,311 and 203,000, respectively.

3.               To ratify the appointment of Levitz, Zacks, & Ciceric as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.  The number of votes for, against, and abstaining was 19,460,061; zero and 203,000, respectively.

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

Lpath, Inc.

Date: August 11, 2006	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal executive officer)

/s/ Gary J. G. Atkinson
Gary J. G. Atkinson,
Vice President and Chief Financial Officer (Principal financial and accounting officer)