Form 10QSB
period 2006-09-30
LPATH, INC
filed 2006-11-13
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50344

LPATH, INC.

(Name of small business issuer in its charter)

Nevada	16-1630142
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of issuer’s outstanding common stock as of November 8, 2006 was 24,616,393.

Transitional Small Business Disclosure Format (check one):   Yes ☐     No ☒

LPATH, INC.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

LPATH, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$2,862,351	$5,190,273
Grant revenue receivable	95,741	186,728
Prepaid expenses and other current assets	110,151	127,076
Total current assets	3,068,243	5,504,077

Equipment, net	230,436	118,385
Patents, net	330,337	220,953
Deposits and other assets	79,289	101,486

Total assets	$3,708,305	$5,944,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$371,293	$347,597
Accrued expenses	346,812	247,037
Total current liabilities	718,105	594,634

Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares authorized; 24,616,393 shares and 23,524,921 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	24,616	23,524
Additional paid-in capital	14,501,297	12,798,057
Accumulated deficit	(11,535,713)	(7,471,314)
Total stockholders’ equity	2,990,200	5,350,267
Total liabilities and stockholders’ equity	$3,708,305	$5,944,901

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Grant revenue	$97,077	$244,465	$411,211	$556,891

Expenses:
Research and development expenses	907,349	554,203	2,989,881	938,349
General and administrative expenses	501,654	304,207	1,623,575	606,674
Total expenses	1,409,003	858,410	4,613,456	1,545,023

Loss from operations	(1,311,926)	(613,945)	(4,202,245)	(988,132)

Other income (expense):
Interest income	36,242	786	137,846	1,799
Interest expense	—	(41,377)	—	(111,456)
Total other income (expense)	36,242	(40,591)	137,846	(109,657)

Net loss	(1,275,684)	(654,536)	(4,064,399)	(1,097,789)

Redeemable preferred stock accretion	—	(3,250)	—	(9,750)

Net loss attributable tocommon stockholders	$(1,275,684)	$(657,786)	$(4,064,399)	$(1,107,539)

Basic and diluted net loss per share	$(0.05)	$(0.24)	$(0.17)	$(0.53)

Weighted average number of common shares outstanding used in the calculation	24,616,393	2,716,559	24,403,844	2,099,048

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,064,399)	$(1,097,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	709,397	188,650
Depreciation and amortization	32,538	63,623
Expenses paid by note to related party	—	54,440
Non-cash interest expense	—	16,968
Deferred rent expense	34,850	—
Changes in operating assets and liabilities:
Grant revenue receivable	90,987	(104,653)
Prepaid expenses and other current assets	16,925	913
Deposits and other assets	—	(20,586)
Accounts payable and accrued expenses	181,818	193,479
Net cash used in operating activities	(2,997,884)	(704,955)

Cash flows from investing activities:
Equipment expenditures	(138,735)	(54,802)
Patent expenditures	(115,238)	(34,384)
Net cash used in investing activities	(253,973)	(89,186)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	923,685	555,000
Proceeds from options exercised	250	—
Proceeds from issuance of convertible notes payable	—	335,000
Net cash provided by financing activities	923,935	890,000

Net increase (decrease) in cash	(2,327,922)	95,859

Cash at beginning of period	5,190,273	36,183
Cash at end of period	$2,862,351	$132,042

Supplemental Schedule of Non-cash Investing and Financing Activities:
Common stock warrants issued with convertible debt	$—	$91,569
Common stock warrants issued for lease guaranty	$—	$61,485
Reversal of estimated fair value of potential liability for liquidated damages	$(71,000)	$—

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

Note 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “we,” or “company”) is an emerging drug discovery company focused on   bioactive signaling lipids as targets for treating and diagnosing important human diseases.  Lpath has active programs in cancer, heart disease, and age-related macular degeneration.

Lpath Therapeutics Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a subsidiary of Neighborhood Connections, Inc. (“NCI”), a publicly traded corporation to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the Merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

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

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition — Grant Revenue

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

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments.  The amounts reported for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the fair value because of the short maturities.

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

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent and is presented as a component of accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense based on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.

The company accounts for stock-based compensation issued to non-employees under SFAS No. 123R, and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

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

Per Share Data

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 13,224,879 and 12,801,062 for the three and nine months ended September 30, 2006, respectively, and common stock equivalents of 4,751,611 and 3,352,889 from stock options and warrants for the three and nine months ended September 30, 2005, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Recent Accounting Pronouncements

Including Financial Accounting Standards (FAS) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, issued in September 2006, FAS No. 157 Fair Value Measurements, issued in September 2006, FAS No. 155 Accounting for Certain Hybrid Financial Instruments, issued in February 2006 and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes issued in June 2006, there have been no recent accounting pronouncements that management believes will have a significant impact on Lpath’s financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on total assets, stockholders’ equity, or net loss for that year.

Note 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit of $11,536,000 as of September 30, 2006. The Company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future.  These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, Levitz, Zacks & Ciceric, indicated in their audit report on the 2005 consolidated financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2006 the company expects to continue to incur cash losses from operations.  While the company had cash and cash equivalents totaling $2,862,000 as of September 30, 2006, the cost of its ongoing drug discovery and development efforts, based upon its currently planned activities for 2006 and 2007, are expected to consume in excess of $10,000,000 in the next twelve months.  Additional capital will be required to continue to fund the company’s operations and its research and development projects in 2007 and beyond.  The company plans to obtain the funds necessary to meet its anticipated cash requirements by taking actions such as:

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

Overview

Lpath Therapeutics, Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a subsidiary of Neighborhood Connections, Inc. (“NCI”), a publicly traded corporation, to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the Merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

We are an emerging drug discovery company focused on bioactive signaling lipids as targets for treating and diagnosing important human diseases.  Lpath has monoclonal antibody-based programs as well as small-molecule-based programs.  Our most advanced product candidate, Sphingomab ™, is a potential competitor to other successful anti-angiogenic cancer treatments.  Sphingomab, which acts as a molecular sponge to selectively absorb tumorigenic sphingolipids from blood and tissues that tumors rely upon, is the first therapeutic monoclonal antibody ever developed against a bioactive lipid.  This unique ability to generate monoclonal antibodies against lysolipids is based on Lpath’s ImmuneY2™ technology.  Using this ImmuneY2 technology, we have now discovered our second product candidate: a monoclonal antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types.  We intend to continue to extend our research and development efforts to other valuable monoclonal antibodies against other valuable targets using our proprietary ImmuneY2™ process.

In the past twelve months, Lpath has completed the Merger by which its stock became publicly traded, raised net proceeds of approximately $7,200,000 through private placements, moved into its own research and development facility, and added key research, development, and management personnel.

Lpath has incurred significant net losses since its inception. As of September 30, 2006, Lpath had an accumulated deficit of approximately $11,536,000.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated approximately $1,600,000 in revenue since its inception from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.  Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, costs associated with its drug discovery research, and costs incurred in preparation for clinical development, including regulatory expenses.  Lpath’s historical research and development expenses are principally related to the research and preclinical development efforts relating to its lead product candidate, Sphingomab.

Lpath charges all research and development expenses to operations as incurred.  Lpath expects its research and development expenses to increase significantly in the future as its product candidates continue to move through preclinical testing and clinical trials.

Due to the risks inherent in the drug discovery and clinical trial process, and given the early stage of our product development programs, Lpath is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for potential commercialization.  Clinical development timelines, the probability of success, and development costs all vary widely.  While Lpath is currently focused on advancing each of its product development programs, Lpath anticipates that it will make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential.  In addition, Lpath cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, Lpath cannot be certain when and to what extent it will receive cash inflows from partnering, licensing, or commercialization of its product candidates.

Lpath expects its research and development expenses to be approximately $15 million over the 24-month period ending December 31, 2007.  These expenses will be incurred to conduct preclinical testing of our two most advanced product candidates, Sphingomab and Lpathomab™.  Lpath expects these expenditures to increase as it continues the advancement of its product-development programs. To date, Lpath has not yet initiated clinical trials for any of its product candidates.  The lengthy process of completing clinical trials and seeking regulatory approval for its product candidates will require Lpath to incur substantial, but presently uncertain, expenditures, typically well in excess of $50 million per product candidate.  Any failure by Lpath or delay in completing clinical trials or in obtaining regulatory approvals would cause Lpath’s research and development expenses to increase and, in turn, would have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

General and Administrative Expenses

Lpath’s general and administrative expenses are principally comprised of salaries, benefits and professional fees related to Lpath’s administrative, finance, human resources, legal, and internal systems support functions.  In addition, general and administrative expenses include insurance and facilities costs.

Lpath anticipates increases in general and administrative expenses as we add personnel, become subject to any additional reporting obligations applicable to publicly-held companies, and further develop and prepare for the commercialization of its product candidates.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

Grant Revenue. Grant revenue for the three months ended September 30, 2006 was $97,000 compared with $244,000 for the three months ended September 30, 2005.  The $147,000 decrease is a result of reduced levels of effort on certain grants from the levels incurred in 2005, and the completion of a grant prior to the third quarter of 2006.

Research and Development Expenses.  Research and development expenses were $907,000 for the three months ended September 30, 2006, compared with $554,000 for the comparable quarter in 2005.  The $353,000 increase in expenses reflects the progress of the company and its capabilities in the third quarter of 2006 compared with the same period in 2005.  Employee compensation and benefits expense increased by approximately $141,000 commensurate with the increase in research and development staffing.  The amount spent for research supplies and materials increased approximately $99,000 as we increased the level of effort on key drug discovery and development projects.  The move, in the fourth quarter of 2005, into new lab and office space resulted in an increase of $66,000 in facilities and related expenses for the third quarter of 2006, as compared to the same period in 2005.  The increase for the quarter ended also included a $9,000 increase in stock-based compensation expense related to stock option grants to both employees and consultants.

General and Administrative Expenses.  General and administrative expenses were $502,000 for the three months ended September 30, 2006, compared with $304,000 for the comparable quarter in 2005.  The increase of $198,000 was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers.  Employee compensation expense increased by approximately $91,000 reflecting the fact that certain members of our management team were not full-time employees in 2005.  Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006.  Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $128,000.  The increase for the quarter ended also included a $61,000 increase in stock-based compensation expense related to stock option grants to both employees and consultants.  The increase in general and administrative expenses was partially offset by a decline of $118,000 in expenses associated with our 2005 reverse merger.

Interest Income.  Interest income was $36,000 for the three months ended September 30, 2006 as compared to $1,000 for the three months ended September 30, 2005.  The $35,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense for the three months ended September 30, 2006 was zero compared to $41,000 for the three months ending September 30, 2005.  Lpath’s interest expense in 2005 primarily resulted from borrowings secured by convertible notes.  At September 30, 2005, the outstanding principal and accrued interest on these notes totaled $1,065,000.  In conjunction with the Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into Lpath, Inc. common stock and warrants.  During the quarter ended September 30, 2006, Lpath had no debt securities outstanding and incurred no interest expense.

Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005

Grant Revenue. Grant revenue for the nine months ended September 30, 2006 was $411,000 compared with $557,000 for the nine months ended September 30, 2005.  The $146,000 decrease is a result of the completion of a grant in 2006, and reduced levels of effort as other grants neared completion.

Research and Development Expenses.  Research and development expenses were $2,990,000 for the nine months ended September 30, 2006, compared with $938,000 for the comparable period in 2005.  The $2,052,000 increase in expenses reflects the progress of the Company and its capabilities in the first nine months of 2006 compared to the same period in 2005.  Consulting and outside service expenses increased by approximately $992,000 primarily due to the work required in the humanization phase of monoclonal antibody development.  Lpath contracted with a biomedical research company to perform this task.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  The amount spent for research supplies and materials increased approximately $208,000 as we increased the level of effort on key drug discovery and development projects.  Employee compensation and benefits expense increased by approximately $312,000 for the nine-month period ended September 30, 2006, commensurate with the increase in research and development staffing.  The move into a new lab and office space resulted in an increase of approximately $178,000 in facilities and related expenses for the nine-month period ended, as compared to the same period in 2005.  The increase in expenses for the nine-month period ended also included a $256,000 increase in stock-based compensation expense primarily due to stock options issued to employees.

General and Administrative Expenses.  General and administrative expenses were $1,624,000 for the nine months ended September 30, 2006, compared with $607,000 for the comparable period in 2005.  The increase of $1,017,000 was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers.  Employee compensation expense increased by approximately $326,000 reflecting the fact that certain members of our management team were not full-time employees in 2005.  Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006.  Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $448,000.  Stock-based compensation charges also increased by $265,000, primarily due to stock options granted to our CEO in 2005.

Interest Income.  Interest income was $138,000 for the nine months ended September 30, 2006 as compared to $2,000 for the nine months ended September 30, 2005.  The $136,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 was zero compared to $111,000 for the nine months ending September 30, 2005.  Lpath’s interest expense in 2005 primarily resulted from borrowings secured by convertible notes.  At September 30, 2005, the outstanding principal and accrued interest on these notes totaled $1,065,000.  In conjunction with the Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into Lpath, Inc. common stock and warrants.  During the first nine months of 2006 Lpath had no debt securities outstanding and incurred no interest expense.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through September 30, 2006, Lpath had received net proceeds of approximately $12,600,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of September 30, 2006, Lpath had cash and cash equivalents totaling $2,862,000.

During the nine months ended September 30, 2006, we used net cash of $2,998,000 for operating activities compared to $705,000 in the nine months ended September 30, 2005.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the preclinical development activities for our lead drug candidate Sphingomab™, increased headcount, and the costs of consultants and outside services, as well as increased legal, accounting, and other services associated with being a publicly-traded company.

Net cash used in investing activities during the nine-month period ended September 30, 2006 amounted to $254,000 compared to $89,000 for the same period in 2005.  Of the amount used for investing activities in the nine-month period ended September 30, 2006 $139,000 was used to purchase equipment and $115,000 was invested in patents to protect our proprietary technology.  In the comparable period of 2005 $55,000 was used to purchase equipment and $34,000 was spent on patent activities.

Net cash provided from financing activities during the nine-month period ended September 30, 2006 totaled approximately $924,000 compared to $890,000 in the nine months ended 2005.  During the first nine months of 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs.  In the first nine months of 2005 Lpath borrowed $335,000 under the terms of convertible promissory notes as well as sold common stock and warrants to purchase common stock for $555,000, net of issuance costs.

In August 2005 we entered into a five-year facilities lease.  Since the inception of this lease, a portion of the facility has been subleased, on terms identical to Lpath’s underlying lease, to a company that is co-owned by Lpath’s two largest shareholders.  The sublease was approved by the landlord.  The following table describes Lpath’s commitments to settle contractual obligations in cash as of September 30, 2006:

	Payments Due by Period
	Through December 2006	2007 through 2008	2009 through 2010	After 2010	Total

Operating lease obligations	$43,374	$344,836	$364,624	$0	$752,834

Sublease income	14,423	109,140	115,160	0	238,723

Total	$28,951	$235,696	$249,464	$0	$514,111

Lpath has entered into agreements with other biomedical research companies to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials and to manufacture the material to be used in those clinical trials.  Lpath also plans to enter into agreements with third parties to perform specialized drug discovery tasks, conduct our preclinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In addition, under the terms of the existing collaboration agreement Lpath is obligated to make additional milestone payments upon the occurrence of certain product-development events and certain royalty payments.  These milestone payments and royalty payments under Lpath’s license agreements are not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We believe that our existing cash together with future revenue from the grants we have been awarded will be sufficient to meet Lpath’s projected operating requirements into the first quarter of 2007.  The company has engaged placement agents to explore possible private financing opportunities.  However, we cannot be certain that the company will be successful in obtaining additional financing.

We expect our cash requirements to increase significantly over the next 24 months as we continue to: (i) increase our research and development, especially preclinical activities, (ii) begin the process of seeking regulatory approvals and fund the associated clinical trials, and (iii) pursue commercialization and strategic partnering of our current product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, increasing utilization of contracted services to assist with our clinical trials, and investing in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.  The amount and timing of cash requirements will depend on regulatory and market acceptability of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds from offerings of our equity securities.  In addition, we may finance future cash needs through debt financing and strategic collaboration agreements.  However, we may not be successful in obtaining additional equity or debt financing or entering into collaboration agreements.  If we do enter into collaboration agreements, we may not be successful in receiving milestone or royalty payments under such executed collaboration agreements.  In addition, we cannot be sure that our existing cash resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that will have a significant impact on Lpath’s financial condition or results of operations.

Item 3.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATON

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

None.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2006 our Annual Meeting was adjourned before any shareholder action was taken.  On July 25, 2006, we reconvened our Annual Meeting of Stockholders in San Diego, California for the following purposes:

1.               To elect four directors to serve until our 2007 Annual Meeting of Stockholders.  The vote for the nominees for director was a follows:

Scott Pancoast — 20,601,662 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Charles Mathews — 20,601,662 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Donald Swortwood — 18,624,460 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Geoffrey Swortwood — 18,624,460 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

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

3.4	Amended and Restated By-laws adopted on October 9, 2006.

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.7

Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

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

10.13

Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32	Section 906 Certification by CEO and CFO of Lpath, Inc.

*                    Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference

#                    Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference

**             Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.
Date: November 13, 2006	/s/ Scott R. Pancoast
Scott R. Pancoast President and Chief Executive Officer (Principal executive officer)
/s/ Gary J. G. Atkinson
Gary J. G. Atkinson, Vice President and Chief Financial Officer (Principal financial and accounting officer)