Form 10KSB
period 2006-12-31
LPATH, INC
filed 2007-04-16
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

washington, D C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Issuer’s telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $511,862.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $1.25 on April 13, 2007 is $16,812,588.  Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed affiliates.

As of April 13, 2007, there were 39,471,266 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No  ☑

iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements set forth in this report, including information incorporated by reference, constitute “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the trading of our common stock; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading “Market Risks,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: obtain substantial additional funds, obtain and maintain all necessary patents or licenses, demonstrate the safety and efficacy of product candidates at each stage of development, meet applicable regulatory standards and receive required regulatory approvals, meet obligations and required milestones under agreements, be capable of manufacturing and distributing products in commercial quantities at reasonable costs, compete successfully against other products and to market products in a profitable manner.  Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all.  Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

iv

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics, an emerging field of medical science whereby bioactive lipids are targeted to treat human diseases.

Lpath’s lead product candidate, Sphingomab™, is a humanized monoclonal antibody against a validated cancer target, sphingosine-1-phosphate (“S1P”), and has demonstrated compelling results in preclinical studies against multiple forms of cancers, against age-related macular degeneration (“AMD”), and against heart failure.  Sphingomab works by cutting off the blood supply that tumors need to thrive.  Drugs that function by this mechanism are said to be anti-angiogenic.  While Sphingomab is potently anti-angiogenic, it also has other mechanisms of action that may make it a superior competitor to other successful anti-angiogenic cancer and AMD treatments that have recently been commercialized.  We plan to begin testing Sphingomab as a treatment for cancer and AMD in human clinical trials beginning in late 2007 or early 2008.

Lpath’s second product candidate, Lpathomab™, is a monoclonal antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types and as a significant contributor to neuropathic pain.  We have demonstrated in vitro efficacy in various cancer studies and plan to conduct in vivo efficacy studies in various tumor models in 2007.

We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P and LPA.  These unique antibodies were produced using our ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the ImmuneY2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby creating a potential pipeline of monoclonal antibody-based drug candidates.

Lpath has a broad and deep intellectual-property position in the bioactive-lipid area, with over 28 issued or pending patents in the United States, with comparable intellectual-property coverage in major foreign countries.  Most of these patents were developed in-house based on Lpath’s pioneering research on bioactive lipid signaling. The company’s research partners to date include the M.D. Anderson Cancer Center, Johns Hopkins University, the University of Florida College of Medicine, and San Diego State University.

The Potential of Lipidomics

Currently the drug-development industry is decidely protein-centric.  Most drugs on the market (and almost all drug candidates in clinical trials) target proteins.

A recent article in the British Journal of Cancer described the role of lipidomics in drug discovery:

The focus on proteins was a natural consequence of the science community’s evolving understanding of biochemistry, which allowed researchsers to identigy potential protein targets involved in key metabolic and signaling pathways.  Some of the first drugs developed by the rational-drug-design approach to the scientific method came after the discovery of key enzymes, receptors, and ion channels [all proteins] as they emerged in the basic science literature.  One can argue that target identificiation now is driven by the technological developments of proteomics and genomics, both of which reflect the persistent ‘protein-centric’ view of drug discovery.

Now, the field of lipidomics (a subset of ‘metabolomics’) has emerged … and provides new opportunities for drug discovery.  As was the case for proteomics and genomics, tools of measurement led the way.  For lipidomics, the development of electrospray tandem mass spectrometry and other tools has facilitated our understanding of the cellular lipidome, and we now believe that there are over 1,000 membrs of the lipidome, opening up an entire array of new potential targets for therapeutic interventions.

It has been recognized that alterations in lipid metabolism can lead to cancer, cardiovascular disease, diabetes, neurodegenerative disorders, immune function, pain, mental disorders, and inflammation. (Sabbadini, British Journal of Cancer, October 3, 2006)

We believe that Lpath is the leader in lipidomic-based therapeutics.  This emerging field of medical science involves two areas of expertise:

1.               An understanding of the role of bioactive lipids in their respective signaling systems so that potentially important targets can be identified:  The study of lipidomics is complex, as the molecular weight of bioactive lipids is significantly lower than proteins and, unlike proteins, they are not water-soluble.  As such, many of the measurement and analytical tools  that exist in the protein-centric pharmaceutical industry do not work when dealing with bioactive lipids.  Because of Lpath’s long-standing focus on bioactive lipids as targets for human disease, we are one of the few companies that have developed the expertise to address the unique challenges of lipidomics.

2.               The ability to inhibit the identified bioactive-lipid targets:  Bioactive lipids are difficult to inhibit for the same reasons that make them difficult to study—they are extremely small and they are not water-soluble.  As such, many companies have tried to generate monoclonal antibodies that inhibit the functional activity of bioactive lipids, only to have failed.  We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P or LPA.  This capability is based on our proprietary ImmuneY2 technology.

Product Opportunities

Lpath’s key product-development  programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Indication	Description	Status
Sphingomab™	Cancer — various tumor types	mAb against S1P, a validated angiogenic and metastatic factor	Validated in vivo efficacy and safety in preclinical models; IND planned in Q4 2007.
	AMD	mAb against S1P, a validated angiogenic growth factor & contributor to scar formation	Demonstrated in vivo efficacy in validated models of AMD; IND planned in Q1 2008.
	Post-MI heart failure	mAb against S1P	Validated efficacy (heart function and survivability) in mice; further preclinical studies underway.
Lpathomab™	Cancer — to be tested against several tumor types	mAb against validated cancer targets	Antibody humanization in process; preclinical safety and efficacy studies in process;

Sphingomab

Lpath’s lead product candidate, Sphingomab, is a monoclonal antibody (“mAb”) against S1P, a validated cancer target.  We believe Sphingomab is the first functional mAb ever developed against a bioactive lipid.

Sphingomab acts as a molecular sponge to selectively absorb tumorigenic sphingolipids from blood and tissues that tumors rely upon.  Its efficacy across a wide variety of tumor types, as well as other diseases, is due to the fact that Sphingomab works through three separate mechanisms of action.  Sphingomab is anti-angiogenic, cutting off the blood supply to tumors.  It is also anti-fibrotic, whereby it prevents the formation of scar tissue.  Sphingomab also has anti-inflammatory properties.

With the benefits of these three important mechanisms of action, Sphingomab  has a promising profile as a therapeutic candidate.  It has demonstrated safety and efficacy against six different types of human cancers.  In a mouse model of multi-drug-resistant human ovarian cancer, Sphingomab eliminated 40% of the tumors altogether, and, in the remaining mice, the tumors were reduced by about 70%.

Because of the demonstrated role of S1P in angiogensis and in scar formation, we have also conducted in vivo studies using Sphingomab to treat AMD.  AMD is an important cause of human blindness that depends on ocular angiogenesis as part of its underlying pathology.  The results of these studies suggest that Sphingomab may be more effective in treating AMD than any of the drugs currently approved for treatment of this disease.  In well established animal models of AMD, treatment with Sphingomab  resulted in 50% to 98% inhibition of retinal lesions.

We believe that Sphingomab may also be useful in preventing heart failure after myocardial infarction (i.e., heart attack).  The results of pre-clinical studies demonstrate compelling increases in both heart function and survivability after treatment with Sphingomab; we have strong evidence that suggests these favorable results are due to S1P’s role in contributing to excess and maladaptive scar formation after a heart attack.

Lpathomab

Lpathomab is a monoclonal antibody against LPA.  LPA has long been recognized as a robust tumorigenic agent, contributing to the proliferation and metastasis of a wide range of tumors.  Because of its significant role in cancer, many other companies have tried unsuccessfully to create an antibody against LPA.  However, in 2006 Lpath became the first to generate functional monoclonal antibodies against LPA.  In 2007 we plan to complete the humanization and optimization of the anti-LPA antibody and to conduct preclinical efficacy and toxicology studies.

Business Strategy

Because of its long-standing focus on bioactive lipids as targets for human disease, Lpath has developed an expertise and various tools and technologies that position it for category leadership.  Lpath is exploring the best opportunities for commercial products, taking advantage of (i) its strong intellectual property surrounding sphingolipids, an important category of lipids and (ii) its proprietary, innovative ImmuneY2™ process that gives it the unique ability to develop mAbs against bioactive lipid targets.

The primary focus of Lpath is the opportunity offered by Sphingomab.  Having validated Sphingomab as a drug candidate to treat various forms of cancer, AMD, and heart failure, Lpath successfully humanized the antibody in 2006.  Cell-line development and scaled-up manufacturing of the humanized form of Sphingomab is now in process, and Lpath plans to begin clinical evaluation of the antibody in cancer patients late in 2007 or early 2008.

Lpath also plans to initiate clinical trials of this antibody as a treatment for AMD in early 2008. We hope to eventually demonstrate that Sphingomab is more efficacious than current (and prospective) commercial products against AMD, given that Sphingomab has three mechanisms of action (anti-angiogenesis, anti-scar formation, and anti-inflammatory), whereas current products have but one (anti-angiogenesis). Further, Lpath will explore other disease targets for Sphingomab, including various auto-immune and inflammatory diseases.

During 2007, Lpath will also continue to execute the preclinical development plan for its second drug candidate, Lpathomab.  Key objectives for this product candidate in the 2007 year include conducting in vivo safety and efficacy studies to validate Lpathomab as potential treatment for cancer, completing the humanization and optimization of the anti-LPA antibody, and beginning the preclinical studies required by the United States Food and Drug Administration (“FDA”) as a prerequisite to human clinical trials.

As the preclinical and clinical testing of Sphingomab and Lpathomab move forward, Lpath intends to leverage its proprietary ImmuneY2 process by adding novel bioactive-lipid-oriented  products to its therapeutic pipeline.  In this regard, Lpath hopes to develop antibodies against other bioactive lipid targets, with the intention of using those antibodies as molecular sponges to selectively absorb harmful lipids from serum and other tissues, much as Sphingomab and Lpathomab do.

Manufacturing, Development, and Commercialization  Strategy

Under the planning and direction of key personnel, Lpath expects to outsource our Good Laboratory Practices (“GLP”) preclinical development activities (e.g., toxicology) and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. Manufacturing will also be outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through third-party contracting as well.  Alternatively, products could be licensed to third parties who would then market, sell, and distribute the Lpath products in exchange for some combination of up-front payments, royalty payments, and milestone payments.

Market and Competitive Considerations

The mAb Antibody Market

Cancer is the second leading cause of death in the U.S.  Recently, the overall health burden of cancer was estimated to be in excess of $170 billion.  This great personal and societal burden has resulted in cancer becoming a major focus of R&D programs for both the U.S. government and pharmaceutical companies.  These programs reflect an unprecedented effort to discover, develop, and market cancer therapeutics, a market estimated to be almost $25 billion today and one that is expected to grow at a rate of 12.5% and reach almost $35 billion by the year 2010.

Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the incidence of the disease.  There are still over one million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone.  This is a dramatic demonstration that, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat the disease remain elusive.  Further, traditional therapeutic agents are commonly plagued with severe side effects.  Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer.  Among these new “innovative therapies” are gene therapy and therapeutic proteins such as mAbs.

The first mAb used clinicically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997.  Since then, the sales level of this antibody has reached over $2 billion per year.  In addition, Genentech’s newer mAb, Avastin, is estimated to reach an annual sales level of $4-6 billion by 2009.  These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, 17 other mAbs have since been approved for marketing, including seven that are approved for cancer.  The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the  specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity.   For cancer alone, there are currently more than 270 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics.  Consequently, mAbs are poised to become a major player in the treatment of cancer.

Comparative Therapeutic Advantages of Sphingomab

Lpath has developed a mAb against an important tumor growth factor, S1P.  We believe that this antibody will be effective in reducing the four major processes of cancer progression:  tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death.  To date, there is only one other mAb on the market or in clinical trials that has been proven to reduce more than one type of tumor-promoting effect in a broad range of cancers.  The company believes that the anti-S1P mAb can decrease cancer progression by mitigating all four processes, giving Sphingomab a competitive advantage over the therapeutic antibody approaches currently on the market.

Most therapeutic mAbs on the market and in clinical trials are directed against protein targets;  Sphingomab, however, is directed against a lipid, giving the antibody significant therapeutic advantages:

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

(ii)                                  As a single molecular species, S1P is not expected to change its chemical structure as do many protein targets when transformed cells attempt to resist a therapy by mutating the target.  Consequently, Lpath believes that patients with cancers who undergo an anti-S1P therapy will not as easily experience resistance to therapy as occurs with most other therapeutics.

(iii)                               An additional competitive therapeutic advantage of Sphingomab is that S1P normally resides in the systemic circulation, giving the antibody easy accessibility to its target. Lpath believes that, as Sphingomab sponges S1P from the circulation, it may act as a concentration sink to draw S1P out from tumors where the local concentrations of S1P may be quite high.

(iv)                              We believe that Sphingomab’s ability to create a concentration gradient may be particularly useful in drawing S1P out of brain tumors.  Therapeutic antibodies usually have limited ability to cross the blood-brain barrier.  Unlike circulating protein targets, S1P is a small lipid and can cross the blood brain barrier with ease. Consequently, Sphingomab does not need to cross the blood brain barrier and could draw S1P from the cerebral fluid, depriving brain tumors of the S1P growth factor. For most other solid tumors, Sphingomab would presumably have accessibility to the tumor itself through the profuse blood-supply characteristic of fast growing tumors. Regarding circulating tumors such as myelomas and leukemias, Sphingomab could reduce effective levels of S1P in the same compartment (i.e., blood) where the tumor cells commonly reside.

(v)                                 The affinity of Sphingomab for its target is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

Comparison with Avastin

The humanized mAb Avastin and the murine form of Avastin, A.4.6.1, are directed against VEGF, a pro-angiogenic factor.  Avastin has been shown to reduce tumor growth by 25-95% in murine xenografts of 13 different human tumor types.  However, the inhibition is greatly dependent upon the initiation of treatment.  If treatment was initiated during inoculation of tumor cells, then inhibition of tumor progression is dramatic (near 95%); while alternatively, if treatment was initiated after tumor establishment (100mm3), the level of inhibition was less complete (25%) and tumors escaped from the inhibition.  This phenomenon could be explained by molecular and cellular alterations resulting from genomic instability and/or increased mutation rates in the tumor cells.  This may provide a molecular framework for a compensatory up-regulation of angiogenic molecules other than VEGF, or alternatively, for the down-regulation of anti-angiogenic genes under growth-selective conditions.  Such escape could also be mediated by increased production of VEGF by the stroma of the host, because Avastin and A.4.6.1 do not neutralize mouse VEGF.  Therefore in some of these models it may be necessary to block the tumor (human) and host (mouse) VEGF for maximum tumor-growth inhibition.  A potential competitive advantage of Sphingomab over Avastin is that S1P does not suffer from this species-specificity problem, i.e., mouse S1P and human S1P are the same molecular form, and there are no other isoforms. By contrast, there are 5 VEGF isoforms and about the same number of splice variants, as well as all of the different mouse variants. Thus, we believe that animal studies performed with Sphingomab will more likely reflect success in human trials, all other things being equal.  All things may not be equal in that S1P is in the same compartment (i.e., blood) as is the highest concentration of antibody.  So, the ability of Sphingomab to neutralize the target is made even easier. This, plus the fact that S1P is a lipid and is much smaller (300 Da) than VEGF (45,000 Da), may prove important in allowing Sphingomab to draw S1P out of tumors and tissues (e.g., brain) where the target might accumulate.

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future.  Other larger and well funded companies have developed and are  developing drugs that, if not similar in type to Lpath’s drugs, are designed to address the same patient or subject population.  Therefore, Lpath’s lead product, other products in development, or any other products Lpath may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use.  If a competitor’s product is better than Lpath’s, for whatever reason, then Lpath sales could be lower than that of competing products, if Lpath is able to generate sales at all.

In-licensed Technology

Lonza Biologics PLC

In August 2006 we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”).  In the Research Evaluation Agreement, Lonza granted to Lpath a non-exclusive license to use cell-line development technology owned by Lonza for research purposes.  The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $67,000 based on current exchange rates).  The license may be extended at Lpath’s discretion for additional one-year periods.  The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

Under the terms of the second license from Lonza, identified as the License Agreement, Lonza granted to Lpath a non-exclusive license, with right to grant and authorize sublicenses, to use Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale.  Pursuant to the terms of the License Agreement, Lpath is obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by Lpath or its affiliates, or by a contract manufacturer.  Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology.  Lpath may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination.  Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical Limited (“AERES”) to “humanize” the company’s Sphingomab drug candidate.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally generated in mice for potential human acceptance in a clinical trial.  The company paid AERES approximately $170,000 in 2005 and $664,000 in 2006.  The work performed by AERES was successfully completed in 2006.  Lpath could owe certain contingent amounts when and if a humanized version of Sphingomab passes through the various levels of the FDA drug-candidate-review and approval processes.  AERES will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Sphingomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. Since 1997, we have created a broad and deep intellectual-property position in the lysolipid signaling area.  As of April 13, 2007, we owned or had exclusively licensed more than 28 issued or pending patents in the United States, with comparable coverage in major foreign countries.  Seven issued or allowed patents provide ownership of anti-sphingolipid therapeutic antibodies as compositions of matter and methods to treat disease.  Several patents provide claims on sphingolipids and sphingolipid receptors as targets to treat cardiovascular diseases, cancer, inflammation, angiogenesis, and various diagnostic and drug-screening applications.  Lpath has other proprietary reagents and some small-molecule inhibitors that are being tested in discovery-stage studies.  The company believes that its patent estate will provide broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipids (or  their metabolites), for therapeutic, diagnostic, and screening purposes.

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

14.         7,169,390: Compositions and methods for the treatment and prevention of cancer, angiogenesis, and inflammation.

15.         20030026799: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

16.         20030096022: Compositions and methods for the treatment and prevention of cardiovascular diseases and disorders, and for identifying agents therapeutic therefor

Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all product manufacturing to a contract manufacturer of clinical drug products that operates at a manufacturing facility in compliance with current GMP.  We may also seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and the like.

In August, 2006 Lpath and Laureate Pharma, Inc. (“Laureate”) entered into a contract manufacturing agreement for the production of recombinant Sphingomab.  Under the terms of the agreement, Laureate will perform cell-line development, cell-line optimization, and upstream and downstream process development, followed by GMP manufacture of the product for use in clinical trials.  Unless terminated earlier, the agreement will expire on December 31, 2007.  Lpath may terminate the agreement at any time in our discretion by giving Laureate 90 days’ written notice of termination.  Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture, and marketing of pharmaceutical products.  These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of Lpath’s lead product Sphingomab (and any other products we may develop, acquire, or in-license).

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

•                  Submission to the FDA of an New Drug Application (“NDA”); and

•                  FDA review and approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on an expeditious basis, if at all.  Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.  In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

Lpath then submits the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials.  The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold.  In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.  Lpath’s submission of an IND may not result in FDA authorization to commence clinical trials.  All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations.  These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study.  The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research.  Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

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

Concurrent with clinical trials and pre-clinical studies, Lpath also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and management must develop methods for testing the quality, purity, and potency of the final products.  Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually.  For fiscal year 2007, that fee is $896,200.  In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  If the FDA approves the NDA, the product becomes available for physicians to prescribe.  Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product.  In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

If a medical device does not qualify for the 510(k) procedure, the FDA must approve a premarket approval application (“PMA”) before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of preclinical and extensive clinical studies. Before FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA quality system regulations.

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

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon Lpath’s activities.  Management cannot be certain that the FDA or any other regulatory agency will grant approval for the lead product Sphingomab (or any other products we may develop, acquire, or in-license) under development on a timely basis, if at all.  Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.  Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on Lpath’s business.

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

Lpath’s product candidates are also subject to a variety of state laws and regulations in those states or localities where Lpath’s lead product Sphingomab (and any other products we may develop, acquire, or in-license) will be marketed.  Any applicable state or local regulations may hinder Lpath’s ability to market Lpath’s lead product Sphingomab (and any other products we may develop, acquire, or in-license) in those states or localities.  In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries.  The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.  We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of Lpath’s potential products.  Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on Lpath’s business.  Management cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Employees

As of April 13, 2007 we employed 18 individuals, of whom 11 held advanced degrees.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with its employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of April 13, 2007 (biographical descriptions below which reference dates of such officer’s role in Lpath prior to the November 30, 2005 merger with Neighborhood Connections, Inc. relate to Lpath Therapeutics Inc., our predecessor entity):

Name	Age	Position
Scott R. Pancoast	48	President and Chief Executive Officer

Roger A. Sabbadini, Ph.D.	60	Vice President, Chief Scientific Officer

William A. Garland, Ph.D.	62	Vice President, Drug Development

Gary J.G. Atkinson	55	Vice President, Chief Financial Officer

Genevieve Hansen	43	Vice President, Research

Scott R. Pancoast
Chief Executive Officer, President, and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005, and as a Director of Lpath since 1998.  Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (WSIC), a private San Diego venture capital fund.  He has served as the CEO or interim CEO for six start-up companies, and has been a member of the board of directors for over 15 companies, including two public companies.  During 2005 and 2006 Mr. Pancoast continued to serve as the Executive Vice President of WSIC, which is owned by two individuals who, as of December 31, 2006, were Lpath’s largest stockholders.  Lpath was reimbursed by WSIC for the portion of his compensation and benefits corresponding to the time he devoted to WSIC matters.  Effective December 31, 2006, Mr. Pancoast resigned from his position at WSIC.  From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President — Operations and Chief Financial Officer.  He is a graduate of the Harvard Business School and the University of Virginia.

Roger A. Sabbadini, Ph.D.
Scientific Founder, Vice President, Chief Scientific Officer, and Director

Dr. Sabbadini founded Lpath Therapeutics, Inc. in 1997 and has served as the Chief Scientific Officer since its inception.  Dr. Sabbadini has been a professor of Biology at San Diego State University for over 27 years, and is the founder of three biotechnology companies incubated out of San Diego State University.  Dr. Sabbadini’s lab is focused on developing novel therapeutics for the treatment of sphingolipid-related diseases.  Dr. Sabbadini is a Charter Member of the SDSU Molecular Biology Institute and a Charter Member of the SDSU Heart Institute.  He holds a Ph.D. from the University of California, Davis.

William A. Garland, Ph.D.

Vice President, Drug Development

Dr. Garland joined Lpath in 2002 as Vice President of Research and Development.  In December 2005 he was appointed Vice President, Drug Development.  He also served as a Director of Lpath from 2002 to 2005. Dr. Garland has 27 years’ experience in the pharmaceutical industry, 17 of which were primarily in pre-clinical development, discovery support, and clinical pharmacology.  Dr. Garland is knowledgeable in all phases of drug development, from discovery to post-marketing. He has technical expertise in pharmacokinetics, drug metabolism, medicinal chemistry, regulatory science, and bioanalytical chemistry.  He earned a Ph.D. from the University of Washington.

Gary J.G. Atkinson

Vice President, Chief Financial Officer, and Secretary

Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005.  He has more than 20 years of financial management experience.  During 2006, Mr. Atkinson devoted a portion of his time to matters relating to WSIC.  Lpath was reimbursed by WSIC for the portion of his compensation and benefits corresponding to the time he devoted to WSIC matters.  Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company.  From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company.  He began his career with Ernst & Young, and holds a B.S. from Brigham Young University.

Genevieve Hansen

Vice President, Research

Dr. Hansen joined Lpath in March 2006 as an Executive Director of Research, and was promoted to Vice President of Research in October 2006.  Dr. Hansen has over 15 years of experience in biotechnology. Most recently, Dr. Hansen was director of protein therapeutics at Diversa Corporation where her group led multiple protein therapeutic programs in oncology, auto-immune disease, and anti-infectives. Prior to that, Dr. Hansen headed the immunology projects at Syngenta’s Genomics Center. From 1993 to 2001, Dr. Hansen held various positions at Novartis. Dr. Hansen holds a master in biochemistry and a Ph.D. in microbiology and genetics from the University of Paris and did her post-doctoral work at the Max-Planck Institute in Germany.

RISK FACTORS

We are a start-up company, and we may be unable to generate significant revenues and may never become profitable.

We are a start-up company that has generated less than $2 million in revenues to date.  All of our revenue has been from grants to support our research and development activities.  We expect to incur significant operating losses for the foreseeable future.  We may not be able to validate and market products in the future that will generate significant revenues.  In addition, any revenues that we may generate may be insufficient for us to become profitable.

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

We do not have any products in clinical trials.  Although our pre-clinical drug candidate, Sphingomab might ultimately show clinical relevance in multiple disease states, we have validated it only against cancer and only in animal models.

Our current diagnostic product, SphingoTest, is not in final commercial form, and it may not have broad market appeal until Sphingomab is further developed and validated as a drug candidate.

Our ImmuneY2 process of generating monoclonal antibodies against lipid mediators may not be successful against future targets.  As such, there can be no assurance that we will be able to develop a monoclonal antibody against our next target, and thus, Lpathomab may fail to become a drug candidate at all.

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries.  The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate, Sphingomab, will not be completed before 2010 at the earliest.  Significant delays may adversely affect our financial results and the commercial prospects for Sphingomab (or our other potential products or any other products we may acquire or in-license), and delay our ability to become profitable. Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The rate of completion of our clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for our lead product Sphingomab and any other products we may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

Our lead product candidate requires several additional processes before it is ready for an initial IND filing with the FDA; we may not successfully perform such processes, or the results from such processes may not support the filing of an IND.

Before beginning the regulatory-approval process for the commercial sale of Sphingomab for any therapeutic applications, we must perform a variety of pre-clinical studies, including tests that assess the toxicity and pharmacological properties of the drug candidate.  We may not be successful in completing these required studies.  In addition, we must successfully complete formulation and manufacturing-process-related tasks that collectively may fail to support the filing of an IND with the FDA.

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

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our lead product (or our other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products.  Such competition will cause a reduction in our revenues.

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

The manufacturing process of Sphingomab and any other therapeutic products we may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA.  We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our lead product Sphingomab and any other products we may develop or in-license and may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to have

Sphingomab and any other products we may develop or in-license manufactured would prevent us from successfully commercializing our proposed products.  Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our company’s shares.

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

Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of Health and Human Services (“HHS”) determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of our products, if commercialized, on a timely basis, or at all.  In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates.  In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services.  In certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services.  In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, it may adversely affect our business.  Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process.  If we are unable to obtain adequate reimbursement approval from Medicare and private payors for any of our products, or if the amount reimbursed is inadequate, our ability to generate revenue will be limited.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves our initial lead product, Sphingomab (or any other product we commercialize), physicians and patients may not accept and use it. Acceptance and use of Sphingomab, or any of our future products, will depend upon a number of factors including:

•                  perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•                  cost-effectiveness of our drugs or diagnostic products relative to competing products;

•                  availability of reimbursement from government or other healthcare payors for our lead product, Sphingomab—which is expected to cost as much as $30,000 or more per year of treatment—and any other products we commercialize

•                  effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would severely harm our business.

A primary source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

Although we have applied for many grants thus far and have been awarded five of them, in the future, the National Institutes of Health (“NIH”) may not find our grant applications worthy of such grants.  In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2005.  Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements.  There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

We were incorporated in 1997 but we have only a limited operating history from which to evaluate our business.  We have generated only $2 million in revenues to date, and have not received FDA approval for marketing any of our product candidates.  Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating.  Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our future success depends in a large part upon the continued service of key members of our senior management team.  In particular, our CEO Scott Pancoast, our founder and CSO Roger Sabbadini, Ph.D., our Vice President of Drug Development, William Garland, Ph.D., and our Vice President of Research, Genevieve Hansen, Ph.D. are critical to our overall management as well as the development of our technology, our culture and our strategic direction.  All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could materially harm our business.

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

We may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals, particularly in the Southern California area, is intense, and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

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

Our audited 2006 consolidated financial statements has a going concern qualification because, despite raising net proceeds of approximately $13.2 million in a private placement, a substantial portion of those proceeds will be consumed by the activities necessary to move our lead drug candidate into clinical testing, leaving us without any significant additional capital.

Even though we raised net proceeds of approximately $13.2 million in a private placement that we closed on April 6, 2007 (the “Private Placement”), which transaction includes a subsequent closing by June 30, 2007 at which we expect to raise an additional $2.8 million, the report of our independent registered public accounting firm covering our audited consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 stated that certain factors, including our net losses and our net cash used in our operating activities, when compared with our net cash position, raise substantial doubt as to our ability to continue as a going concern notwithstanding the proceeds from our private placement.  A substantial portion of the proceeds from the Private Placement (including the additional $2.8 million from the subsequent closing) have been allocated to pre-clinical activities and research and development scheduled to be conducted over the next 12 months.  Consequently, the amount of proceeds from the Private Placement (including the subsequent closing) not already allocated for projects will not substantially increase the amount of cash we have for our other operating activities, thus raising substantial doubt as to our ability to continue as a going concern.

As a result of the Private Placement, a small number of stockholders own a large percentage of our voting stock, and therefore, you will have minimal influence over stockholder decisions.

As a result of the shares of our common stock we issued in the Private Placement, a substantial portion of our outstanding common stock is now held by a small group of stockholders, who will retain significant control of Lpath for the forseeable future.  The investors in the Private Placement, our founders, executive officers, directors, and employees together now own more than 70% of the voting power of our outstanding capital stock.  Such concentration will become even greater at the Private Placement second closing which is expected to occur on or before June 30, 2007.  As a result of such ownership concentration, this small group of stockholders can  have significant influence over the management and affairs of our business.  They can also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.  In addition, in connection with the Private Placement and our financing that closed concurrently with our November 30, 2005 merger with Neighborhood Connections, Inc., certain large investors were granted additional rights and/or additional warrants that may further dilute other investor’s influence over stockholder decisions.

Our common stock is considered “a penny stock.”

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Following our reorganization and merger on November 30, 2005, the market price of our common stock has been less than $5.00 per share.  As a result of the Private Placement (including the subsequent closing), we will have almost doubled the number of shares outstanding by the issuance of approximately 17.7 million additional shares of common stock (which number does not include shares of our common stock issuable upon the exercise of warrants sold to investors in the Private Placement).  Consequently, it is likely that the market price for our common stock will remain less than $5.00 per share for the foreseeable future and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, if our common stock is traded on the OTC Bulletin Board as anticipated, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights.  As our products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of our technology such that we would be unable to continue using the technology without obtaining a license or settlement from third parties.  Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could cause us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation.  Any legal action against our company or our collaborators or us could lead to:

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

Although we have raised net proceeds of approximately $13.2 million and we expect to raise an additional $2.8 million by June 30, 2007, we will still require substantial additional financing in order to carry out our planned activities beyond June 30, 2008.

The amount of cash we had on hand as of March 31, 2007 was approximately $600,000.  Although we raised net proceeds of approximately $13.2 million in connection with the Private Placement that closed on April 6, 2007, and we expect to raise an additional $2.8 million at a second closing for the Private Placement by June 30, 2007, such amounts will not be sufficient to meet our longer-term cash requirements (beyond June 30, 2008) or cash requirements for the commercialization of certain products currently in development.  A substantial portion of the proceeds from the Private Placement (including proceeds from the second closing) have been allocated to pre-clinical activities and research and development scheduled to be conducted over the next 12 months.  Consequently, we will be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital necessary to cover the next five to ten year period during which we plan to conduct product development and FDA testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate.

We may incur significant or currently undeterminable costs in complying with environmental laws and regulations.

We use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. As appropriate, we will store these materials and wastes resulting from their use at our or our outsourced laboratory facility pending their ultimate use or disposal. We will contract with a third party to properly dispose of these materials and wastes. We will be subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may also incur significant costs complying with environmental laws and regulations adopted in the future.

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•                  price and volume fluctuations in the overall stock market from time to time;

•                  fluctuations in stock market prices and trading volumes of similar companies;

•                  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•                  general economic conditions and trends;

•                  sales of large blocks of our stock;

•                  departures of key personnel;

•                  changes in the regulatory status of our product candidate or clinical trials;

•                  announcements of new products or technologies,

•                  regulatory developments in the United States and other countries;

•                  failure of our common stock to be listed quoted on the Nasdaq Capital Market, American Stock Exchange or other national market system.

If additional authorized shares of our common stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price

We are authorized to issue 60,000,000 shares of common stock. As of April 13, 2007, and after  the Private Placement, there were an aggregate of 59,360,728 shares of our common stock issued and outstanding on a fully diluted basis. That total includes 4,709,996 shares of our common stock that may be issued upon the exercise of currently outstanding stock options and 15,179,466 shares of common stock that may be issued upon the exercise of current outstanding warrants. The exercise of options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises.  Prior to the second closing for the Private Placement, we will be seeking stockholder approval to amend our articles of incorporation to increase our authorized shares of Common

Stock to 100 million, which, when approved, will give us the ability to issue a substantial number of shares of Common Stock in the future.  We are also unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

A limited public trading market may cause volatility in the price of our common stock.

Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 6, 2005 and is quoted under the symbol LPTN. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be sustained in the future. The NASD has enacted recent changes that limit quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than a listing on the NASDAQ Stock Markets or other national securities exchange. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•                  the issuance of new equity securities pursuant to a future offering;

•                  competitive developments,

•                  variations in quarterly operating results

•                  change in financial estimates by securities analysts;

•                  the depth and liquidity of the market for our common stock;

•                  investor perceptions of our company and the technologies industries generally; and

•                  general economic and other national conditions.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded.

Because our common stock is not listed for trading on the Nasdaq Global Market, Nasdaq Global Select Market, or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, in transactions similar in size and scope to the Private Placement, which may be subject to registration rights (as in the Private Placement). The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock.

Our Certification of Incorporation provide for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Certificate of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval.  Pursuant to agreements with us, until November 30, 2007 some of our investors have pre-emptive rights with respect to the issuance of additional shares of capital stock in most capital raising transactions (which includes preferred stock)..

We do not intend to pay dividends.

We have never declared or paid any dividends on our securities. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2.                  DESCRIPTION OF PROPERTY

Our administrative offices and research facilities are located in San Diego, California. We lease approximately 7,300 square feet of laboratory and office space.  This lease arrangement expires in October 2010.  Approximately 2,000 square feet of the facility is subleased to a company that is co-owned by Lpath’s two largest stockholders.  The terms of this sublease, in general, are identical to the terms of the company’s direct lease.

ITEM 3.                  LEGAL PROCEEDINGS

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since December 1, 2005, our common stock has traded under the symbol “LPTN.OB” on the Over-the-Counter Bulletin Board.  Prior to the effectiveness of the Merger between Neighborhood Connections, Inc. and our predecessor company Lpath Therapeutics Inc. on November 30, 2005, our common stock was registered to be traded under the symbol “NBHC” on the Over-the-Counter Bulletin Board.  However, from January 2003, when our common stock was cleared for trading, through November 30, 2005 no shares were traded.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	2006		2005
	High	Low	High	Low
First quarter	$1.70	$1.25	—	—
Second quarter	$1.97	$1.17	—	—
Third quarter	$1.40	$0.80	—	—
Fourth quarter	$1.05	$0.65	$1.65	$1.10

As of April 13, 2007 we had approximately 187 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.  We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.  The closing price of our common stock on April 13, 2007 was $1.25 per share.

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

Overview

Lpath Therapeutics, Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former stockholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Annual Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, Sphingomab™, is a humanized monoclonal antibody against a validated cancer target, sphingosine-1-phosphate (S1P), and has demonstrated compelling results in preclinical studies against multiple forms of cancers, against age-related macular degeneration (AMD), and against heart failure.  Our second product candidate, Lpathomab™, is a monoclonal antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types and a significant contributor to neuropathic pain.  We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P and LPA.  These unique antibodies were produced using our ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the ImmuneY2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby creating a potential pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of December 31, 2006, Lpath had an accumulated deficit of approximately $13.1 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $1.7 million in revenue to date from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.  Lpath does not expect to generate any significant revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, research supplies and materials, external costs associated with its drug discovery research, and external costs incurred in preparation for clinical development, including preclinical testing and regulatory expenses.  Lpath’s historical research and development expenses are principally related to the research and drug discovery efforts in creating its lead product candidate, Sphingomab .

Lpath charges all research and development expenses to operations as incurred.  Lpath expects its research and development expenses to increase significantly in the future as its product candidates move through pre-clinical testing and into clinical trials.

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

Lpath expects its research and development expenses to be approximately $24 million over the two year period ending December 31, 2008.  This estimate includes the expenses to complete preclinical testing and initiate clinical trials for Sphingomab, our most advanced product candidate, as well as to initiate preclinical testing of our second product candidate, Lpathomab.  Lpath expects these expenditures to increase as it continues the advancement of its product development programs. To date, Lpath has not yet initiated clinical trials for any of its product candidates.  The lengthy process of completing clinical trials and seeking regulatory approval for its product candidates typically requires expenditures in excess of approximately $50 million.  Any failure by Lpath or delay in completing clinical trials, or in obtaining regulatory approvals, would cause Lpath’s research and development expenses to increase and, in turn, have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

General and Administrative Expenses

Lpath’s general and administrative expenses principally comprise salaries and benefits and professional fees related to Lpath’s administrative, finance, human resources, legal, and internal systems support functions.  In addition, general and administrative expenses include insurance and an allocated portion of facilities costs.

Lpath anticipates increases in general and administrative expenses as it adds personnel, becomes subject to the Sarbanes-Oxley compliance obligations applicable to publicly-held companies, and continues to develop and prepare for the commercialization of its product candidates.

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

Stock-Based Compensation

Lpath accounts for employee stock options using the fair-value method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”  Other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services Lpath receives are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrant or similar equity instruments issued have been estimated based on the Black-Scholes option pricing model.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2006, Lpath had federal and state net operating loss carryforwards of approximately $12.8 million and $12.7 million, respectively.  Under current law, the federal net operating loss carryforwards are available to offset taxable income through 2026 and California net operating loss carryforwards may be available to offset taxable income through 2016, if not utilized.

As of December 31, 2006, Lpath also had federal and California research and development tax credit carryforwards of $373,000 and $341,000, respectively.  These tax credits may be available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath’s financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.  Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. If a change in Lpath’s ownership is deemed to have occurred or occurs in the future, Lpath’s ability to use its net operating loss and tax credit carryforwards in any fiscal year may be significantly limited.

Results of Operations

Years Ended December 31, 2006 and December 31, 2005

Grant Revenue. Grant revenues were $0.5 million for the year ended December 31, 2006, compared with $0.7 million for the year ended December 31, 2005.  The $0.2 million decrease is a result of reduced levels of effort on certain grants and the completion of a grant during 2006.

Research and Development Expenses.  Research and development expenses were $4.0 million for the year ended December 31, 2006, compared with $1.5 million for the year ended December 31, 2005, an increase of $2.5 million.  Outside service expenses increased by approximately $1.6 million primarily due to the work required in the humanization phase of monoclonal antibody development; Lpath contracted with a biomedical research company to perform this task.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  Employee compensation and benefits expense increased by approximately $0.5 million commensurate with the increase in research and development staffing.  The amount spent for research supplies and materials increased approximately $0.2 million as we increased the level of effort on key drug discovery and development projects.  The move, in the fourth quarter of 2005, into new lab and office space resulted in an increase of $0.2 million in facilities and related expenses for the 2006 year as compared to 2005.  Stock-based compensation expense, related to stock option grants to both employees and consultants, for the year ended 2006 increased $7,000 over the prior year.

General and Administrative Expenses.  General and administrative expenses were $2.2 million for the year ended December 31, 2006, compared with $1.7 million for the year ended December 31, 2005.  The net increase of approximately $0.5 million was due to increases in employee compensation, and the costs of outside services necessary to support a publicly-traded company, including legal, accounting, investor relations, stock administration services, and liability insurance for directors and officers.  Employee compensation expense increased by approximately $0.4 million reflecting the fact that certain members of our management team were not full-time employees in 2005.  Lpath hired its CEO in March 2005, but he did not become a full-time employee until January 2006.  Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $0.5 million.  The increase in general and administrative expenses was partially offset by a decline of $0.1 million in stock-based compensation expense, related to stock option grants to both employees and consultants, and $0.3 million in expenses associated with our 2005 reverse merger.

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”),  owned by two individuals who, as of December 31, 2006, were Lpath’s largest stockholders.  The terms of the sublease, in general, are the same as the terms of the company’s direct lease.  In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC.  Certain WSIC employees also provide services to Lpath.  Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity.  During 2006, WSIC reimbursed Lpath $140,489 for investment oversight expenses, $56,671 for lease and facility related expenses, $49,805 for accounting and other administrative services, and $22,797 for facility related capital expenditures.  During 2005, WSIC did not make any payments to Lpath.  During 2006 and 2005, Lpath reimbursed WSIC $76,692 and $215,484, respectively, for accounting and administrative expenses.  The decrease of $138,792 in accounting and administrative expenses reimbursed by Lpath to WSIC was primarily due to the fact that Lpath’s CEO was an employee of WSIC throughout 2005.

Interest Income.  Interest income was $161,000 for the year ended December 31, 2006, compared with $8,000 for the year ended December 31, 2005.  The $153,000 increase was principally a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense was zero for the year ended December 31, 2006, compared with $157,000 for the year ended December 31, 2005.  Lpath’s interest expense during 2005 primarily resulted from borrowings on convertible notes payable.  In conjunction with the 2005 Merger, all of the convertible notes, together with the accumulated accrued interest, were converted into common stock of Lpath, Inc.  Thus, as of December 31, 2005 and through December 31, 2006, no balances remained outstanding under the convertible notes, and subsequently no interest expense was incurred.

Liquidity and Capital Resources

Recent Financing

On April 6, 2007, Lpath received gross proceeds of $13,898,741 in the first closing of a private placement of shares of common stock and warrants.  The investors in this transaction have committed to invest a total of $16,847,000 in Lpath’s Class A common stock.  In this first closing, Lpath issued 14,630,251 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 5,120,590 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire on April 6, 2012.  Before the second closing can take place Lpath’s stockholders must vote to authorize an increase in the total number of authorized shares of Class A common stock and the total number of shares available for issuance under the 2005 Plan.  The stockholders vote is expected to take place before June 30, 2007.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled approximately $700,000, including placement agent fees totaling approximately $550,000 and legal and other fees totaling approximately $150,000. In addition, 1,271,536 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire on April 6, 2012.

Liquidity and Capital Resources as of December 31, 2006

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through December 31, 2006, Lpath had received net proceeds of approximately $12.6 million from the sale of shares of preferred stock and common stock and from the issuance of convertible promissory notes.  As of December 31, 2006, Lpath had cash and cash equivalents totaling apporximately $1.4 million.

For the year ended December 31, 2006, we used net cash of $4.5 million for operating activities compared to $1.3 million in 2005.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the product development activities for Sphingomab, increased headcount, and the costs of consultants and outside services, as well as increased legal, accounting, and other fees associated with managing a public company and expanding financing efforts.

Net cash used in investing activities during 2006 amounted to $293,000 compared to $147,000 in 2005.  This increase was primarily due to the purchase of $181,000 of equipment utilized in research and development activities.  We also incurred costs of $112,000 related to the filing and prosecution of patents.

Net cash provided from financing activities during 2006 totaled $0.9 million compared to $6.6 million in 2005.  During 2006 we sold common stock and warrants to purchase common stock for $0.9 million, net of issuance costs.

In August 2005 we entered into a five-year facilities lease.  A portion of the facility is subleased to a company that is co-owned by Lpath’s two largest stockholders.  The terms of this sublease, in general, are the same as the terms of the company’s direct lease.  The sublease was approved by the landlord.

The following table describes Lpath’s commitments to settle contractual obligations in cash as of December 31, 2006:

	Payments Due by Period
	Through December 2007	Through December 2008	Through December 2009	Through December 2010	Total
Operating lease obligations	$187,376	$190,460	$196,571	$168,053	$742,460

Sublease income	48,840	60,300	62,110	53,050	224,300

Total	$138,536	$130,160	$134,461	$115,003	$518,160

Lpath has entered into agreements with three biomedical research companies to utilize their proprietary processes and manufacturing capabilities to assist Lpath in preparing its lead drug candidate for clinical trials.  Lpath also plans to enter into agreements with third parties to perform specialized drug discovery tasks, manufacture our product candidates, conduct our preclinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In addition, under the terms of one of the existing collaboration agreements Lpath is obligated to make additional milestone payments upon the occurrence of certain product-development events.  Two of the agreements require specified royalty payments if the product is successfully commercialized.  The milestone payments and royalty payments under these agreements are not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii) seek regulatory approvals, and (iii) develop and commercialize our current product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.  The amount and timing of cash requirements will depend on regulatory and market acceptance of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercializtion activities required to support our product candidates.

We believe that our existing cash together with the net proceeds of approximately $13.2 million from the first tranche of the private placement completed in April 2007 as well as the anticipated proceeds of approximately $2.8 million from the second tranche of the private placement and approximately $1.4 million from the exercise of warrants expiring on May 31, 2007 to purchase Lpath Class A Common Stock will be sufficient to meet Lpath’s projected operating requirements at least through mid-2008.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from the proceeds of offerings of our equity securities.  In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements, and debt financing.  However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements.  In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Impact of Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreement in place as of December 31, 2006 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.  The company is currently assessing the impact of this FSP in relation to the registration obligations entered into in conjunction with our recent private placement.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is currently assessing the impact this pronouncement will have on its financial statements, if any.

Management believes that none of the following recent accounting pronouncements will have a significant impact on Lpath’s financial position or results of operations:

•                  SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, issued in

September 2006,

•                  SFAS No. 157 Fair Value Measurements, issued in September 2006,

•                  SFAS No. 155 Accounting for Certain Hybrid Financial Instruments-an amendment for FASB Statements No. 133 and 140, issued in February 2006, and

•                  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, issued in June 2006.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk.  To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds.  Our cash and investments at December 31, 2006 consisted primarily of cash in bank accounts.

ITEM 7.               FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant cash losses from operations since inception and expects to continue to incur cash losses from operations in 2007 and beyond.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LevitZacks

San Diego, California

April 9, 2007

LPATH, INC.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,361,214	$5,190,273
Grant revenue receivable	118,361	186,728
Prepaid expenses	201,175	127,076
Total current assets	1,680,750	5,504,077

Equipment, net	259,135	118,385
Patents, net	343,747	220,953
Deposits and other assets	70,603	101,486

Total assets	$2,354,235	$5,944,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$494,696	$347,597
Accrued expenses	300,763	247,037
Total current liabilities	795,459	594,634

Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares authorized; 24,616,393 shares issued and outstanding and 23,524,921 shares issued and outstanding at December 31, 2006 and 2005, respectively.	24,616	23,524

Additional paid-in capital	14,610,217	12,798,057
Accumulated deficit	(13,076,057)	(7,471,314)
Total stockholders’ equity	1,558,776	5,350,267

Total liabilities and stockholders’ equity	$2,354,235	$5,944,901

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2006 and 2005

	2006	2005

Grant revenue	$511,862	$743,273

Expenses:
Research and development expenses	4,044,947	1,482,410
General and administrative expenses	2,232,902	1,664,546

Total expenses	6,277,849	3,146,956

Loss from operations	(5,765,987)	(2,403,683)

Other income (expense):
Interest income	161,244	7,951
Interest expense	—	(157,125)
Beneficial conversion cost	—	(243,916)
Total other income (expense)	161,244	(393,090)

Net loss	(5,604,743)	(2,796,773)

Redeemable preferred stock accretion	—	(9,750)

Net loss attributable to common stockholders	$(5,604,743)	$(2,806,523)

Basic and diluted net loss per share	$(0.23)	$(0.68)

Weighted average number of common shares outstanding used in the calculation	24,457,418	4,122,319

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, Dec. 31, 2004	1,780,000	$1,780	$255,931	$(4,674,541)	$(4,416,830)

Common stock and warrants issued for cash, net of issuance costs	8,862,250	8,862	6,268,938		6,277,800
Conversion of Series A Preferred stock	10,053,183	10,053	3,991,970		4,002,023
Conversion of convertible notes payable into common stock and warrants including beneficial conversion cost of $243,916	1,328,488	1,328	1,266,916		1,268,244
Stock options exercised	1,000	1	99		100
Issuance of stock for merger with Neighborhood Connections, Inc.	1,500,000	1,500	(1,500)		-0-
Stock purchase warrants issued			184,206		184,206
Redeemable preferred stock accretion			(9,750)		(9,750)
Stock-based compensation			912,247		912,247
Estimated fair value of potential liability for liquidated damages			(71,000)		(71,000)
Net loss				(2,796,773)	(2,796,773)

Balance, Dec. 31, 2005	23,524,921	$23,524	$12,798,057	$(7,471,314)	$5,350,267

Common stock and warrants issued for cash, net of issuance costs	1,086,472	1,087	922,598		923,685
Stock options exercised	5,000	5	245		250
Stock-based compensation			818,317		818,317
Reversal of estimated fair value of potential liability for liquidated damages			71,000		71,000
Net loss				(5,604,743)	(5,604,743)

Balance, Dec. 31, 2006	24,616,393	$24,616	$14,610,217	$(13,076,057)	$1,558,776

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(5,604,743)	$(2,796,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	818,317	912,247
Beneficial conversion cost	—	243,916
Depreciation and amortization	49,566	81,176
Non-cash interest expense	—	155,614
Deferred rent expense	42,376	45,349
Changes in operating assets and liabilities:
Grant revenue receivable	68,367	(114,036)
Prepaid expenses	(74,099)	(119,354)
Deposits and other assets	—	(29,402)
Accounts payable and accrued expenses	240,332	309,615
Net cash used in operating activities	(4,459,884)	(1,311,648)

Cash flows from investing activities:
Equipment expenditures	(180,745)	(106,326)
Patent expenditures	(112,365)	(40,836)
Net cash used in investing activities	(293,110)	(147,162)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	923,685	6,277,800
Proceeds from options exercised	250	100
Proceeds from issuance of convertible notes payable	—	335,000
Net cash provided by financing activities	923,935	6,612,900

Net increase (decrease) in cash	(3,829,059)	5,154,090

Cash and cash equivalents at beginning of year	5,190,273	36,183
Cash and cash equivalents at end of year	$1,361,214	$5,190,273

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of common stock upon conversion of Redeemable Series A Convertible Preferred Stock	$—	$4,002,023
Issuance of common stock and warrants upon conversion of convertible notes and accrued interest including beneficial conversion cost of $243,916	$—	$1,268,244
Common stock warrants issued with convertible debt	$—	$122,721
Common stock warrant issued for lease guaranty	$—	$61,485
Estimated fair value of potential liability for liquidated damages	$(71,000)	$71,000
Incurred patent expenditures contained in accrued expenses	$20,000	$—

See accompanying notes to consolidated financial statements

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 — THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lpath, Inc. (“Lpath,” “we,” or “company”) is using its proprietary technology to discover and develop lipidomic-based therapeutics, an emerging field of medical science that targets bioactive signaling lipids to treat important human diseases.  Lpath has active programs in cancer, heart failure, and age-related macular degeneration.

Lpath Therapeutics Inc. (“LTI”), the predecessor company to Lpath, was founded in 1998. In 2005, LTI merged with a subsidiary of Neighborhood Connections, Inc. (“NCI”), a publicly traded corporation, to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former stockholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Annual Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the Merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

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

Cash and Cash Equivalents

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, grant revenue receivable, accounts payable, and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  Based on its review at the years ending December 31, 2006 and 2005, management did not believe that there was any impairment of the value of such assets.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent and is presented as a component of accrued expenses in the accompanying consolidated balance sheets.

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense based on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.  As of December 31, 2006, total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our stock option plan was $1.8 million, which we expect will be recognized over a weighted-average period of 2.3 years.  However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Revenue Recognition — Grant Revenue

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods.  Consequently, no income tax benefit has been recorded for the years ended December 31, 2006 and 2005.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income requires that comprehensive loss and its components be displayed as part of the full set of consolidated financial statements. Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss.  At December 31, 2006 and 2005, Lpath had no reportable differences between net loss and comprehensive loss.

Per Share Data

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, warrants, and convertible securities, outstanding during the period.  Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 12,941,299 for the twelve months ended December 31, 2006, and common stock equivalents of 4,458,867 from stock options and warrants for the twelve months ended December 31, 2005, are excluded from the calculation of diluted loss per share for all periods presented because the effect is anti-dilutive.

Impact of Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB

Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

Based on the registration rights agreement in place as of December 31, 2006 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.  The company is currently assessing the impact of this FSP in relation to the registration obligations entered into in conjunction with our recent private placement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is currently assessing the impact this pronouncement will have on its financial statements, if any.

Management believes that none of the following recent accounting pronouncements will have a significant impact on Lpath’s financial position or results of operations:

•                  SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, issued in September 2006,

•                  SFAS No. 157 Fair Value Measurements, issued in September 2006,

•                  SFAS No. 155 Accounting for Certain Hybrid Financial Instruments-an amendment for FASB Statements No. 133 and 140, issued in February 2006, and

•                  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, issued in June 2006.

Note 2 — GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. In the year ended December 31, 2006 Lpath incurred a net loss and utilized net cash in operating activities of $5,604,743 and $4,459,884, respectively.  In the year ended December 31, 2005 the company incurred a net loss and utilized net cash in operating activities of $2,796,773 and $1,311,648, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2007 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $1,361,214 as of December 31, 2006, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume more than $14,000,000 in 2007.  Additional capital will be required to continue to fund the company’s research and development projects in 2007 and beyond.  The company’s plans to bridge such cash shortfalls in 2007 include the following:

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

In April 2007, the company raised net proceeds of approximately $13.2 million from the first tranche of a private placement of common stock and warrants.  See Note 10 — Subsequent Events for the details of this financing.

Note 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
	December 31
	2006	2005
Equipment
Office furniture and fixtures	$14,200	$14,200
Laboratory equipment	316,674	200,119
Computer equipment and software	94,997	30,808
Leasehold improvements	4,207	4,207
	430,078	249,334
Less accumulated depreciation	(170,943)	(130,949)
Equipment, net	$259,135	$118,385

Patents
Patents	$378,814	$246,626
Less accumulated amortization	(35,067)	(25,673)
Patents, net	$343,747	$220,953

Note 4 — RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics PLC, entered into a License Agreement granting Lpath the use of certain proprietary drug candidate evaluation tools. The company paid Lonza Biologics PLC annual license fees totaling approximately $105,000 during 2006.

In August 2006, Lpath, and Laureate Pharma, Inc. entered into a Development and Manufacturing Services Agreement for the development, manufacture and storage of Lpath’s Sphingomab monoclonal antibody for use in clinical trials.  Lpath’s total costs for the development and manufacture of its Sphingomab monoclonal antibody, including raw materials and fill/finish, could approximate $3.0 million over the fifteen month period from January 2007 through March 2008.  The company paid Laureate Pharma approximately $175,000 during 2006.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab drug candidate.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial.  The company paid AERES approximately $664,000 and $170,000 for the years ended December 31, 2006 and 2005, respectively.  In addition, Lpath could owe certain contingent amounts when a humanized version of Sphingomab is developed and passes through the various levels of the FDA drug review and approval process.  AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of Sphingomab.

Prior to 2006, Lpath entered into a research agreement with San Diego State University (SDSU). Under the agreement, the company pays fees and cost reimbursements to SDSU in exchange for research facilities, equipment, supplies, and personnel.  Lpath is the sole owner of any discovery, invention, finding, data, or conclusion derived from the research. Total fees and cost reimbursements paid to SDSU were $117,683 and $180,597 for the years ended December 31, 2006 and 2005, respectively.

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

Note 5 — OPERATING LEASE

On August 12, 2005, the company signed a five-year lease for 7,300 square feet of laboratory and office space in a building located at 6335 Ferris Square, San Diego, California.  Western States Investment Corporation (WSIC), which is co-owned by Lpath’s two largest stockholders, has subleased approximately 2,000 square feet of the executive offices in this facility.  The terms of such sublease, in general, mirror the terms of the company’s direct lease. WSIC has the right to terminate the sublease should Lpath be purchased by or merged into another company.

Lpath’s rent expense totaled $277,000 and $93,000 for the years ended December 31, 2006 and 2005, respectively.  Lpath’s sublease income amounted to $58,000 and $19,000 for the years ended December 31, 2006 and 2005, respectively.

Future minimum payments and sublease income under the company’s non-cancelable operating lease and sublease are set forth in the following table:

	Lease	Sublease	Net Lease
Years ending December 31,	Obligation	Income	Obligation

2007	$187,376	$48,840	$138,536
2008	190,460	60,300	130,160
2009	196,571	62,110	134,461
2010	168,053	53,050	115,003
Total Future Minimum Lease Commitments	$742,460	$224,300	$518,160

Lease Guaranty — To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.

The warrant terms include an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.  This amount is being charged to rent expense over the term of the guaranty.

Note 6 — PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

In the first quarter of 2006 the company received gross proceeds of $1,032,140 from the sale of 543,236 units.  The price was $1.90 per unit.  Each unit included two shares of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.50 per share.  The warrants expire on September 30, 2010.  As a result of these private placements, 1,086,472 shares of common stock and 543,236 warrants were issued.

Stock issuance costs related to the 2006 private placements were paid in cash and warrants.  Cash expenses for these placements totaled $108,455 and were netted against the gross proceeds of the private placements.  Of the total cash expenses, $54,845 was paid to placement agents and $53,610 was paid for legal counsel and filing fees.  In addition, warrants to purchase 69,294 shares were issued to placement agents.  These warrants carry an exercise price of $0.95 per share.  Of the 69,294 warrants issued to placement agents, 22,988 expire on July 31, 2008, 23,400 expire on September 28, 2008, and 22,906 expire on September 30, 2010.

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

Stock issuance costs related to the November 2005 private placement were paid in cash and warrants.  Cash expenses for this transaction totaled $422,001, and were netted against the gross proceeds of the private placement.  Of the total cash expenses, $3,685 was paid for state filing fees and $418,316 was paid to placement agents.  In addition, 413,797 warrants were issued to placement agents.  These warrants carry an exercise price of $0.80 per share.  Of the 413,797 warrants issued to placement agents, 108,125 expire on May 30, 2008 and 305,672 expire on September 30, 2010.

In a separate financing, Lpath raised $650,000 between June 2005 and November 2005 from the sale of 130,000 units.  The price per unit was $5.00.  Each of these units included 10 shares of common stock and a warrant to purchase an additional 12 shares of common stock at an exercise price of $0.60 per share.  These warrants expire on May 31, 2007.  No fees were paid to placement agents in conjunction with this financing.

Note 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2006, there were no preferred stock shares issued or outstanding.

Stock Options

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan (“the plan”), which permits stock option grants to employees, outside consultants, and directors. There are 5,340,000 common shares authorized for grant under the plan. The plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock. All options granted to date have a ten-year life and vest over zero to four years.  As of December 31, 2006 a total of 877,032 shares of common stock were available for future grant under the plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2006	2005

Research and development General	$327,453	$320,057
General and administrative	490,864	592,190
Total stock-based compensation expense	818,317	912,247

The company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R.  Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options.

In accordance with the adoption of SFAS No. 123R on January 1, 2006, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated to be zero for the options granted during the year ended December 31, 2006.  Prior to the adoption of SFAS No. 123R, the company accounted for forfeitures as they occurred.

As of December 31, 2006 there was $1.8 million of total unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2.3 years.  Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2006 and 2005.

The following assumptions were used in the Black-Scholes model in calculating the fair value of options granted in the years ended December 31, 2006 and 2005:

	2006	2005

Estimated fair value of stock	$0.90 to $1.65	$0.05 to $1.60
Expected life of options (1)	10 years	10 years
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	4.89%	4.4%
Volatility (4)	100%	100%

(1)  The expected life of employee stock options represents the average of the contractual term of the options.

(2)  No cash dividends have been declared on the company’s common stock since the company’s inception, and the company currently does not anticipate paying cash dividends over the expected term of the option and the share purchase right.

(3)  The risk-free interest rate is based on ten year U.S. Treasury debt securities.

(4)  Volatility is estimated by management.  As of December 31, 2006 the company’s stock had only been trading in the public market for 13 months.  Due to the limited trading history of the company’s stock, this estimate considers both an average volatility of certain peers within the company’s industry sector as well as the historical volatility of the company’s stock.

Based on the above assumptions, the weighted-average grant date fair value of stock options granted was $1.18 per share in 2006 and $0.27 per share in 2005.

A summary of the stock option activity under the plan as of December 31, 2005 and 2006, and changes during the years then ended is presented below:

	Number of Shares	Weighted Ave. Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2004	1,171,000	$0.07

Granted	2,350,800	$0.39
Exercised	(1,000)	$0.10
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2005	3,520,800	$0.28

Granted	1,196,700	$1.29
Exercised	(5,000)	$0.05
Expired	—	—
Forfeited	(255,532)	$0.80

Outstanding at December 31, 2006	4,456,968	$0.52	7.90	$1,331,000

Exercisable at December 31, 2006	2,074,238	$0.27	7.01	$921,000

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date.  The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 29, 2006 (the last trading day of 2006) of $0.65 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2006 the company had 2,823,251 stock options outstanding with strike prices below the company’s market price of $0.65 on that date, of which 1,777,723 were exercisable.  The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $9,050 and $1,500, respectively.  Cash received from option exercises during the years ended December 31, 2006 and 2005 was $250 and $100, respectively.  Upon stock option exercises the company issues new shares of common stock.

The following is a summary of the status of options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.05 - $0.25	2,451,251	7.08	$0.11	1,655,785	$0.09
$0.26 - $0.50	—	—	—	—	—
$0.51 - $0.75	372,000	8.83	$0.64	121,938	$0.64
$0.76 - $1.00	784,017	9.15	$0.83	158,329	$0.80
$1.01 - $1.25	300,000	7.51	$1.25	50,000	$1.25
$1.26 - $1.50	484,700	9.40	$1.44	68,325	$1.43
$1.51 - $1.65	65,000	9.02	$1.65	19,861	$1.65

	4,456,968	7.90	$0.52	2,074,238	$0.27

Warrants

The following table summarizes Lpath warrants outstanding as of December 31, 2006:

Warrant Expiration Date		Number of Shares		Exercise Price per Share

May 31, 2007		1,560,000		$0.60

May 31, 2007		588,000		$0.80

May 30, 2008		108,125		$0.80

Jul 31, 2008		22,988		$0.95

Sep 28, 2008		23,400		$0.95

Apr 3, 2009		390,000		$0.05

Sep 30, 2010		305,672		$0.80

Sep 30, 2010		22,906		$0.95

Sep 30, 2010		5,294,855		$1.50

Oct 31, 2012		531,394		$0.16

	Total:	8,847,340	Weighted Average:	$1.11

Note 8 — INCOME TAXES

As of December 31, 2006, Lpath had federal net operating loss carryforwards of approximately $12.8 million that will expire beginning in 2018 and continue expiring through 2026.  As of December 31, 2006 the company’s California net operating loss carryforwards amount to approximately $12.7 million that will expire beginning in 2008 and continue expiring through 2016.  Portions of these net operating loss carryforwards may be used to offset future taxable income, if any.

As of December 31, 2006, Lpath also has federal and California research and development tax credit carryforwards of $373,000 and $341,000, respectively, available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Federal and state net operating loss carryforwards	$5,463,000	$3,119,000
Research and development credit carryforwards	714,000	428,000
Stock-based compensation	529,000	383,000
	6,706,000	3,930,000
Deferred tax liabilities:
State taxes	(526,000)	(311,000)
Patent costs	(147,000)	(95,000)
	(673,000)	(406,000)

Total deferred tax assets	6,033,000	3,524,000
Less valuation allowance	(6,033,000)	(3,524,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $2,509,000 in 2006, and by $1,505,000 in 2005.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded as of December 31, 2006 and 2005.  The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2006	2005

Federal tax benefit at statutory rate	$1,906,000	$951,000
Non-taxable grant income	174,000	253,000
State tax benefit, net	332,000	207,000
Adjustment to prior year NOLs	18,000	209,000
Non-deductible merger expenses	—	(116,000)
R&D credits	245,000	95,000
Non-deductible beneficial conversion costs	—	(83,000)
Employee stock-based compensation	(163,000)	(6,000)
Other permanent differences	(3,000)	(5,000)
Increase in valuation allowance	(2,509,000)	(1,505,000)

Provision for income taxes	$—	$—

Note 9 — RELATED PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who, as of December 31, 2006, were Lpath’s largest stockholders.  The terms of the sublease, in general, are the same as the terms of the company’s direct lease.  To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.  The warrant terms include an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.  This amount is being charged to rent expense over the term of the guaranty.

In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC.  Certain WSIC employees also provide services to Lpath.  Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity.

During 2006, WSIC reimbursed Lpath $140,489 for investment oversight expenses, $56,671 for lease and facility related expenses, $49,805 for accounting and other administrative services, and $22,797 for facility related capital expenditures.  There were no payments made by WSIC to Lpath during 2005.  During 2006 and 2005, Lpath reimbursed WSIC $76,692 and $215,484, respectively, for accounting and administrative expenses.  The decrease of $138,792 in accounting and administrative expenses reimbursed by Lpath to WSIC is primarily due to the fact Lpath’s CEO was an employee of WSIC throughout 2005.

As of December 31, 2006 WSIC owed Lpath $9,600 for investment oversight expenses, $15,337 for lease and facility related expenses, and $8,711 for accounting and other administrative services.  As of December 31, 2006 there are no amounts owed by Lpath to WSIC.

Note 10 — SUBSEQUENT EVENT

On March 8, 2007, our CEO and one of our directors agreed to commit up to an aggregate of $400,000 (the Commitment) in bridge debt financing to us, each committed up to $200,000.  A commitment fee of 4%, or $8,000, was due to each of these lenders as a result of their respective agreements to commit such funds.

In the event we draw down on any of the amounts committed, we will pay interest on such loans at the rate of 9% per annum and such loans shall be due upon the earlier of either September 30, 2007 or in the event we close on a significant financing round.  Any loans made to us pursuant to the Commitment shall be secured primarily by proceeds of our intellectual property assets.  We have also agreed to reimburse legal fees of up to $15,000 in connection with the Commitment.  Non-interested members of the company’s Board and Audit committees approved the Commitment and its terms.

On April 6, 2007, Lpath received gross proceeds of $13,898,741 in the first closing of a private placement of shares of common stock and warrants.  The investors in this transaction have committed to invest a total of $16,847,000 in Lpath’s Class A common stock.  In this first closing, Lpath issued 14,630,251 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 5,120,590 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire on April 6, 2012.  Before the second closing can take place Lpath’s stockholders must vote to authorize an increase in the total number of authorized shares of Class A common stock and the total number of shares available for issuance under the 2005 Plan.  The stockholders vote is expected to take place before June 30, 2007.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled approximately $700,000, including placement agent fees totaling approximately $550,000 and legal and other fees totaling approximately $150,000. In addition, 1,271,536 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire on April 6, 2012.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2006.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls during the fourth quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 8B.               OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth certain information regarding our directors and executive officers as of April 13, 2007

Name	Age	Position
Charles Mathews	69	Director

Donald R. Swortwood	66	Director

Jeffrey Ferrell	32	Director

Scott R. Pancoast	48	President, Chief Executive Officer, and Director

Roger A. Sabbadini, Ph.D.	60	Vice President, Chief Scientific Officer, and Director

William A. Garland, Ph.D.	62	Vice President, Drug Development

Gary J.G. Atkinson	55	Vice President, Chief Financial Officer

Genevieve Hansen	43	Vice President, Research

Charles A. Mathews

Director

Mr. Mathews has been the Chairman of Avanir Pharmaceuticals (AMEX:AVN-R), a drug development and marketing company, since March 2005.  He is an active private investor. Most recently, Mr. Mathews served as the past president of the San Diego Tech Coast Angels, part of an affiliation of over 200 accredited “angel” investors active in the life science and technology industries. From April 2002 until January 2004, Mr. Mathews served as the President and Chief Executive Officer of DermTech International, a privately held contract research organization focused on dermal and transdermal drugs. From 1996 to April 2002, Mr. Mathews was an independent management consultant, providing CEO-level consulting services to various public and private companies. He continues to serve as a director for several privately held companies.

Donald R. Swortwood

Director

Mr. Swortwood has served as Chairman and CEO of Western States Investment Corporation since its founding in 1977 and has been an active investor in California business for nearly thirty years. His investments have ranged from a business that developed novel technologies for the detection and treatment of gastro-esophageal reflux disease, which was sold to Medtronic; to a leader in SAN network-management-software solutions, which was sold to EMC; to a business that developed the first “ear thermometer,” which was sold to Wyeth. Currently, the Western

States portfolio of holdings includes a number of biotech and life science companies. Mr. Swortwood is a graduate of Stanford University.

Jeffrey Ferrell

Director

Mr. Ferrell oversees public and private healthcare investments for Global Trading Strategies, a principal investment group within Lehman Brothers. Prior to joining Lehman in 2001, he was a principal at Schroder Ventures Life Sciences in Boston. Ferrell graduated with an A.B. in Biochemical Sciences from Harvard University.

Scott R. Pancoast

Chief Executive Officer, President, and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005, and as a Director of Lpath since 1998.  Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (WSIC), a private San Diego venture capital fund.  He has served as the CEO or interim CEO for six start-up companies, and has been a member of the board of directors for over 15 companies, including two public companies.  During 2005 and 2006 Mr. Pancoast continued to serve as the Executive Vice President of WSIC, which is owned by two individuals who, as of December 31, 2006, were Lpath’s largest stockholders.  Lpath was reimbursed by WSIC for the portion of his compensation and benefits corresponding to the time he devoted to WSIC matters.  Effective December 31, 2006, Mr. Pancoast resigned from his position at WSIC.  From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President – Operations and Chief Financial Officer.  Mr. Pancoast currently serves on the board of iVOW, Inc. [NASDAQ: IVOW].   He is a graduate of the Harvard Business School and the University of Virginia.

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

William A. Garland, Ph.D.

Vice President, Drug Development

Dr. Garland joined Lpath in 2002 as Vice President of Research and Development.  In December 2005 he was appointed Vice President, Drug Development.  He also served as a Director of Lpath from 2002 to 2005. Dr. Garland has 27 years’ experience in the pharmaceutical industry, 17 of which were primarily in pre-clinical development, discovery support, and clinical pharmacology.  Dr. Garland is knowledgeable in all phases of drug development, from discovery to post-marketing. He has technical expertise in pharmacokinetics, drug metabolism, medicinal chemistry, regulatory science, and bioanalytical chemistry.  He earned a Ph.D. from the University of Washington.

Gary J.G. Atkinson

Vice President, Chief Financial Officer, and Secretary

Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005.  He has more than 20 years of financial management experience.  During 2006, Mr. Atkinson devoted a portion of his time to matters relating to WSIC.  Lpath was reimbursed by WSIC for the portion of his compensation and benefits corresponding to the time he devoted to WSIC matters.  Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company.  From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company.  He began his career with Ernst & Young, and holds a B.S. from Brigham Young University.

Genevieve Hansen

Vice President, Research

Dr. Hansen joined Lpath in March 2006 as an Executive Director of Research, and was promoted to Vice President of Research in October 2006.  Dr. Hansen has over 15 years of experience in biotechnology. Most recently, Dr. Hansen was director of protein therapeutics at Diversa Corporation where her group led multiple protein therapeutic programs in oncology, auto-immune disease, and anti-infectives. Prior to that, Dr. Hansen headed the immunology projects at Syngenta's Genomics Center. From 1993 to 2001, Dr. Hansen held various positions at Novartis. Dr. Hansen holds a master in biochemistry and a Ph.D. in microbiology and genetics from the University of Paris and did her post-doctoral work at the Max-Planck Institute in Germany.

There are no family relationships among any of the officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2006, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”)), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year, except for Geoffrey Swortwood (director) who filed his Form 4 late on August 7, 2006, David Purcell (director) who filed both his Form 3 and his Form 4 late on December 18, 2006, and Genevieve Hansen (vice president) who filed both her Form 3 and her Form 4 late on December 18, 2006.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

The Audit Committee

The Audit Committee of the Board of Directors, which currently consists of Mr. Mathews (director), recommends the firm to be employed as the company’s independent public accountants, and oversees the company’s audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

The current member of the Audit Committee is an “independent director” as defined under the marketplace rules of the Nasdaq Stock Market (Rule 4200).  The company’s Board of Directors has determined that Mr. Mathews is an “audit committee financial expert" within the applicable definition of the Securities and Exchange Commission.

The Audit Committee operates under a charter that was approved by the Board of Directors on April 25, 2006.  A copy of this charter was filed as Appendix B to the company’s Proxy Statement filed with the SEC on April 28, 2006 and incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our employees, officers and directors, a copy of which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended December 31, 2005 and is incorporated by reference herein.  This code constitutes a “code of ethics” as defined by the rules of the Securities and Exchange Commission.  This code also contains “whistle blower” procedures adopted by our audit committee regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters.

ITEM 10.               EXECUTIVE COMPENSATION

The following table summarizes the compensation that we paid to our Chief Executive Officer, and each of our two other most highly compensated executive officers during the year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards		All Other Compensation (6)		Total

Scott R. Pancoast	2006	$323,965	(1)	$25,000	(4)	$305,717	(5)	$8,800	(6)	$663,482
Chief Executive Officer and President
William A. Garland, Ph.D.	2006	$177,878	(2)	$—		$95,401	(5)	$—		$273,279
Vice President, Drug Development
Gary J.G. Atkinson	2006	$208,003	(3)	$—		$41,360	(5)	$5,969	(6)	$255,332
Vice President, Chief Financial Officer

(1)          Scott Pancoast, our CEO and President, will be paid a base salary of $330,000 per annum, effective as of January 1, 2006.  Mr.Pancoast will devote his full-time duties to the company, except that a portion of his respective time may be devoted to matters relating to Western States Investment Corporation (in which case, the company will be reimbursed by WSIC).  Mr. Pancoast may be granted annual bonuses and stock options at the discretion of the Board, upon review and recommendation by the Compensation Committee.

(2)          William Garland, our Vice President, Development will be paid a base of $170,000.00 per annum, effective as of January 1, 2006, pursuant to his consulting agreement.  Services rendered by Professor Garland in excess of 36 hours (up to 44 hours) per week will be compensated at the rate of $100 per hour and any hours in excess of 44 hours per week will be paid at $150 per hour.  Professor Garland was also granted stock options in connection with his consulting agreement.

(3)          Gary Atkinson, our Vice President and Chief Financial Officer, will be paid a base salary of $210,000 per annum, effective as of February 6, 2006.  Mr. Atkinson will devote his full time duties to the company, except that a portion of his respective time may be devoted to matters relating to Western States Investment Corporation (in which case, the company will be reimbursed by WSIC).  Mr. Atkinson may be granted annual bonuses and stock options at the discretion of the Board, upon review and recommendation by the Compensation Committee.

(4)   Scott R. Pancoast received a bonus in 2006 in recognition of his performance and achievements in 2005.

(5)          Pursuant to the provisions of SFAS No. 123R stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the service period, which generally represents the vesting period.  Option award compensation represents the aggregate annual stock compensation expense of the officer’s outstanding stock option grants.  Material terms of option awards for each of the named executive officers are set forth in the following table entitled “Outstanding Equity Awards at Fiscal Year-End 2006”.

(6)          Amounts represent company matching 401(k) contributions.

The following table details unexercised stock options for each of our Named Executives as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End 2006

Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options
	(#)	(#)		Option	Option
	Exercisable	Unexercisable		Exercise	Expiration
Name				Price	Date (1)

Scott R. Pancoast	54,167	145,833	(2)	$0.80	11/30/2015
	98,499	150,341	(2)	$0.22	5/16/2015
	275,000	325,000	(3)	$0.08	3/29/2015
	75,000	—		$0.05	8/25/2014
	10,000	—		$0.10	5/19/2009
	30,000	—		$0.10	3/22/2008
William A. Garland, Ph.D.	—	100,000	(2)	$1.25	3/3/2016
	27,083	72,917	(2)	$0.80	11/30/2015
	29,757	45,418	(2)	$0.22	5/16/2015
	28,125	21,875	(3)	$0.05	8/25/2014
	66,000	—		$0.05	9/9/2013
	100,000	—		$0.05	2/12/2013
Gary J.G. Atkinson	20,312	54,688	(2)	$0.80	11/30/2015
	65,625	159,375	(2)	$0.64	10/28/2015

(1)          For each option shown, the expiration date is the 10th anniversary of the date the option was granted.
(2)          One quarter of the shares vest one year from the date of grant, the remaining shares vest monthly over the following three years.
(3)          Shares vest monthly over four years.
Compensation of Directors

On March 4, 2006, our Board of Directors and its Compensation Committee finalized new compensation arrangements for our independent directors. The compensation arrangements became effective as of March 4, 2006 and shall apply only to our directors who qualify as an “independent director” as defined under the marketplace rules of the Nasdaq Stock Market (Rule 4200).  The terms of the compensation arrangements are as follows:

•                  Independent directors shall receive an annual payment of $25,000, which is payable in equal quarterly payments.

•                  Independent directors shall receive a stock option grant that vests monthly over a four-year period and is intended to be the sole non-cash compensation paid to independent directors. Independent directors are granted 50,000 stock options to purchase Common Stock under our 2005 Stock Option/Stock Issuance plan. The exercise price of such options are equal to the fair market value of the company’s common stock price as of the close of business on the day proceeding the date of grant.

Directors who are also executive officers of the company are not paid additional compensation for serving as directors.

Director Attendance At Annual Meeting

The company encourages members of the Board of Directors to attend annual meetings.   Part of that encouragement from the company consists of a reimbursement policy.  The company reimburses directors for reasonable out-of-pocket expenses incurred by directors in attending an annual meeting.

Director Compensation Fiscal Year 2006

Name	Fees Paid in Cash	Option Awards		Total
Charles A. Mathews	$14,583	$11,788	(1)	$26,371
Donald R. Swortwood	$4,125	$6,951	(2)	$11,076
Geoffrey C. Swortwood	$4,125	$6,951	(3)	$11,076
David R. Purcell	$—	$6,951	(4)	$6,951
John R. Lyon	$12,500	$12,619	(5)	$25,119

(1)          As of December 31, 2006 Mr. Mathews held 50,000 stock options, of which 9,375 were vested.  Mr. Mathews was elected to the Board on March 2, 2006.

(2)          As of December 31, 2006 Mr. Donald R. Swortwood held 50,000 stock options, of which 5,208 were vested.  Mr. Swortwood was elected to the Board on July 25, 2006.

(3)          As of December 31, 2006 Mr. Geoffrey C. Swortwood held 50,000 stock options, of which 5,208 were vested.  Mr. Swortwood was elected to the Board on July 25, 2006.

(4)          As of December 31, 2006 Mr. Purcell held 50,000 stock options, of which 5,208 were vested.  Mr. Purcell was appointed to the Board on July 25, 2006.

(5)          As of December 31, 2006 Mr. Lyon held 210,285 stock options, of which 128,404 were vested.  Mr. Lyon was a Lpath Board member from 1998 up until July 25, 2006 where he elected not to stand for re-election.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information on the beneficial ownership of Lpath’s Class A common stock by executive officers and directors, as well as stockholders who are known by us to own beneficially more than 5% of our common stock, as of April 13, 2007.  Except as listed below, the address of all owners listed is c/o Lpath, Inc., 6335 Ferris Square, Suite A, San Diego, CA  92121.

	Number of
	Shares		Percent of
	and Nature		Common
	of Beneficial		Stock
Name of Beneficial Owner	Ownership(1)		Outstanding(2)
Lehman Brothers Holdings Inc. 745 Seventh Avenue New York, NY 10019	9,378,889	(3)	22.4%
Donald Swortwood Director	5,533,568	(4)	13.7%
Letitia Swortwood Western States Investment Group 6335 Ferris Square, Ste A, San Diego, CA 92121	5,522,200	(5)	13.7%
WHI Growth Fund, L.P. 191 N. Wacker Drive, Suite 1500 Chicago, IL 60606	9,378,889	(6)	12.8%
Roaring Fork Capital SBIC, L.P. 800 East Prentice Ave., Ste 745 Greenwood Village, CO 80111	4,036,777	(7)	9.9%
E. Jeffrey Peierls (7) 73 S. Holman Way Golden, CO 80401	3,216,947	(8)	7.9%

Brian E. Peierls (8) 7808 Harvestman Cove Austin, TX 78731	3,101,775	(9)	7.7%
Johnson & Johnson Development Corp. One Johnson & Johnson Plaza New Brunswick, NJ 08933	2,012,544	(10)	5.0%
Scott Pancoast President, Chief Executive Officer and Director	770,992	(11)	1.9%
Roger Sabbadini, Ph.D. Founder, Chief Scientific Officer, and Director	1,258,443	(12)	3.2%
William Garland, Ph.D. Vice President, Drug Development	308,279	(13)	*%
Gary Atkinson Vice President and Chief Financial Officer	121,875	(14)	*%
Genevieve Hansen Vice President, Research	71,389	(15)	*%
Charles Mathews Director	15,625	(16)	*%
Jeffrey Ferrell Director	-0-		*%
All directors and executive officers as a group (eight persons)	7,942,761		19.0%

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

*Less than one percent.

(1)             A person is considered to beneficially own any shares: (i) over which the person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which the person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)             Percentage information is based on 39,471,266 shares of Class A Common Stock outstanding as of April 13, 2007, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of April 13, 2007.  Percentage information for each person assumes that no other individual will exercise any warrants and/or options.

(3)             Includes 2,431,564 shares of Class A common stock issuable upon the exercise of warrants.

(4)             Includes 866,085 shares of Class A common stock issuable upon the exercise of warrants, and 11,458 shares of Class A common stock issuable upon the exercise of outstanding options.

(5)             Includes 866,085 shares of Class A common stock issuable upon the exercise of warrants.

(6)             Includes 1,442,680 shares of Class A common stock and 504,938 shares of Class A common stock issuable upon the exercise of warrants owned directly by WHI Growth Fund, L.P.  Also includes 868,420 shares of Class A common stock and 303,947 shares of Class A common stock issuable upon the exercise of warrants held by WHI Morula Fund, LLC, 694,660 shares of Class A common stock and 243,131 shares of Class A common stock issuable upon the exercise of warrants held by WHI Select Fund, L.P., and 868,440 shares of Class A common stock and 303,954 shares of Class A common stock issuable upon the exercise of warrants held by Panacea Fund, LLC.  William Harris Investors, Inc., a registered investment advisor, serves as the General Partner for the WHI Growth Fund, L.P. and the WHI Select Fund, L.P.  They also serve as the Manager of WHI Morula Fund, LLC, and the Panacea Fund, LLC.

(7)             Includes 1,472,961 shares of Class A common stock issuable upon the exercise of warrants.

(8)             Includes 236,842 shares of Class A common stock and 120,395 shares of Class A common stock issuable upon the exercise of warrants owned directly by Mr. E. Jeffrey Peierls. Also includes 1,479,672 shares of Class A common stock and 742,886 shares of Class A common stock issuable upon the exercise of warrants held by The Peierls Foundation, Inc. (the “Foundation”), 152,105 shares of Class A common stock and 78,236 shares of Class A common stock issuable upon the exercise of warrants held by the U. D. Ethel Peierls Charitable Lead Unitrust (the “Unitrust”), and 301,342 shares of Class A common stock and 105,469 shares of Class A common stock issuable upon the exercise of warrants held by the following trusts: UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J. Peierls, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UD E.S. Peierls for E.F. Peierls, UW Jennie Peierls for B.E. Peierls, UW Jennie Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for EJP Art VI-Accum (the “Trusts”).  Mr. E. Jeffrey Peierls is the President and a Director of the Foundation, is a Co-Trustee of the Unitrust, and is a Co-Trustee of the Trusts and may be deemed to share indirect ownership of the securities owned by the Foundation, the Unitrust, and the Trusts however he has no pecuniary interest in the securities owned by the Foundation, the Unitrust, or the Trusts.

(9)             Includes 160,789 shares of Class A common stock and 81,276 shares of Class A common stock issuable upon the exercise of warrants owned directly by Mr. Brian E. Peierls. Also includes 1,479,672 shares of Class A common stock and 742,886 shares of Class A common stock issuable upon the exercise of warrants held by The Peierls Foundation, Inc. (the “Foundation”), 152,105 shares of Class A common stock and 78,236 shares of Class A common stock issuable upon the exercise of warrants held by the U. D. Ethel Peierls Charitable Lead Unitrust (the “Unitrust”), and 301,342 shares of Class A common stock and 105,469 shares of Class A common stock issuable upon the exercise of warrants held by the following trusts: UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J. Peierls, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UD E.S. Peierls for E.F. Peierls, UW Jennie Peierls for B.E. Peierls, UW Jennie Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for

EJP Art VI-Accum (the “Trusts”).  Mr. Brian E. Peierls is the Vice President and a Director of the Foundation, is a Co-Trustee of the Unitrust, and is a Co-Trustee of the Trusts and may be deemed to share indirect ownership of the securities owned by the Foundation, the Unitrust, and the Trusts however he has no pecuniary interest in the securities owned by the Foundation, the Unitrust, or the Trusts.

(10)       Includes 566,468 shares of Class A common stock issuable upon the exercise of warrants.

(11)       Includes 34,138 shares of Class A common stock issuable upon the exercise of warrants and 657,104 shares of Class A common stock issuable upon the exercise of outstanding options.

(12)       Includes 362,643 shares of Class A common stock issuable upon the exercise of outstanding options.

(13)       Includes 308,279 shares of Class A common stock issuable upon the exercise of outstanding options.

(14)       Includes 121,875 shares of Class A common stock issuable upon the exercise of outstanding options.

(15)       Includes 6,064 shares of Class A common stock issuable upon the exercise of warrants and 48,000 shares of Class A common stock issuable upon the exercise of outstanding options.

(16)       Includes 15,625 shares of Class A common stock issuable upon the exercise of outstanding options.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options		Weighted- Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	4,456,968	(1)	$0.52	(1)	877,032

Equity compensation plans not approved by security holders	—		—		—

Total	4,456,968		$0.52		877,032

(1)             During 2005 and 2006, 6,000 stock options had been exercised. In January 2007, we issued an aggregate of 461,400 stock options to our employees and outside consultants, which options were issued under our 2005 Stock Option/Stock Issuance Plan (a stockholder approved plan) (the “2005 Plan”).  Also in the first quarter of 2007, an aggregate of 164,622 stock options were exercised for common stock by a consultant, two former employees, and one of our executive officers.  Additionally, 43,750 stock options have been forfeited subsequent to December 31, 2006.  As a result of these grants, exercises, and forfeitures there are now 4,709,996 shares to be issued upon the exercise of outstanding options under equity compensation plans approved by security holders at a weighted average exercise price of $0.57.  As of the date of this filing 459,382 shares remain available for future issuance under Lpath’s stock option plan.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Prior to his appointment as our President and Chief Executive Officer, Scott Pancoast served as the Executive Vice President of Western States Investment Corporation (“WSIC”).  Until December 31, 2006 he also continued to serve as the Executive Vice President of WSIC.  During 2006, Lpath charged WSIC for a portion of Mr. Pancoast’s compensation and benefits, based on the proportion of his time committed to WSIC matters.  On December 31, 2006 Mr. Pancoast resigned from his position as an officer of WSIC, however he will continue to serve as a member of the board of directors of three WSIC portfolio companies.

Gary Atkinson was appointed Vice President and Chief Financial Officer of Lpath, Inc. in 2005.  Mr. Atkinson is directly employed by us, but will spend up to 20% of his time working on projects related to WSIC, for which we will charge WSIC.

On August 12, 2005, Lpath, Inc. signed a five-year lease for 7,300 square feet of laboratory and office space in a building located at 6335 Ferris Square, San Diego, California.  WSIC, which is co-owned by two individuals who were Lpath’s largest stockholders as of December 31, 2006, has subleased approximately 2,000 square feet of the executive offices in this facility.  The terms of such sublease, in general, mirror the terms of Lpath’s direct lease; however, WSIC has the right to terminate the sublease should Lpath be purchased by or merged into another company.

To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.  The warrant terms include an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.

We believe that each of the transactions set forth above were entered into on (i) terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by a majority (but no less than two) of our independent directors who did not have an interest in the transaction and who had access to our counsel at our expense.

Director Independence

We currently have two “independent directors” as defined under the marketplace rules of the Nasdaq Stock Market (Rule 4200), and three non-independent directors.  In assessing director independence, we follow the criteria of the Nasdaq Stock Market.  Our current independent directors are Charles Mathews and Jeffrey Ferrell.

ITEM 13.               EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005.

2.2

Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2

Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.7

Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No.1 and No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4

Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5*	Consultant Agreement dated July 1, 2005 between Lpath Therapeutics Inc. and William Garland.

10.6*	Consultant Agreement dated September 1, 2005 between Lpath Therapeutics Inc. and Roger Sabbadini.

10.7*	2005 Stock Option/Stock Issuance Plan.+

10.8#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.9**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.10**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.11**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.+

10.12**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

10.13

Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32	Section 906 Certification by CEO and CFO of Lpath, Inc.

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

+Management contract, or compensation plan or arrangement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the company by LevitZacks for the years ended December 31, 2006 and 2005, were:

	2006	2005

Audit Fees	$94,696	$68,903
Tax Fees	24,835	10,372
All Other Fees	5,323	—

Total	$124,854	$79,275

The Audit Fees for the years ended December 31, 2006 and 2005 were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Tax Fees for services rendered during the years ended December 31, 2006 and 2005 were for services related to tax return preparation and tax planning.

All Other Fees for services rendered during the years ended December 31, 2006 were for miscellaneous services.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The charter of the Audit Committee, which was adopted in April 2006, requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. All of the services performed by out independent registered public accounting firm during 2006 were pre-approved by the Audit Committee. During 2005, our sole director pre-approved all auditing services and permitted non-audit services rendered by Levitz, Zacks & Ciceric (the former name of Lpath’s current independent registered public accounting firm).

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 16, 2007 by the undersigned thereto.

LPATH, INC.
/s/ Scott R. Pancoast
Scott R. Pancoast, President and
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2007.

Signature	Title	Date
/s/ Scott R. Pancoast	President, Chief Executive	April 16, 2007
Scott R. Pancoast	Officer, and Director
(Principal Executive Officer)
/s/ Gary J. G. Atkinson	Vice President and Chief	April 16, 2007
Gary J. G. Atkinson	Financial Officer
(Principal Financial and
Accounting Officer)
/s/ Charles A. Mathews	Director	April 16, 2007
Charles A. Mathews
/s/ Donald R. Swortwood	Director	April 16, 2007
Donald R. Swortwood
/s/ Jeffrey Ferrell	Director	April 16, 2007
Jeffrey Ferrell
/s/ Roger A. Sabbadini	Director	April 16, 2007
Roger A. Sabbadini