Form 10QSB
period 2007-03-31
LPATH, INC
filed 2007-05-14
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of issuer’s outstanding common stock as of May 10, 2007 was 39,581,266.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

LPATH, INC.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LPATH, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$669,114	$1,361,214
Grant revenue receivable	—	118,361
Prepaid expenses	193,209	201,175
Total current assets	862,323	1,680,750

Equipment, net	259,274	259,135
Patents, net	356,884	343,747
Deposits and other assets	58,675	70,603

Total assets	$1,537,156	$2,354,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable – related parties	$100,197	$—
Accounts payable	1,538,667	494,696
Accrued expenses	386,030	300,763
Total current liabilities	2,024,894	795,459

Stockholders’ Equity:
Common stock - $.001 par value; 60,000,000 shares authorized; 24,841,015 shares issued and outstanding and 24,616,393 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	24,841	24,616

Additional paid-in capital	15,286,076	14,610,217
Accumulated deficit	(15,798,655)	(13,076,057)
Total stockholders’ equity	(487,738)	1,558,776

Total liabilities and stockholders’ equity	$1,537,156	$2,354,235

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Grant revenue	$196,981	$129,475

Expenses:
Research and development expenses	2,178,647	953,458
General and administrative expenses	733,750	550,541

Total expenses	2,912,397	1,503,999

Loss from operations	(2,715,416)	(1,374,524)

Other income (expense):
Interest income	9,015	53,241
Interest expense	(16,197)	—
Total other income (expense)	(7,182)	53,241

Net loss	$(2,722,598)	$(1,321,283)

Basic and diluted net loss per share	$(0.11)	$(0.06)

Weighted average number of common shares outstanding used to compute basic and diluted net loss per share	24,703,076	23,973,161

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,722,598)	$(1,321,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	624,709	369,190
Depreciation and amortization	21,317	8,965
Deferred rent expense	5,481	11,618
Changes in operating assets and liabilities:
Grant revenue receivable	118,361	109,268
Prepaid expenses	7,966	(96,285)
Deposits and other assets	2,601	—
Accounts payable and accrued expenses	1,120,293	44,668
Net cash used in operating activities	(821,870)	(873,859)

Cash flows from investing activities:
Equipment expenditures	(17,817)	(35,492)
Patent expenditures	(3,788)	—
Net cash used in investing activities	(21,605)	(35,492)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	—	923,685
Proceeds from issuance of notes payable to related parties	100,000	—
Proceeds from exercise of stock options and warrants	51,375	—
Net cash provided by financing activities	151,375	923,685

Net increase (decrease) in cash	(692,100)	14,334

Cash and cash equivalents at beginning of period	1,361,214	5,190,273
Cash and cash equivalents at end of period	$669,114	$5,204,607

Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$12,988	$—

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “we,” or “company”) is an emerging drug discovery company focused on bioactive signaling lipids as targets for treating and diagnosing important human diseases.  Lpath has active programs in cancer, heart disease, and age-related macular degeneration.

Lpath Therapeutics Inc. (“LTI”), a wholly owned subsidiary of Lpath, was founded in 1998. On November 30, 2005, LTI merged with a subsidiary of Neighborhood Connections, Inc. (“NCI”), a publicly traded corporation to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former shareholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger was treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the Merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

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

Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in Lpath’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Grant Revenue

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

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments.  The amounts reported for cash equivalents, grant revenue receivable, notes payable to related parties, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense based on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.  As of March 31, 2007, total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our stock option plan was $2.1 million, which we expect will be recognized over a weighted-average period of 2.3 years.  However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, warrants, and convertible securities, outstanding during the period.  As Lpath incurred net losses in the periods ended March 31, 2007 and 2006, we did not include common equivalent shares of 13,558,064 and 12,179,916, respectively, in the computation of diluted net loss per share because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreement in place as of March 31, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.  The company is currently assessing the impact of this FSP in relation to the registration obligations entered into in conjunction with our recent private placement.

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

Note 3 — SUBSEQUENT EVENT – RECENT FINANCING

On April 6, 2007, Lpath received gross proceeds of $13,898,741 in the first closing of a private placement of shares of common stock and warrants.  The investors in this transaction have, upon certain conditions, committed to subsequently invest an additional amount to a total of $16,847,000 in Lpath’s Class A common stock.  In this first closing, Lpath issued 14,630,251 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 5,120,590 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire on April 6, 2012.  Before the second closing can take place Lpath’s stockholders must vote to authorize an increase in the total number of authorized shares of Class A common stock and the total number of shares available for issuance under the 2005 Plan.  The stockholders vote is expected to take place before June 30, 2007.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled approximately $700,000, including placement agent fees totaling approximately $550,000 and legal and other fees totaling approximately $150,000. In addition, 1,271,536 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire on April 6, 2012.  All of the April 2007 warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the April 2007 warrants, then both the exercise price of the April 2007 warrants and the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit of $15,799,000 as of March 31, 2007. The company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future.  These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, LevitZacks, indicated in their audit report on the 2006 consolidated financial statements that there is substantial doubt about the company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2007 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $669,114 as of March 31, 2007, and raised net proceeds of approximately $13.2 million in April 2007 from the first tranche of a private placement of common stock and warrants (see Note 3 – Subsequent Event for the details of this financing), the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume approximately $15,000,000 in the next twelve months.  Additional capital will be required to continue to fund the company’s research and development projects beyond 2007.  The company’s plans to bridge such cash shortfalls include the following:

1.               Pursue additional fund raising activities from both existing and potential new investors.

2.               Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations.  In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs, and receive infusions of cash in the short term, and potentially in the long term as well.

3.               Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 5 – NOTES PAYABLE: RELATED PARTIES

On March 8, 2007, Scott Pancoast, our President and CEO, and Donald Swortwood, both being directors of the Company, agreed to commit up to an aggregate of $400,000 in bridge debt financing to us.  Mr. Pancoast and Mr. Swortwood each agreed to commit up to $200,000. A commitment fee of 4%, or $8,000, was due to each of Mr. Pancoast and Mr. Swortwood as a result of their respective agreements to commit such funds.  Non-interested members of our Board of Directors and Audit Committee approved the commitment and its terms.

On March 23, 2007, pursuant to their commitment to provide the bridge debt financing to us, we and Mr. Pancoast signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $50,000, and Donald Swortwood and Letitia Swortwood each signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $25,000.  The promissory notes bear interest at the rate of 9% per annum.  The terms of the promissory notes provide that the outstanding principal balance and all accrued but unpaid interest will be due upon the earlier of September 30, 2007, or the date of the next Qualified Financing Round (as defined in the promissory notes).  All of these promissory notes were repaid in full, together with accrued interest, on April 10, 2007, following the closing of the Private Placement on April 6, 2007.

Note 6 – STOCK BASED COMPENSATION

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan (“the plan”), which permits stock option grants to employees, outside consultants, and directors. There are 5,340,000 common shares authorized for grant under the plan. The plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock. All options granted to date have a ten-year life and vest over zero to four years.  As of March 31, 2007 a total of 459,382 shares of common stock were available for future grant under the plan.

The following table presents stock-based compensation expense as included in the company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006

Research and development General	$438,291	$220,563
General and administrative	186,418	148,627
Total stock-based compensation expense	624,709	369,190

The company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R.  Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options.

In accordance with the adoption of SFAS No. 123R on January 1, 2006, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.  As of March 31, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

As of March 31, 2007 there was $2.1 million of total unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2.3 years.  Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2007 and 2006.

The following assumptions were used in the Black-Scholes model in calculating the fair value of options granted in the three month period ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Estimated fair value of stock	$0.90	$1.25 to $1.65
Expected life of options (1)	10 years	10 years
Dividend yield (2)	0%	0%
Risk-free interest rate (3)	4.76%	4.00% to 4.40%
Volatility (4)	100%	100%

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

(4)  Volatility is estimated by management.  As of March 31, 2007 the company’s stock had only been trading in the public market for 16 months.  Due to the limited trading history of the company’s stock, this estimate considers both an average volatility of certain peers within the company’s industry sector as well as the historical volatility of the company’s stock.

Based on the above assumptions, for the three month periods ended March 31, 2007 and 2006 the per share weighted-average grant date fair value of stock options granted were $0.82 and $1.27, respectively.

A summary of the stock option activity under the plan for the three months ended March 31, 2007 is presented below:

	Number of Shares	Weighted Ave. Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,456,968	$0.52

Granted	461,400	$0.90
Exercised	(164,622)	$0.09
Expired	—	—
Forfeited	(43,750)	$1.40

Outstanding at March 31, 2007	4,709,996	$0.57	7.72	$3,288,259

Exercisable at March 31, 2007	2,376,874	$0.38	6.79	$2,076,180

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date.  The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on March 31, 2007 of $1.24 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At March 31, 2007 the company had 3,904,046 stock options outstanding with strike prices below the company’s market price of $1.24 on that date, of which 2,080,080 were exercisable.  The total intrinsic value of options exercised during the three month period ended March 31, 2007 and 2006 was $137,607 and zero, respectively.  Cash received from option exercises during the three month periods ended March 31, 2007 and 2006 was $15,375 and zero, respectively.  Upon stock option exercises the company issues new shares of common stock.

Note 7 – INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE

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

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have an impact on our results of operations or financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2006 Annual Report in the section entitled “Risk Factors.”

Overview

Lpath Therapeutics, Inc. (“LTI”), a wholly owned subsidiary of Lpath, was founded in 1998. On November 30, 2005, LTI merged with a publicly traded corporation, Neighborhood Connections, Inc. (“NCI”), to form Lpath (“the Merger”). Although NCI (which changed its name to Lpath, Inc. in connection with the Merger) acquired LTI as a result of the Merger, the former stockholders of LTI held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in LTI’s management and Board of Directors assuming operational control of Lpath, Inc. Accordingly, the Merger has been treated as a re-capitalization of LTI and the financial information presented here and elsewhere in this Quarterly Report reflects the historical activity of LTI, unless otherwise indicated. NCI conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of NCI’s operations are not reflected in the financial information of Lpath.

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

Lpath has incurred significant net losses since its inception. As of March 31, 2007, Lpath had an accumulated deficit of approximately $15.8 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $1.9 million in revenue to date from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.  Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

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

At this time, due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, Lpath is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for potential commercialization.  Clinical development timelines, the probability of success and development costs vary widely.  While Lpath is currently focused on advancing each of its product development programs, Lpath anticipates that it will continually make determinations as to the scientific and clinical success and assessments as to the commercial potential of each of its product candidates.  In addition, Lpath cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, Lpath cannot be certain when and to what extent it will receive cash inflows from the commercialization of its product candidates.

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

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

Grant Revenue. Grant revenue for the three month period ended March 31, 2007 increased to $197,000 from $129,000 for the three month period ended March 31, 2006.  The increase of $68,000 was primarily a result of receiving approval for an additional grant in January 2007.

Research and Development Expenses.  Research and development expenses increased from $953,000 for the first quarter of 2006 to $2,179,000 for the first quarter of 2007.  The increase of $1,226,000 reflects the progress of the company and its capabilities from the first quarter of 2006 to the first quarter of 2007.  Outside services expense increased by approximately $892,000 primarily due to the pre-clinical studies performed or initiated during the first quarter of 2007.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  Employee compensation and benefits expense increased by approximately $116,000, commensurate with the increase in research and development staffing.  The increase also included a $218,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses.  General and administrative expenses increased from $551,000 for the three month period ended March 31, 2006 to $734,000 for the three month period ended March 31, 2007.  Legal fees, accounting fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $101,000.  This increase was primarily due to the costs of outside services necessary to support a publicly-traded company, and to pursue corporate collaboration and financing opportunities.  Employee compensation and related benefit expense increased by approximately $44,000, reflective of the changes in general and administrative personnel between the two years.  Stock-based compensation charges also increased by $38,000 due to the increase in administrative headcount over the prior period.

Interest Income.  Interest income was $9,000 for the quarter ended March 31, 2007, compared with $53,000 for the quarter ended March 31, 2006.  The $44,000 decrease was principally a result of lower levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense was $16,000 for the quarter ended March 31, 2007, compared with zero for the quarter ended March 31, 2006.  Lpath’s interest expense during 2007 was a result of the bridge financing commitment fees and accrued interest.

Liquidity and Capital Resources

Recent Financing

On April 6, 2007, Lpath received gross proceeds of $13,898,741 in the first closing of a private placement of shares of common stock and warrants (“the Private Placement”).  The investors in this transaction have, upon certain conditions, committed to subsequently invest additional amounts up to a total of $16,847,000 in Lpath’s Class A common stock.  In this first closing, Lpath issued 14,630,251 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 5,120,590 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire on April 6, 2012.  Before the second closing can take place Lpath’s stockholders must vote to authorize an increase in the total number of authorized shares of Class A common stock and the total number of shares available for issuance under the 2005 Stock Option/Stock Issuance Plan.  The stockholders vote is expected to take place before June 30, 2007.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled approximately $700,000, including placement agent fees totaling approximately $550,000 and legal and other fees totaling approximately $150,000. In addition, 1,271,536 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire on April 6, 2012.  All of the April 2007 warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the April 2007 warrants, then either the exercise price of the April 2007 warrants or the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

Liquidity and Capital Resources as of March 31, 2007

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through March 31, 2007 Lpath had received net proceeds of approximately $12,600,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of March 31, 2007, Lpath had cash and cash equivalents totaling $669,114.

During the quarter ended March 31, 2007, we used net cash of $822,000 for operating activities compared to $874,000 in the first quarter of 2006.  The decrease in net cash used in operating activities was a result of the company allowing accounts payable to increase in anticipation of closing the Private Placement in April 2007.

Net cash used in investing activities during the first quarter of 2007 amounted to $22,000 compared to $35,000 in the first quarter of 2006.  Of the amount used for investing activities in the first quarter of 2007, $18,000 was used to purchase document management software to support our development activities and $4,000 was invested in the prosecution of additional patents.  In the comparable period of 2006 $35,000 was used to purchase new equipment.

Net cash provided from financing activities during the three month period ended March 31, 2007 totaled approximately $151,000 compared to $924,000 in the first three months of 2006.  During the first quarter of 2007 $15,375 was received from stock option exercises, $36,000 was received from warrant exercises, and $100,000 was borrowed under the terms of the promissory notes payable to related parties. In the first quarter of 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs.

In August 2005 we entered into a five-year facilities lease.  A portion of the facility is subleased to a company that is co-owned by two of Lpath’s largest shareholders.  The sublease was approved by the landlord.  The following table describes Lpath’s commitments to settle contractual obligations in cash as of March 31, 2007:

	Payments Due by Period
	Nine-months ended December 31, 2007	2008	2009	2010	Total

Operating lease obligations	$118,933	$206,372	$212,483	$182,639	$720,427

Sublease income	34,275	60,300	62,110	53,050	209,735

Total	$84,658	$146,072	$150,373	$129,589	$510,692

Lpath has entered into a collaboration agreement with another biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials.  Lpath has also entered into agreements with third parties to perform specialized drug discovery tasks, manufacture product candidates, conduct preclinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In addition, under the terms of the existing collaboration agreement Lpath is obligated to make additional milestone payments upon the occurrence of certain product-development events and certain royalty payments.  These milestone payments and royalty payments under Lpath’s license agreements are not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

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

We believe that our existing cash together with the net proceeds of approximately $13.2 million from the first tranche of the private placement completed in April 2007 as well as the anticipated proceeds of approximately $2.8 million from the second tranche of the private placement and approximately $1.4 million from the exercise of warrants expiring on May 31, 2007 to purchase Lpath Class A Common Stock will be sufficient to meet Lpath’s projected operating requirements into the second quarter of 2008.

Until we can generate significant cash other than from infusions of equity, we expect to continue to fund our operations with the proceeds from offerings of our equity securities, debt financing and strategic collaboration agreements.  However, we may not be successful in obtaining additional equity or debt financing or entering into collaboration agreements.  If we do enter into collaboration agreements, we may not be successful in receiving milestone or royalty payments under such executed collaboration agreements.  In addition, we cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreement in place as of March 31, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.  The company is currently assessing the impact of this FSP in relation to the registration obligations entered into in conjunction with our recent private placement.

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

Item 3.                                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.            LEGAL PROCEEDINGS

In the ordinary course of our business, we may become involved in various disputes regarding our business.  However, we do not believe that the ultimate resolution of any such dispute will be material to our business, financial condition, or results of operations.

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

Lpath, Inc.

Date: May 14, 2007	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)