Form 10QSB
period 2007-06-30
LPATH, INC
filed 2007-08-13
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of issuer’s outstanding common stock as of August 10, 2007 was 44,912,920.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

LPATH, INC.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$14,398,102	$1,361,214
Grant revenue receivable	152,939	118,361
Prepaid expenses	134,811	201,175
Total current assets	14,685,852	1,680,750
Equipment, net	280,124	259,135
Patents, net	411,399	343,747
Deposits and other assets	52,481	70,603
Total assets	$15,429,856	$2,354,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,420,022	$494,696
Accrued expenses	465,751	300,763
Total current liabilities	1,885,773	795,459
Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 and 60,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 44,820,802 and 24,616,393 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	44,821	24,616
Additional paid-in capital	32,815,031	14,610,217
Accumulated deficit	(19,315,769)	(13,076,057)
Total stockholders’ equity	13,544,083	1,558,776
Total liabilities and stockholders’ equity	$15,429,856	$2,354,235

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Grant revenue	$152,939	$184,659	$349,920	$314,134

Expenses:
Research and development expenses	2,827,863	1,090,047	5,006,510	2,043,505
General and administrative expenses	966,680	610,406	1,700,430	1,160,948
Total expenses	3,794,543	1,700,453	6,706,940	3,204,453

Loss from operations	(3,641,604)	(1,515,794)	(6,357,020)	(2,890,319)

Other income (expense):
Interest income	124,761	48,362	133,776	101,602
Interest expense	(271)	—	(16,468)	—
Total other income (expense)	124,490	48,362	117,308	101,602
Net loss	$(3,517,114)	$(1,467,432)	$(6,239,712)	$(2,788,717)

Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.19)	$(0.11)
Weighted average number of common shares outstanding used in the calculation	40,154,651	24,614,909	32,471,547	24,295,808

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, Dec. 31, 2006	24,616,393	$24,616	$14,610,217	$(13,076,057)	$1,558,776

Common stock and warrants issued, net of issuance costs	17,733,737	17,734	15,831,793		15,849,527
Warrants exercised	2,148,000	2,148	1,402,092		1,404,240
Stock options exercised	322,672	323	37,023		37,346
Stock-based compensation			933,906		933,906
Net loss				(6,239,712)	(6,239,712)
Balance, June 30, 2007	44,820,802	$44,821	$32,815,031	$(19,315,769)	$13,544,083

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,239,712)	$(2,788,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	933,906	566,702
Depreciation and amortization	58,352	19,805
Deferred rent expense	24,430	23,233
Changes in operating assets and liabilities:
Grant revenue receivable	(34,578)	2,069
Prepaid expenses	66,364	(6,856)
Deposits and other assets	1,361	—
Accounts payable and accrued expenses	1,057,607	258,150
Net cash used in operating activities	(4,132,270)	(1,925,614)

Cash flows from investing activities:
Equipment expenditures	(57,376)	(46,036)
Patent expenditures	(48,579)	(30,682)
Net cash used in investing activities	(105,955)	(76,718)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	15,841,690	923,685
Proceeds from exercise of stock options and warrants, net	1,441,586	250
Proceeds from issuance of notes payable to related parties	100,000	—
Repayment of notes payable to related parties, including loan fees	(108,163)	—
Net cash provided by financing activities	17,275,113	923,935
Net increase (decrease) in cash	13,036,888	(1,078,397)

Cash and cash equivalents at beginning of period	1,361,214	5,190,273
Cash and cash equivalents at end of period	$14,398,102	$4,111,876

Supplemental Schedule of Non-cash Investing and Financing Activities:
Reversal of estimated fair value of potential liability for liquidated damages	$—	$(71,000)
Incurred patent expenditures contained in accrued expenses	$25,038	$20,000
Common stock issued in payment of loan fees	$7,837	$—

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “we,” or “the company”) is an emerging drug discovery company focused on   bioactive signaling lipids as targets for treating and diagnosing important human diseases.  Lpath has active programs in cancer, heart disease, and age-related macular degeneration.

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

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments.  The amounts reported for cash equivalents, grant revenue receivable, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense based on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred.  Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods.  As of June 30, 2007, total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our stock option plan was $1.6 million, which we expect will be recognized over a weighted-average period of 1.9 years.  However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 18,608,011 and 16,096,988 for the three and six months ended June 30, 2007, respectively, and common stock equivalents of 12,986,908 and 12,585,642 from stock options and warrants for the three and six months ended June 30, 2006, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The adoption of the provisions of FIN 48 on January 1, 2007 did not have an impact on our results of operations or financial condition.

As of December 31, 2006, Lpath had federal net operating loss carryforwards of approximately $12.8 million that will expire beginning in 2018 and continue expiring through 2026.  As of December 31, 2006 the company’s California net operating loss carryforwards amounted to approximately $12.7 million that will expire beginning in 2008 and continue expiring through 2016.  As of December 31, 2006, Lpath also has federal and California research and development tax credit carryforwards of $373,000 and $341,000, respectively, available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.  Because realization of such tax benefits is uncertain, Lpath has provided a 100% valuation allowance. As a result of the adoption of FIN 48, Lpath has not recorded any change to retained earnings at January 1, 2007 and it had no unrecognized tax benefits that, if recognized, would favorably affect Lpath’s effective income tax rate in future periods.  At March 31, 2007, Lpath had no unrecognized tax benefits.

Utilization of the NOL and R&D carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code, as well as similar state provisions. The company has not currently conducted a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the company’s formation due to the significant complexity and cost associated with such a study and the possibility that there could be additional changes in the future.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreements in place as of June 30, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.

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

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Note 3 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

During the three month period ended June 30, 2007, the company received gross proceeds of $16,847,000 from the sale of common stock and warrants through a private placement.  Lpath issued 17,733,737 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 6,206,809 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire five years from the date of issue.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled $998,000, including placement agent fees totaling $790,000 and legal and other fees totaling $208,000. In addition, 1,707,894 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire five years from the date of issue.  All of the warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the warrants, then both the exercise price of the warrants and the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

Note 4 – OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

The company entered into a Registration Rights Agreement (the “2007 Registration Rights Agreement) with the investors in the 2007 private placement.  Under the terms of the Agreement, the company was required to register, with the Securities and Exchange Commission (the “SEC”) on or before July 31, 2007, the common stock issued in the private placement, together with the common stock to be issued upon exercise of the warrants.  The company’s Registration Statement (the “2007 Registration Statement”) covering the shares issued in this private placement was declared effective by the SEC on July 26, 2007.  The 2007 Registration Rights Agreement also provides that if the 2007 Registration Statement ceases to remain continuously effective for more than 30 consecutive days or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period following July 31, 2007.  The 2007 Registration Rights Agreement provides that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested.  The company’s obligation to maintain the effectiveness of the 2007 Registration Statement will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k).  Based on the company’s experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2007 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

The company entered into a Registration Rights Agreement (the “2005 Registration Rights Agreement”) with the investors in the November 30, 2005, the January 31, 2006, and the March 27, 2006 private placements.  The company met its initial obligations under that Agreement when the company’s Registration Statement on Form SB-2 (the “2006 Registration Statement”) was declared effective by the SEC on April 21, 2006. The 2005 Registration Rights Agreement also provides that if the 2006 Registration Statement ceases to remain continuously effective for more than 20 consecutive days or more than an aggregate of 45 days during any 12-month period, the company may be required to make cash payments, as liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion of a 30-day period.  The company’s obligation to maintain the effectiveness of the 2006 Registration Statement will continue until the earliest of (i) September 30, 2010, (ii) the date on which all of the shares issued in this private placement have been sold, or (iii) the date on which the shares issued in this financing may be sold pursuant to Rule 144(k).  Based on the company’s experience since filing the 2006 Registration Statement, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2005 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

Note 5 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit of $19,316,000 as of June 30, 2007. The company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future.  These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, LevitZacks, indicated in their audit report on the 2006 consolidated financial statements that there is substantial doubt about the company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2007 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $14,398,000 as of June 30, 2007, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume approximately $15,000,000 in the next twelve months.  Given the present anticipated expenditures, additional capital will be required to continue to fund the company’s research and development projects beyond approximately June of 2008.  The company’s plans to bridge such cash shortfalls include the following:

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

Note 6 – NOTES PAYABLE: RELATED PARTIES

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

On March 23, 2007, pursuant to their commitment to provide the bridge debt financing to us, we and Mr. Pancoast signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $50,000, and Donald Swortwood and Letitia Swortwood each signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $25,000.  The promissory notes bear interest at the rate of 9% per annum.  The terms of the promissory notes provide that the outstanding principal balance and all accrued but unpaid interest will be due upon the earlier of September 30, 2007, or the date of the next Qualified Financing Round (as defined in the promissory notes).  All of these promissory notes were repaid in full, together with accrued interest, on April 10, 2007.

Note 7 – SHARE-BASED PAYMENTS

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan (“the plan”), which permits stock option grants to employees, outside consultants, and directors. There are 10,390,000 common shares authorized for grant under the plan. The plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock. All options granted to date have a ten-year life and vest over zero to five years.  As of June 30, 2007 a total of 5,626,408 shares of common stock were available for future grant under the plan.

The following table presents stock-based compensation expense as included in the company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Research and development	$204,881	$76,609	$643,172	$297,173
General and administrative	104,316	120,903	290,734	269,529
Total stock-based compensation expense	$309,197	$197,512	$933,906	$566,702

The company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R.  Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options.

In accordance with the adoption of SFAS No. 123R on January 1, 2006, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.  As of June 30, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

As of June 30, 2007 there was $1.6 million of total unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 1.9 years.  Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2007 and 2006.

Note 8 – WARRANTS

The following table summarizes warrants outstanding as of June 30, 2007:

Warrant Expiration Date	Number of Shares		Exercise Price per Share

May 30, 2008	108,125		$0.80

Jul 31, 2008	22,988		$0.95

Sep 28, 2008	23,400		$0.95

Apr 3, 2009	390,000		$0.05

Sep 30, 2010	305,672		$0.80

Sep 30, 2010	22,906		$0.95

Sep 30, 2010	5,294,855		$1.50

Apr 6, 2012	6,392,126		$1.05

Jun 13, 2012	1,522,577		$1.05

Oct 31, 2012	531,394		$0.16

Total:	14,614,043	Weighted Average:	$1.15

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2006 Annual Report in the section entitled “Market Risks.”

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

Lpath has incurred significant net losses since its inception. As of June 30, 2007, Lpath had an accumulated deficit of approximately $19.3 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $2.1 million in revenue to date from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.  Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, research supplies and materials, external costs associated with its drug discovery research, and external costs incurred in preparation for clinical development, including preclinical testing and regulatory expenses.  Lpath’s historical research and development expenses are principally related to the research and drug discovery efforts in creating its first two product candidates, Sphingomab and Lpathomab.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Grant Revenue. Grant revenue for the three-month period ended June 30, 2007 decreased to $153,000 from $185,000 for the three-month period ended June 30, 2006.  The decrease of $32,000 was due to the fact that the level of effort required by certain grants declined as these grants wound-down to completion in the second quarter of 2007.

Research and Development Expenses.  Research and development expenses increased from $1,090,000 for the second quarter of 2006 to $2,828,000 for the second quarter of 2007.  The increase of $1,738,000 reflects the progress of pre-clinical research and development activities from the second quarter of 2006 to the second quarter of 2007.  Outside services expense increased by approximately $1,417,000 primarily due to the IND-enabling studies performed or initiated during the second quarter of 2007.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  Employee compensation and benefits expense increased by approximately $134,000, commensurate with the increase in research and development staffing.  The amount spent for research supplies and other departmental expenses increased by approximately $59,000 as we increased the level of effort on our key drug discovery and development projects.  The increase in research and development expenses also included a $128,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses.  General and administrative expenses increased from $610,000 for the three-month period ended June 30, 2006 to $967,000 for the three-month period ended June 30, 2007.  Legal fees, accounting fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $185,000.  This increase was primarily due to the costs of outside services necessary to support a publicly-traded company, and to pursue corporate collaboration and financing opportunities.  Employee compensation, benefits, and general facility expenses increased by approximately $188,000, reflective of the changes in general and administrative personnel between the two years.  Stock-based compensation charges decreased by $16,000.

Interest Income.  Interest income was $125,000 for the quarter ended June 30, 2007, compared with $48,000 for the quarter ended June 30, 2006.  The $77,000 increase was principally a result of higher levels of invested cash as compared to the prior year.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Grant Revenue. Grant revenue for the six-months ended June 30, 2007 was $350,000 compared with $314,000 for the six-months ended June 30, 2006, an increase of $36,000.  This increase reflects the receipt and completion of a new grant between the first and second quarters of 2007, along with the completion of all additional outstanding grants as of the end of the second quarter.

Research and Development Expenses.  Research and development expenses were $5,007,000 for the six-months ended June 30, 2007, compared with $2,044,000 for the comparable period in 2006.  The $2,963,000 increase in expenses reflects the progress of pre-clinical research and development activities from the first half of 2007 compared to the same period in 2006.  Outside service expenses increased by approximately $2,310,000 primarily due to the IND-enabling studies performed or initiated during the first half of 2007 as compared to the same period in 2006.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services.  The amount spent for research supplies and other departmental expenses increased by $61,000 as we increased the level of effort on key drug discovery and development projects.  Employee compensation and benefits expense increased by approximately $246,000 for the six-month period ended, commensurate with the increase in research and development staffing.  The increase in expenses for the six-month period ended also included a $346,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses.  General and administrative expenses increased $539,000 for the six-month period ended from $1,161,000 in 2006 to $1,700,000 in 2007.  Legal fees, accounting fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $284,000.  This increase was primarily due to the costs of outside services necessary to support a publicly-traded company, and to pursue corporate collaboration and financing opportunities.  Employee compensation, benefits, and general facility expenses increased by approximately $234,000, reflective of the changes in general and administrative personnel between the two years.  Stock-based compensation charges increased by $21,000.

Interest Income.  Interest income was $134,000 for the six-months ended June 30, 2007 as compared to $102,000 for the six-months ended June 30, 2006.  The $32,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense was $16,000 for the six-month period ended June 30, 2007,  compared with zero for the comparable period in 2006.  Lpath’s interest expense during 2007 was a result of the bridge financing commitment fees and accrued interest.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through June 30, 2007 Lpath had received net proceeds of approximately $29,900,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of June 30, 2007, Lpath had cash and cash equivalents totaling $14,398,000.

During the six-months ended June 30, 2007, we used net cash of $4,132,000 for operating activities compared to $1,926,000 in the first half of 2006.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the preclinical development activities for our lead drug candidate Sphingomab™, including IND-enabling studies, increased headcount, outside services, and consulting costs.  Legal, accounting, and other costs also increased in support of the company’s business development, financing, and investor relations efforts.

Net cash used in investing activities during the six-month period ended June 30, 2007 amounted to $106,000 compared to $77,000 for the same period in 2006.  Of the amount used for investing activities in the six-month period ended June 30, 2007, $57,000 was used to purchase equipment and $49,000 was invested in patents to protect our proprietary technology.  In the comparable period in 2006, $46,000 was used to purchase equipment and $31,000 was spent on patent activities.

Net cash provided from financing activities during the six-month period ended June 30, 2007 totaled $17,275,000 compared to $924,000 in the six-months ended June 30, 2006.  During the first six months of 2007 Lpath raised $15,842,000, net of issuance costs, from the sale of common stock and warrants to purchase common stock.  In addition, in the first six months of 2007 the company received proceeds of $1,442,000, net of issuance costs, from the exercise of warrants and stock options.  In the first half of 2007 the company also used $8,000 to pay loan fees under the terms of the promissory notes to related parties.  In the comparable six-month period ended June 30, 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs, and received proceeds of $250 from the exercise of stock options.

In August 2005 we entered into a five-year facilities lease.  A portion of the facility is subleased to a company that is co-owned by two of Lpath’s largest shareholders.  The sublease was approved by the landlord.  This sublease was amended effective April 1, 2007 to reflect Lpath’s increased use of the premises and the corresponding decrease in utilization of space in Lpath’s facility by the sublessee.  The following table describes Lpath’s commitments to settle contractual obligations in cash as of June 30, 2007:

	Payments Due by Period
	Six-months ended December 31, 2007	2008	2009	2010	Total
Operating lease obligations	$85,580	$206,372	$212,483	$182,639	$687,074
Sublease income	6,082	14,930	15,376	13,130	49,518
Total	$79,498	$191,442	$197,107	$169,509	$637,556

Lpath has entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In one such arrangement, Lpath has entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials.  Under the terms of that collaboration agreement Lpath is obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives.  Under the terms of a license agreement with another biomedical research company, an annual license fee of approximately $600,000 per year will begin to accrue following the occurrence of certain events.  Pursuant to that agreement, payment of that annual license fee will be deferred until Lpath’s drug candidate incorporating that technology begins Phase II clinical trials.  While the company anticipates that the events that could trigger the accrual of the annual license fee may occur as early as the third quarter of 2007, it is not possible to predict when the drug candidate would progress to the commencement of Phase II clinical trials, and consequently when payment would be required.  These deferred license fees, milestone payments and royalty payments under Lpath’s various agreements are not included in the table above because Lpath cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the twelve-month period ending June 30, 2008 as we continue to: (i) increase our research and development, especially preclinical activities, (ii) begin the process of seeking regulatory approvals, and (iii) pursue commercialization and strategic partnering of our current product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.  The amount and timing of cash requirements will depend on regulatory and market acceptability of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

We believe that our existing cash will be sufficient to meet Lpath’s projected operating requirements until the second quarter of 2008.

Until we can generate significant cash other than from our capital raising efforts, we expect to continue to fund our operations with the proceeds from offerings of our equity securities, debt financing and strategic collaboration agreements.  However, we may not be successful in obtaining additional equity or debt financing or entering into collaboration agreements.  If we do enter into collaboration agreements, we may not be successful in receiving milestone or royalty payments under such executed collaboration agreements.  In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The adoption of the provisions of FIN 48 on January 1, 2007 did not have an impact on our results of operations or financial condition.

As of December 31, 2006, Lpath had federal net operating loss carryforwards of approximately $12.8 million that will expire beginning in 2018 and continue expiring through 2026.  As of December 31, 2006 the company’s California net operating loss carryforwards amounted to approximately $12.7 million that will expire beginning in 2008 and continue expiring through 2016.  As of December 31, 2006, Lpath also has federal and California research and development tax credit carryforwards of $373,000 and $341,000, respectively, available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.  Because realization of such tax benefits is uncertain, Lpath has provided a 100% valuation allowance. As a result of the adoption of FIN 48, Lpath has not recorded any change to retained earnings at January 1, 2007 and it had no unrecognized tax benefits that, if recognized, would favorably affect Lpath’s effective income tax rate in future periods.  At March 31, 2007, Lpath had no unrecognized tax benefits.

Utilization of the NOL and R&D carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code, as well as similar state provisions. The company has not currently conducted a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the company’s formation due to the significant complexity and cost associated with such a study and the possibility that there could be additional changes in the future.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreements in place as of June 30, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.

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

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Item 3.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2007 we held a Special Meeting of Stockholders in San Diego, California for the following purposes:

1.                                       To ratify an amendment to the Company’s Articles of Incorporation to increase the authorized Class A common stock from 60,000,000 shares to 100,000,000 shares.  The number of votes for, against, and abstaining was 33,350,491, 168,266 and 3,000, respectively.

2.                                       To ratify an amendment to the Company’s 2005 Stock Option/Stock Issuance Plan to increase the number of shares of Class A common stock available under the plan from 5,340,000 shares to 10,390,000 shares.  The number of votes for, against, and abstaining was 31,781,917, 160,825 and 4,000, respectively.

Item 5.            OTHER INFORMATION

On May 21, 2007, Western States Investment Corporation (“WSIC”), paid Lpath $470,400 to exercise warrants to purchase 588,000 shares of Lpath Class A Common Stock.  The terms of the warrant included an expiration date of May 31, 2007, and an exercise price was $0.80 per share.  WSIC is owned by two of Lpath’s largest stockholders, Donald Swortwood and Letitia Swortwood.  WSIC received this warrant in August 2005 in exchange for providing a guaranty for $360,000 of Lpath’s obligation under its facility lease.

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

3.5

Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Certificate of Amendment of Articles of Incorporation filed June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.7

Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No.1 and No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

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

10.14

Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.15

Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

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

Lpath, Inc.

Date: August 13, 2007	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer (Principal financial and
accounting officer)