Form 10QSB
period 2007-09-30
LPATH, INC
filed 2007-11-13
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of issuer’s outstanding Class A common stock as of November 9, 2007 was 45,008,337.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

LPATH, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$10,758,196	$1,361,214
Accounts receivable	12,602	118,361
Prepaid expenses	136,371	201,175
Total current assets	10,907,169	1,680,750

Equipment and leasehold improvements, net	430,605	259,135
Patents, net	412,216	343,747
Deposits and other assets	51,970	70,603

Total assets	$11,801,960	$2,354,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,067,048	$494,696
Accrued expenses	374,893	300,763
Current portion of leasehold improvement debt	18,601	—
Total current liabilities	1,460,542	795,459

Leasehold improvement debt, less current portion	34,028	—
Long-term accrued liabilities	771,489	—
Total liabilities	2,266,059	795,459

Stockholders’ Equity:
Class A Common stock - $.001 par value; 100,000,000 and 60,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 44,999,920 and 24,616,393 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	45,000	24,616

Additional paid-in capital	33,403,543	14,610,217
Accumulated deficit	(23,912,642)	(13,076,057)
Total stockholders’ equity	9,535,901	1,558,776

Total liabilities and stockholders’ equity	$11,801,960	$2,354,235

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Grant and royalty revenue	$11,926	$97,077	$361,846	$411,211

Expenses:
Research and development expenses	4,114,359	883,012	9,120,869	2,926,517
General and administrative expenses	653,837	525,991	2,354,267	1,686,939
Total expenses	4,768,196	1,409,003	11,475,136	4,613,456

Loss from operations	(4,756,270)	(1,311,926)	(11,113,290)	(4,202,245)

Other income (expense):
Interest income	162,985	36,242	296,761	137,846
Interest expense	(3,588)	—	(20,056)	—
Total other income (expense)	159,397	36,242	276,705	137,846

Net loss	$(4,596,873)	$(1,275,684)	$(10,836,585)	$(4,064,399)

Basic and diluted net loss per share	$(0.10)	$(0.05)	$(0.30)	$(0.17)

Weighted average number of common shares outstanding used in the calculation	44,915,735	24,616,393	36,665,193	24,403,844

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, Dec. 31, 2006	24,616,393	$24,616	$14,610,217	$(13,076,057)	$1,558,776

Common stock and warrants issued, net of issuance costs	17,733,737	17,734	15,831,793		15,849,527
Warrants exercised	2,165,000	2,165	1,415,675		1,417,840
Stock options exercised	484,790	485	67,827		68,312
Stock-based compensation			1,478,031		1,478,031
Net loss				(10,836,585)	(10,836,585)

Balance, September 30, 2007	44,999,920	$45,000	$33,403,543	$(23,912,642)	$9,535,901

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,836,585)	$(4,064,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,478,031	709,397
Depreciation and amortization	125,775	32,538
Deferred rent expense	34,082	34,850
Changes in operating assets and liabilities:
Accounts receivable	105,759	90,987
Prepaid expenses	64,804	16,925
Deposits and other assets	(2,150)	—
Accounts payable and accrued expenses	1,303,723	181,818
Net cash used in operating activities	(7,726,561)	(2,997,884)

Cash flows from investing activities:
Equipment expenditures	(100,327)	(138,735)
Patent expenditures	(89,870)	(115,238)
Net cash used in investing activities	(190,197)	(253,973)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	15,841,690	923,685
Proceeds from exercise of stock options and warrants, net	1,486,152	250
Proceeds from issuance of notes payable to related parties	100,000	—
Repayment of notes payable to related parties, including loan fees	(108,163)	—
Repayment of leasehold improvement debt	(5,939)	—
Net cash provided by financing activities	17,313,740	923,935

Net increase (decrease) in cash	9,396,982	(2,327,922)

Cash and cash equivalents at beginning of period	1,361,214	5,190,273
Cash and cash equivalents at end of period	$10,758,196	$2,862,351

Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$20,521	$—
Reversal of estimated fair value of potential liability for liquidated damages	$—	$(71,000)
Common stock issued in payment of loan fees	$7,837	$—
Leasehold improvements financed by landlord	$58,568	$—
Leasehold improvements paid by landlord	$80,428	$—

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lpath, Inc. (“Lpath,” “we,” or “the company”) is a biotechnology company and is using its proprietary technology to discover and develop lipidomic-based therapeutics. Lipidomics is an emerging field of medical science that targets bioactive signaling lipids to treat important human diseases. Lpath has active programs in cancer, and other systemic diseases, as well as age-related macular degeneration and other retinal diseases.

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – Grant and Royalty Revenue

Grant Revenue. Lpath’s primary source of revenue to date has been research grants received from the National Institutes of Health. Lpath recognizes grant revenue as the related research expenses are incurred, up to contractual limits.

Royalty Revenue.  Lpath recognizes royalty revenue from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, cash discounts, freight, postage and insurance.

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

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments. The amounts reported for cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term accrued liabilities approximate the fair value because of their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company invests its excess cash in money market mutual funds, in certificates of deposit of federally insured financial institutions, and in debt instruments of financial institutions and corporations with strong credit ratings. The company has established guidelines relative to diversification of its cash investments and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed. To date, the company has not experienced any impairment losses on its cash equivalents.

Equipment & Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Equipment depreciation is computed using the straight-line method over the estimated useful asset lives, which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remainder of the lease term. Repairs and maintenance are charged to expense as incurred.

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

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying condensed consolidated balance sheets as a component of long-term accrued liabilities. Lease incentives, including tenant improvement allowances, are also recorded to deferred rent and amortized on a straight-line basis over the lease term.

Stock-Based Compensation

Prior to January 1, 2006, Lpath followed SFAS No. 123, Accounting for Stock-Based Compensation.  On January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS No. 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense based on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. This method is substantially the same method that the company was using under SFAS No. 123 except that under SFAS No. 123R the expense recognized over the service period is required to include an estimate of the financial statement effects of the awards that will be forfeited. Previously, the company recorded the effects of forfeitures as they occurred. Management presently estimates that the effect of forfeitures on the financial statements will be insignificant.  Accordingly, the adoption of SFAS No. 123R had no material effect on prior or current periods. As of September 30, 2007, total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our stock option plan was $1.5 million, which we expect will be recognized over a weighted-average period of 1.8 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

The company accounts for stock-based compensation awards issued to non-employees under SFAS No. 123R, and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, the value of such awards is periodically remeasured until performance is complete, and income or expense is recognized during their vesting terms.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 18,954,030 and 17,059,800 for the three and nine months ended September 30, 2007, respectively, and common stock equivalents from stock options and warrants of 13,220,739 and 12,799,667 for the three and nine months ended September 30, 2006, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The adoption of the provisions of FIN 48 on January 1, 2007 did not have an impact on our results of operations or financial condition.

In December 2006, the FASB issued Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreements in place as of September 30, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.

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

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Note 3 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

In the second quarter of 2007 the company received gross proceeds of $16,847,000 from the sale of common stock and warrants through a private placement. Lpath issued 17,733,737 shares of Class A common stock at a price of $0.95 per share. Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing. This resulted in the issuance of warrants to purchase a total of 6,206,809 shares of Class A common stock in this transaction. The warrants are exercisable at a price of $1.05 per share, and expire five years from the date of issue.

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

Note 4 — OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

The company entered into a Registration Rights Agreement (the “2007 Registration Rights Agreement”) with the investors in the 2007 private placement. The company met its initial obligation under the 2007 Registration Rights Agreement when the company registered with the Securities and Exchange Commission (the “SEC”) the Class A common stock issued in the private placement, together with the Class A common stock to be issued upon exercise of the warrants, in the company’s Registration Statement (the “2007 Registration Statement”) that was declared effective by the SEC on July 26, 2007. The 2007 Registration Rights Agreement also provides that if the 2007 Registration Statement ceases to remain continuously effective for more than 30 consecutive days or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period following July 31, 2007. The 2007 Registration Rights Agreement provides that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested. The company’s obligation to maintain the effectiveness of the 2007 Registration Statement will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k). Based on the company’s experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2007 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

The company entered into a Registration Rights Agreement (the “2005 Registration Rights Agreement”) with the investors in the November 30, 2005, the January 31, 2006, and the March 27, 2006 private placements. The company met its initial obligations under that 2005 Registration Rights Agreement when the company’s Registration Statement on Form SB-2 (the “2006 Registration Statement”) was declared effective by the SEC on April 21, 2006. The 2005 Registration Rights Agreement also provides that if the 2006 Registration Statement ceases to remain continuously effective for more than 20 consecutive days or more than an aggregate of 45 days during any 12-month period, the company may be required to make cash payments, as liquidated damages, to each investor in the private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion of a 30-day period. The company’s obligation to maintain the effectiveness of the 2006 Registration Statement will continue until the earliest of (i) September 30, 2010, (ii) the date on which all of the shares issued in this private placement have been sold, or (iii) the date on which the shares issued in this financing may be sold pursuant to Rule 144(k). Based on the company’s experience since filing the 2006 Registration Statement, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2005 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

Note 5 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lpath has incurred net losses since its inception and has an accumulated deficit of $23,913,000 as of September 30, 2007. The company does not expect to generate meaningful revenues from its drug development programs in the foreseeable future. These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern. Lpath’s independent registered public accountants, LevitZacks, indicated in their audit report on the 2006 consolidated financial statements that there is substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company expects to continue to incur cash losses from operations for the foreseeable future. While the company had cash totaling $10,758,000 as of September 30, 2007, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume approximately $15,000,000 in the next twelve months. Given the present anticipated expenditures, additional capital will be required to continue to fund the company’s research and development projects beyond approximately June of 2008. The company’s plans to bridge such cash shortfalls include the following:

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

Note 7 – RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics PLC, entered into a License Agreement (the “agreement”) granting Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies.  Under the terms of the agreement an annual license fee of approximately $600,000 per year began to accrue during the third quarter of 2007, when Lpath utilized the Lonza technology in the manufacture of drug substance to be used in clinical trials.  Under the terms of the License Agreement, payment of this annual license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase II clinical trials.  While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase II clinical trials, management believes that it is unlikely that payment of this annual fee will occur prior to 2009.  Accordingly, this fee was accrued and is carried on the balance sheet as a long-term liability.

Note 8 – SHARE-BASED PAYMENTS

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan (“the plan”), which permits stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. There are 10,390,000 shares of Class A common stock authorized for grant under the plan. The plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock. All options granted to date have a ten-year life and vest over zero to five years. As of September 30, 2007 a total of 5,626,408 shares of Class A common stock were available for future grant under the plan. The following table presents stock-based compensation expense as included in the company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development	$426,120	$31,074	$1,069,292	$328,247
General and administrative	118,005	111,621	408,739	381,150
Total stock-based compensation expense	$544,125	$142,695	$1,478,031	$709,397

The company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. Fair value is determined at the date of grant for employee and director options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options.

In accordance with the adoption of SFAS No. 123R on January 1, 2006, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of September 30, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

As of September 30, 2007 there was $1.5 million of total unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted-average period of 1.8 years. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2007 and 2006.

Note 9 – WARRANTS

The following table summarizes warrants outstanding as of September 30, 2007:

Warrant Expiration Date		Number of Shares		Exercise Price per Share

May 30, 2008		108,125		$0.80

Jul 31, 2008		22,988		$0.95

Sep 28, 2008		23,400		$0.95

Apr 3, 2009		390,000		$0.05

Sep 30, 2010		288,672		$0.80

Sep 30, 2010		22,906		$0.95

Sep 30, 2010		5,294,855		$1.50

Apr 6, 2012		6,392,126		$1.05

Jun 13, 2012		1,522,577		$1.05

Oct 31, 2012		531,394		$0.16
	Total:	14,597,043	Weighted Average:	$1.15

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. Our lead product candidate, Sphingomab™, is a humanized monoclonal antibody against a validated cancer target, sphingosine-1-phosphate (S1P), and has demonstrated compelling results in preclinical studies against multiple forms of cancers, against age-related macular degeneration (AMD) and other retinal diseases. Our second product candidate, Lpathomab™, is a monoclonal antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types and a significant contributor to neuropathic pain. We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P and LPA. These unique antibodies were produced using our ImmuneY2™ technology, a series of proprietary processes developed by the company. We are currently applying the ImmuneY2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby creating a potential pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of September 30, 2007, Lpath had an accumulated deficit of approximately $23.9 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated $2.1 million in revenue from inception to date from research grants awarded by the National Institutes of Health. Lpath expects to continue to receive small amounts of revenue from research grants.

Lpath has generated $12,000 in royalty revenue to date from a licensing agreement with a company that produces novel research assays. Lpath expects to continue to receive small amounts of royalty revenue under this agreement.

Lpath does not expect to generate any revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, research supplies and materials, external costs associated with its drug discovery research, and external costs incurred in preparation for clinical development, including preclinical testing and regulatory expenses. Lpath’s historical research and development expenses are principally related to the drug discovery and preclinical development activities associated with creating its first two product candidates, Sphingomab and Lpathomab.

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

General and Administrative Expenses

Lpath’s general and administrative expenses principally comprise salaries and benefits and professional fees related to Lpath’s administrative, finance, investor relations, human resources,

legal, and information systems support functions. In addition, general and administrative expenses include insurance and an allocated portion of facilities costs.

Lpath anticipates increases in general and administrative expenses as it adds personnel, becomes subject to the Sarbanes-Oxley compliance obligations applicable to publicly-held companies, and continues to develop and prepare for the commercialization of its product candidates.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Grant and Royalty Revenue. Grant and royalty revenue for the three-month period ended September 30, 2007 decreased to $12,000 from $97,000 for the three-month period ended September 30, 2006. The decrease of $85,000 was due to the fact that the level of effort required by certain grants declined as these grants wound-down to completion in the second quarter of 2007. Revenue in the third quarter was comprised entirely of royalties.

Research and Development Expenses. Research and development expenses increased from $883,000 for the third quarter of 2006 to $4,114,000 for the third quarter of 2007. The increase of $3,231,000 reflects the progress of pre-clinical research and development activities from the third quarter of 2006 to the third quarter of 2007. Outside services expense increased by approximately $2,667,000 primarily due to the costs of IND-enabling studies performed or initiated during the third quarter of 2007, and the costs of manufacturing drug supplies to be used in clinical trials. The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services by approximately $112,000. Employee compensation and benefits expense increased by approximately $59,000, commensurate with the increase in research and development staffing. The amount spent for research supplies and other departmental expenses decreased by approximately $2,000 as compared to the prior year. The increase in research and development expenses also included a $395,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses. General and administrative expenses increased from $526,000 for the three-month period ended September 30, 2006 to $654,000 for the three-month period ended September 30, 2007. Legal fees, accounting fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $55,000. This increase was primarily due to the costs of outside services necessary to support a publicly-traded company, and to pursue corporate collaboration and financing opportunities. Employee compensation, benefits, and general facility expenses increased by approximately $67,000, reflective of the changes in general and administrative personnel between the two years. Stock-based compensation charges increased by $6,000.

Interest Income. Interest income was $163,000 for the quarter ended September 30, 2007, compared with $36,000 for the quarter ended September 30, 2006. The $127,000 increase was principally a result of higher levels of invested cash as compared to the prior year.

Interest Expense. Interest expense was $4,000 for the quarter ended September 30, 2007, compared with zero for the quarter ended September 30, 2006. The $4,000 increase was due to interest paid to our landlord for financing leasehold improvements, which were completed in July 2007. The landlord provided financing for the improvements that will be repaid monthly over the remaining term of the lease.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Grant and Royalty Revenue. Grant and royalty revenue for the nine-months ended September 30, 2007 was $362,000 compared with $411,000 for the nine-months ended September 30, 2006, a decrease of $49,000. This decrease reflects the fact that Lpath completed all of its existing grants during the second quarter of 2007.

Research and Development Expenses. Research and development expenses were $9,121,000 for the nine-months ended September 30, 2007, compared with $2,927,000 for the comparable period in 2006. The $6,194,000 increase in expenses reflects the progress of pre-clinical research and development activities from the nine-month period ended September 30, 2007 compared to the same period in 2006. Outside service expenses increased by approximately $4,705,000 primarily due to the IND-enabling studies performed or initiated for the nine-months ended September 30, 2007 as compared to the same period in 2006. The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services by approximately $384,000. The amount spent for research supplies and other departmental expenses increased by $59,000 as we increased the level of effort on key drug discovery and development projects. Employee compensation and  benefits expenses increased by approximately $305,000 for the nine-month period, commensurate with the increase in research and development staffing. The increase in expenses for the nine-month period ended also included a $741,000 increase in stock-based compensation expense related to consultants used to support research and development activities.

General and Administrative Expenses. General and administrative expenses increased $667,000 for the nine-month period ended from $1,687,000 in 2006 to $2,354,000 in 2007. Legal fees, accounting fees, investor relations, stock administration, and insurance expenses increased, in aggregate, by approximately $332,000. This increase was primarily due to the costs of outside services necessary to support a publicly-traded company, and to pursue corporate collaboration and financing opportunities. Employee compensation, benefits, and general facility expenses increased by approximately $307,000, reflective of the changes in general and administrative personnel between the two years. Stock-based compensation charges increased by $28,000.

Interest Income. Interest income was $297,000 for the nine-months ended September 30, 2007 as compared to $138,000 for the nine-months ended September 30, 2006. The $159,000 increase was a result of higher levels of invested cash as compared to the prior year.

Interest Expense. Interest expense was $20,000 for the nine-month period ended September 30, 2007, compared with zero for the comparable period in 2006. Lpath’s interest expense during 2007 is comprised of interest and commitment fees arising from the bridge financing in the first quarter as well as interest expense for leasehold improvements financed by our landlord.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities. Through September 30, 2007 Lpath had received net proceeds of approximately $29,900,000 from the sale of equity securities and from the issuance of convertible promissory notes. As of September 30, 2007, Lpath had cash and cash equivalents totaling $10,758,000.

During the nine-months ended September 30, 2007, we used net cash of $7,727,000 for operating activities compared to $2,998,000 for the nine-months ended September 30, 2006. The increase in net cash used in operating activities was primarily driven by increased expenses related to the preclinical development activities for our lead drug candidate Sphingomab™, including IND-enabling studies, increased headcount, outside services, and consulting costs. Legal, accounting, and other costs also increased in support of the company’s business development, financing, and investor relations efforts.

Net cash used in investing activities during the nine-month period ended September 30, 2007 amounted to $190,000 compared to $254,000 for the same period in 2006. Of the amount used for investing activities in the nine-month period ended September 30, 2007, $100,000 was used to purchase equipment and $90,000 was invested in patents to protect our proprietary technology. In the comparable period in 2006, $139,000 was used to purchase equipment and $115,000 was spent on patent activities.

Net cash provided from financing activities during the nine-month period ended September 30, 2007 totaled $17,314,000 compared to $924,000 in the nine-months ended September 30, 2006. In the first nine-months of 2007 Lpath raised $15,842,000, net of issuance costs, from the sale of common stock and warrants to purchase common stock. In addition, the company received proceeds of $1,486,000, net of issuance costs, from the exercise of warrants and stock options. The company also used $8,000 to pay loan fees under the terms of the promissory notes to related parties and used $6,000 to pay for leasehold improvements financed by the landlord. In the comparable nine-month period ended September 30, 2006 Lpath sold common stock and warrants to purchase common stock for $924,000, net of issuance costs, and received proceeds of $250 from the exercise of stock options.

In August 2005 we entered into a five-year facilities lease. In December 2006 we assumed additional “must take” lease space under terms of the lease. The lease provided the landlord would pay for the first $20 per rentable square foot and one-half the amount in excess of the $20 per rentable square foot of the leasehold improvements made to the must take space. The leasehold improvements were completed in July 2007. We capitalized the total cost as a leasehold improvement and recorded an offsetting deferred rent amount for the portions paid by the landlord. A portion of the leasehold improvements was financed by the landlord and will be repaid by Lpath over the remaining term of the lease. The amount of this financing was recorded as leasehold improvement debt. A portion of the facility is subleased to a company that is co-owned by two of Lpath’s largest shareholders. The landlord approved the sublease. This sublease was amended effective April 1, 2007 to reflect Lpath’s increased use of the premises and the corresponding decrease in utilization of space in Lpath’s facility by the sublessee. The following table describes Lpath’s commitments to settle contractual obligations in cash as of September 30, 2007:

	Payments Due by Period
	Three-months ended December 31, 2007	2008	2009	2010	Total

Operating lease obligations	$46,924	$190,460	$196,571	$176,446	$610,401

Sublease income	3,230	13,110	13,506	12,107	41,953

Sub-total	43,694	177,350	183,065	164,339	568,448

Leasehold improvement debt	8,127	14,108	15,278	15,116	52,629

Other contractual commitments	—	—	614,310	—	614,310

Total	$51,821	$191,458	$812,653	$179,455	$1,235,387

Lpath has entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical studies, and provide analytical services. Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs. Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements. In one such arrangement, Lpath has entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials. Under the terms of that collaboration agreement Lpath is obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives. Under the terms of a license agreement with another biomedical research company, an annual license fee of approximately $600,000 per year began to accrue during the third quarter of 2007 following the occurrence of certain events. Pursuant to that agreement, payment of that annual license fee will be deferred until Lpath’s drug candidate incorporating that technology begins Phase II clinical trials. While it is not possible to predict when, or if, the drug candidate will progress to the commencement of Phase II clinical trials, and consequently when payment would be required, we estimate that the earliest date that payment of this licensing fee will be made is in 2009. Accordingly, a liability for this amount has been accrued and the ultimate payment of this amount is included in the payments due in 2009 in the table above. Other deferred license fees, milestone payments and royalty payments under Lpath’s various agreements are not included in the table above because Lpath cannot, at this time, determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the twelve-month period ending September 30, 2008 as we continue to: (i) increase our drug development efforts, with two projects expected to be in clinical trials in 2008, (ii) carry on the process of seeking regulatory approvals, and (iii) pursue commercialization and strategic partnering of our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with additional outside services and consultants, hiring additional personnel, capital expenditures, and investment in equipment and facilities. The costs of filing and prosecuting patents to protect our intellectual property will also increase. The amount and timing of cash requirements will depend on regulatory and market acceptability of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

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

In December 2006, the FASB issued Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP (12-21-2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Based on the registration rights agreements in place as of September 30, 2007 our management does not believe this pronouncement will have a material impact on Lpath’s financial position or results of operations.

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

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Item 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.    LEGAL PROCEEDINGS

None.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 2007 we held our Annual Meeting of Stockholders in San Diego, California for the following purposes:

1.               To elect five directors to serve until our 2008 Annual Meeting of Stockholders. The vote for the nominees for director was as follows:

Scott Pancoast – 36,812,871 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Roger Sabbadini – 36,712,871 shares were voted in favor of nominee; 100,000 shares withheld their vote for this nominee.

Jeffrey Ferrell – 36,812,871 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Charles Mathews – 36,812,871 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

Donald R. Swortwood – 36,812,871 shares were voted in favor of nominee; no shares withheld their vote for this nominee.

2.               To ratify and approve the Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) for the purpose of (i) expanding the type of grants permitted under the prior plan and (ii) limiting the size of awards that a participant may receive in any fiscal year. The number of votes for, against, and abstaining was 34,140,127, 2,500 and 1,000, respectively.

3.               To ratify the appointment of LevitZacks as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of votes for, against, and abstaining was 36,721,621, zero and 91,250, respectively.

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

10.5*	Consultant Agreement dated July 1, 2005 between Lpath Therapeutics Inc. and William Garland.

10.6*	Consultant Agreement dated September 1, 2005 between Lpath Therapeutics Inc. and Roger Sabbadini.

10.7	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference). +

10.8#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.9**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006. +

10.10**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006. +

10.11**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006. +

10.12**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006. +

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

10.15	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.16	Licence Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32	Section 906 Certification by CEO and CFO of Lpath, Inc.

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

+This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: November 13, 2007	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)