Form 10KSB
period 2007-12-31
LPATH, INC
filed 2008-03-20
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $372,348.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $1.70 on March 10, 2008 is $27,454,595.  Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed affiliates.

As of March 10, 2008, there were 45,180,365 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):       Yes ☐    No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements set forth in this report, including information incorporated by reference, constitute “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the trading of our common stock; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading “Market Risks,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: obtain substantial additional funds, obtain and maintain all necessary patents or licenses, demonstrate the safety and efficacy of product candidates at each stage of development, meet applicable regulatory standards and receive required regulatory approvals, meet obligations and required milestones under agreements, be capable of

ii

manufacturing and distributing products in commercial quantities at reasonable costs, compete successfully against other products and to market products in a profitable manner.  Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all.  Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

iii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics, an emerging field of medical science whereby bioactive lipids are targeted to treat human diseases.

Lpath’s lead product candidate, ASONEP™, is the systemic formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody.  ASONEP has demonstrated compelling results in preclinical studies against multiple forms of cancers and against multiple sclerosis.  ASONEP works, at least in part, by cutting off the blood supply that tumors need to thrive; drugs that function by this mechanism are said to be anti-angiogenic.  While ASONEP is potently anti-angiogenic, it also holds promise of assisting cancer patients in overcoming drug resistance, as S1P has been correlated with the development of drug resistance in multiple tumor types.  We recently initiated a Phase I clinical trial to test ASONEP as a treatment for cancer.

Lpath’s second product candidate is iSONEP™, the ocular formulation of Sonepcizumab.  iSONEP has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, and anti-vascular permeability.  This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“Wet AMD”) “); and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including Diabetic Retinopathy, Dry AMD, and glaucoma-related surgery.  We plan to begin testing iSONEP as a treatment for Wet AMD in human clinical trials in mid-2008.

Lpathomab™, our third product candidate, is a monoclonal antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types and as a significant contributor to neuropathic pain.  In recent studies, conducted in models of pulmonary fibrosis, Lpathomab demonstrated impressive efficacy, both in prevention mode and in intervention mode. In January 2008 we successfully completed the process of humanizing this antibody.  We plan to begin testing Lpathomab in human clinical trials in mid-2009.

We believe we are the only company to have developed functional monoclonal antibodies against any bioactive lipid of which there are estimated to be 1,000 or more.  These unique antibodies were produced using our ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the ImmuneY2 process to other bioactive lipids that are validated targets for disease treatment, thereby expanding our potential pipeline of novel monoclonal antibody-based drug candidates.

Lpath has a broad and deep intellectual-property position in the bioactive-lipid area, with over 28 issued or pending patents in the United States, with comparable intellectual-property coverage in major foreign countries.  Most of these patents were developed in-house based on Lpath’s pioneering research on bioactive lipid signaling. The company’s research partners to date include the M.D. Anderson Cancer Center, Johns Hopkins University, the University of Florida College of Medicine, Harvard Medical School, and San Diego State University.

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

The Potential of Lipidomics

Currently the drug-development industry is decidedly protein-centric, because most drugs on the market (and almost all drug candidates in clinical trials) target proteins.  The recognition among medical researchers that bioactive lipids play key roles in disease is a relatively recent development.  “Although the concept of ‘bioactive lipids’ has been decades in the making, it has only started to gain traction in the past 20 years, and promises to occupy centre-stage in cell biology research in the twenty-first century.” (Nature Reviews, February 2008)

In an article published in 2007 the British Journal of Cancer described the emergence of lipidomics in drug discovery:

The focus on proteins was a natural consequence of the science community’s evolving understanding of biochemistry, which allowed researchers to identify potential protein targets involved in key metabolic and signaling pathways.  Some of the first drugs developed by the rational-drug-design approach to the scientific method came after the discovery of key enzymes, receptors, and ion channels [all proteins] as they emerged in the basic science literature.  One can argue that target identification now is driven by the technological developments of proteomics and genomics, both of which reflect the persistent ‘protein-centric’ view of drug discovery.

Now, the field of lipidomics (a subset of ‘metabolomics’) has emerged … and provides new opportunities for drug discovery.  As was the case for proteomics and genomics, tools of measurement led the way.  For lipidomics, the development of electrospray tandem mass spectrometry and other tools has facilitated our understanding of the cellular lipidome, and we now believe that there are over 1,000 members of the lipidome, opening up an entire array of new potential targets for therapeutic interventions.

It has been recognized that alterations in lipid metabolism can lead to cancer, cardiovascular disease, diabetes, neurodegenerative disorders, immune function, pain, mental disorders, and inflammation. (British Journal of Cancer, October 2006)

We believe that Lpath is the leader in lipidomic-based therapeutics.  This emerging field of medical science involves two areas of expertise:

1.               An understanding of the role of bioactive lipids in their respective signaling systems so that potentially important targets can be identified:  The study of lipidomics is complex, as the molecular weight of bioactive lipids is significantly lower than proteins and, unlike proteins, they are not water-soluble.  As such, many of the measurement and analytical tools that exist in the protein-centric pharmaceutical industry do not work when dealing with bioactive lipids.  Because of Lpath’s long-standing focus on bioactive lipids as targets for human disease, we are one of the few companies that have developed the expertise and assays to address the unique challenges of lipidomics.

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

Product Opportunities

Lpath’s key product-development  programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT

Description

Indication

Status

ASONEP™	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer – various tumor types	Phase I

		Multiple sclerosis	Demonstrated in vivo efficacy in validated models of MS.

iSONEP™	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD	Demonstrated in vivo efficacy in validated models of Wet AMD; IND planned in Q2 2008.

		Other retinal diseases	Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and Wet AMD

Lpathomab™	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Cancer – to be tested against several tumor types	Antibody humanization completed. Beginning antibody manufacturing and IND-enabling studies.

		Other potential indications: fibrosis, neuropathic pain	Antibody humanization completed. Beginning antibody manufacturing and IND-enabling studies.

		Fibrotic ocular diseases	Antibody humanization completed. Beginning antibody manufacturing and IND—enabling studies.

ASONEP

ASONEP is the systemic formulation of, sonepcizumab, a monoclonal antibody against S1P, a bioactive lipid implicated in the progression of many diseases including various types of cancer, and multiple sclerosis, as well as other angiogenic-related diseases and inflammatory-oriented indications.

ASONEP acts as a molecular sponge to selectively absorb the tumorigenic agent SIP from blood and from tissues that tumors rely upon.  The drug candidate has demonstrated efficacy in preclinical models of several types of human cancers.  In addition, the preclinical safety profile of ASONEP was extremely favorable throughout a wide variety of studies at high multiples of anticipated human exposure.

We believe ASONEP will be effective in reducing the four major processes of cancer progression:  tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death.  The other mAbs on the market or in clinical trials generally inhibit only one or two tumor-promoting effects in a broad range of cancers.  As such, our company believes that ASONEP will have a comparative advantage over the therapeutic antibody approaches for cancer currently on the market.

Other potential advantages of ASONEP, which are generally related to Lpath’s unique approach of targeting bioactive lipids (whereas most therapeutic mAbs on the market and in clinical trials are directed against protein targets), include the following:

(a)            ASONEP’s preclinical data are more predictive of success in the clinic than typical protein-targeted drug candidates. Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans, which is not the case for protein targets).  This allows for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human applications.

(b)           Cancer cells (and other pathogenic cell types) cannot as easily “escape therapy” by mutating around the therapy.  When the target is a protein, cancerous cells can “escape therapy” by mutating around the therapy; they do this either (I) through a form of natural selection, by “selecting” the isoform of the protein that the drug has least efficacy against, or (ii) by making a new version of the protein that the drug is less effective against (and cancer cells have already proven to be highly likely to mutate). S1P, on the other hand, has no isoforms (or splice variants) so the natural selection process described above cannot occur; in addition, because cells are programmed to produce proteins and not lipids, the second approach described above is highly unlikely to occur.

(c)            Antibodies that bind to lipids can attain certain efficiencies and potencies that protein-targeted antibodies cannot attain. A typical antibody usually binds and inhibits one (in some cases, two) protein targets. Lipids are so small, by contrast, that each antibody can bind and inhibit four or more such lipid molecules, providing certain efficacies and potencies that typical antibodies cannot attain.

(d)           ASONEP has greater binding affinity than other antibodies. The affinity of ASONEP (i.e., the “strength” of binding to its target, S1P) is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

ASONEP has demonstrated favorable results in disease models outside of the cancer realm. In a recent preclinicalstudy conducted at Harvard Medical School using ASONEP in an Experimental Autoimmune Encephalomyelitis (EAE) model of Multiple Sclerosis, ASONEP performed favorably compared against FTY720, a Novartis compound currently undergoing a Phase 3 clinical trial in Multiple Sclerosis  Further studies of ASONEP as a possible treatment for Multiple Sclerosis are planned to fully assess its potential for this indication.

iSONEP

iSONEP is the ocular formulation of sonepcizumab; as such, it is also a mAb against the bioactive lipid S1P. Just as ASONEP dmeonstrated a robust anti-angiogenic mechanism on a systemic basis, iSONEP has demonstrated best-in-class anti-angiogenic results in various eye models of Wet AMD, as performed by Dr. Maria Grant (University of Florida) and Dr. Peter

Campochiaro (Johns Hopkins University).  Moreover, Dr. Peter Campochiaro also demonstrated that iSONEP has strong anti-vascular-permeability effects in the eye, as well as best-in-class anti-inflammatory properties.  Studies that we performed in-house suggest iSONEP also has anti-fibrotic effects.

The compelling results of these studies strongly suggest the following:

(i) iSONEP may have comparative advantages over currently available treatments like Lucentis© and Avastin© (and soon-to-be-available treatments like Regeneron’s VEGF-Trap©). The loss of visual acuity associated with AMD is caused by a combination of all these factors, yet Lucentis, Avastin, and the VEGF-Trap fail to address inflammation and sub-retinal fibrosis.  Thus, iSONEP could improve vision on a more-consistent basis across the patient population and that could treat the multiple mechanisms that cause exudative-AMD-related vision loss.  Such an agent might act as a monotherapy or an adjunct therapy to an anti-VEGF agent.

(ii) iSONEP can inhibit the vascular and extravascular components of ischemic retinopathies such as diabetic retinopathy and the dry form of AMD, both of which represent significant unmet medical needs.

(iii) iSONEP might be efficacious in treating fibrotic-related disorders of the eye, including proliferative retinopathy, post glaucoma filtration surgery (trabeculectomy or valve implantation), and various anterior-segment diseases.

Lpathomab

In 2006 Lpath became the first to generate functional monoclonal antibodies against lysophosphatidic acid (“LPA”).  LPA has long been recognized as a robust tumorigenic agent, contributing to the proliferation and metastasis of a wide range of tumors.  Because of its significant role in cancer, many other companies have tried to create an antibody against LPA, but to no avail.

We have now completed the humanization and optimization of the anti-LPA antibody, called Lpathomab, and have demonstrated, in various preclinical studies, anti-tumorigenic and anti-metastatic properties of Lpathomab across a wide range of cancerous tumors.  In addition, the drug candidate showed strong results in a model of Wet AMD.  Furthermore, Lpathomab demonstrated compelling results in two separate studies of pulmonary fibrosis, including one that included an intervention arm.

During 2008, we plan to conduct IND-enabling studies of Lpathomab and to initiate manufacturing scale up and production of the antibody. We plan to begin Phase I clinical trials in mid-2009.

Business Strategy

With its long-standing focus on bioactive lipids as targets for human disease, Lpath has developed an expertise involving various tools and technologies that positions it as the clear leader in the emerging category of lipidomic-based therapeutics.  Lpath intends to leverage this expertise by using its proprietary ImmuneY2 drug-discovery engine to add novel bioactive-lipid-oriented  product candidates to its therapeutic pipeline.  In addition, Lpath will consider licensing in technologies and compounds that further leverage its unique expertise and related intellectual property.

Manufacturing, Development, and Commercialization  Strategy

Under the planning and direction of key personnel, we have outsourced Good Laboratory Practices (“GLP”) preclinical development activities (e.g., toxicology) and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. Manufacturing is only outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments.

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

The first mAb used clinicically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997.  Since then, the sales level of this antibody has reached over $2 billion per year.  In addition, Genentech’s newer mAb, Avastin, is estimated to reach an annual sales level of $4-6 billion by 2009.  These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, 17 other mAbs have since been approved for marketing, including seven that are approved for cancer.  The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the  specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity.  For cancer alone, there are currently more than 270 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics.  In the face of this substantial competition, Lpath is uniquely poised to use the advantages of antibody therapeutics against an entirely new class of promising targets – bioactive lipids.

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

In-licensed Technology

Lonza Biologics PLC

In 2006 we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”).  In the Research Evaluation Agreement, Lonza granted to Lpath a non-exclusive license to use cell-line development technology owned by Lonza for research purposes.  The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $67,000 based on current exchange rates).  The license may be extended at Lpath’s discretion for additional one-year periods.  The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

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

AERES Biomedical Limited

In 2005, Lpath entered into a collaboration agreement with AERES Biomedical Limited (“AERES”) to “humanize” the company’s sonepcizumab monoclonal antibody.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying sonepcizumab antibodies originally generated in mice for potential human acceptance in a clinical trial.  The expenses incurred under this contract totaled approximately $170,000 in 2005 and $664,000 in 2006.  The work performed by AERES was successfully completed in 2006.  Lpath could owe certain contingent amounts when and if ASONEP or iSONEP passes through the various levels of the FDA drug-candidate-review and approval processes.  Upon the filing of the IND for ASONEP, Lpath accrued $150,000 for the first milestone payable to AERES.  AERES will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of ASONEP or iSONEP.

DaTaMabs LLP

In 2007, Lpath entered into a collaboration agreement with DaTaMabs LLP (“DaTaMabs”) to assist the company in humanizing the Lpathomab monoclonal antibody.  The expenses incurred to complete the work under this contract totaled $200,000 in 2007.  The work performed by DaTaMabs was successfully completed in 2007, and Lpath completed the humanization project in early 2008.  Lpath could owe certain contingent amounts when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes.  DaTAMabs will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. Since 1997, we have created a broad and deep intellectual-property position in the lysolipid signaling area.  As of March 10, 2008, we owned or had exclusively licensed more than 28 issued or pending patents in the United States, with comparable coverage in major foreign countries.  Seven issued or allowed patents provide ownership of anti-sphingolipid therapeutic antibodies as compositions of matter and methods to treat disease.  Several patents provide claims on sphingolipids and sphingolipid receptors as targets to treat cardiovascular diseases, cancer, inflammation, angiogenesis, and various diagnostic and drug-screening applications.  Lpath has other proprietary reagents and some small-molecule inhibitors that are being tested in discovery-stage studies.  The company believes that its patent estate will provide broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipids (or their metabolites), for therapeutic, diagnostic, and screening purposes.

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

In 2006 Lpath and Laureate Pharma, Inc. (“Laureate”) entered into a contract manufacturing agreement for the production of recombinant ASONEP and iSONEP.  Under the terms of the agreement, Laureate will perform cell-line development, cell-line optimization, and upstream and downstream process development, followed by GMP manufacture of the product for use in clinical trials.  The agreement has been amended to extend the termination date from December 31, 2007 to December 31, 2008.  Lpath may terminate the agreement at any time in our discretion by giving Laureate 90 days’ written notice of termination.  Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture, and marketing of pharmaceutical products.  These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of Lpath’s product candidates (and any other products we may develop, acquire, or in-license).

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

Management cannot be certain that Lpath will successfully initiate or complete Phase I, Phase II, or Phase III testing of Lpath’s product candidates within any specific time period, if at all.  Furthermore, the FDA or an Institutional Review Board may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually.  For fiscal year 2008, that fee is $1,178,000.  In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  If the FDA approves the NDA, the product becomes available for physicians to prescribe.  Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product.  In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon Lpath’s activities.  Management cannot be certain that the FDA or any other regulatory agency will grant approval for the lead product ASONEP (or any other products we may develop, acquire, or in-license) under development on a timely basis, if at all.  Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.  Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on Lpath’s business.

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

Lpath’s product candidates are also subject to a variety of state laws and regulations in those states or localities where Lpath’s lead product ASONEP (and any other products we may develop, acquire, or in-license) will be marketed.  Any applicable state or local regulations may hinder Lpath’s ability to market Lpath’s lead product (and any other products we may develop, acquire, or in-license) in those states or localities.  In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries.  The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.  We may incur significant costs to comply with these laws and regulations now or in the future.

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

Employees

As of March 10, 2008 we employed 23 individuals, of whom 14 held advanced degrees.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with its employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of February 18, 2008 (biographical descriptions below which reference dates of such officer’s role in Lpath prior to the November 30, 2005 merger with Neighborhood Connections, Inc. relate to Lpath Therapeutics Inc., our predecessor entity):

Name	Age	Position
Scott R. Pancoast	49	President and Chief Executive Officer

Roger A. Sabbadini, Ph.D.	60	Vice President, Chief Scientific Officer

William A. Garland, Ph.D.	63	Vice President, Drug Development

Gary J.G. Atkinson	55	Vice President, Chief Financial Officer

Genevieve Hansen	44	Vice President, Research

Glenn Stoller	44	Head of Lpath Ocular

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

Genevieve Hansen, Ph.D.

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

Glenn Stoller, M.D.

Head of Lpath Ocular

Dr. Stoller is a practicing retinal-eye surgeon. He received his medical degree from NYU School of Medicine and performed his residency at the Harkness Eye Institute of Columbia Presbyterian Hospital. He completed his fellowship in medical and surgical diseases of the retina at New York Presbyterian Hospital—Cornell Campus in New York City. He has served as an advisor for a number of pharmaceutical companies. He is a former editorial board member of the American Academy of Ophthalmology and an active member of The Retina Society.

RISK FACTORS

Risks primarily associated with the manner in which the Company conducts its business:

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

We may in the future be subject to intellectual property rights claims, which are costly to defend, which could require us to pay damages, and which could limit our ability to use certain technologies in the future.

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

We may be required to license technology from competitors or others in order to develop and commercialize some of our products and services, and it is uncertain whether these licenses would be available.

 Third party patents may cover some of the products or services that we are developing or plan to develop (either directly or with strategic collaborative partners).   To the extent valid third party patent rights cover our products, we (or our strategic collaborative partners) would be required to seek licenses from the holders of these patents in order to continue developing such products, and payments under such licenses would reduce increase our operating expenses.  We may not be able to obtain these licenses on acceptable terms, or at all.  If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products, which would limit our prospects for profitability.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team.  In particular, our CEO Scott Pancoast, our founder and CSO Roger Sabbadini, Ph.D., our Vice President of Drug Development, William Garland, Ph.D., our Vice President of Research, Genevieve Hansen, Ph.D. and our Head of Ocular, Glenn Stoller, M.D., are all critical to our overall management as well as the development of our technology, our culture and our strategic direction.  All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could materially harm our business.

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

Conflicts may arise in our collaborations we have entered into or may enter into due to one or more of the following:

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

The manufacturing process of ASONEP and any other therapeutic products we may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA.  We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our lead product ASONEP and any other products we may develop or in-license and may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to have ASONEP and any other products we may develop or in-license manufactured would prevent us from successfully commercializing our proposed products.  Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our company’s shares.

We have a limited product and technology portfolio at the current time.

Although our clinical and pre-clinical drug candidates, ASONEP and iSONEP might ultimately show clinical relevance in multiple disease states, we have validated it only against cancer and AMD and only in animal models.

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

Risks associated with the financing, revenue, and internal controls of the Company:

We are a start-up company, and we may be unable to generate significant revenues and may never become profitable.

We are a start-up company that has generated approximately $2 million in revenues to date.  All of our revenue has been from grants to support our research and development activities.  We expect to incur significant operating losses for the foreseeable future.  We may not be able to validate and market products in the future that will generate significant revenues.  In addition, any revenues that we may generate may be insufficient for us to become profitable.

In particular, potential investors should be aware that we have not proven that we can:

•                  raise sufficient additional capital in the public and/or private markets to continue the development of our drug product candidates through clinical trials and other regulatory approval thresholds;

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

We have a limited operating history from which to evaluate our business.  We have only generated approximately $2 million in revenues to date, and have not received FDA approval for marketing any of our product candidates.  Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating.  Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

The report of the independent registered public accounting firm on our 2007 consolidated financial statements contains a going concern modification.

Even though we raised net proceeds of approximately $15.8 million in a private placement that we closed in the second quarter of 2007 (the “2007 Private Placement”), of which $7.5 million remain at December 31, 2007, the report of the independent registered public accounting firm covering our consolidated financial statements for the years ended December 31, 2007 and December 31, 2006 stated that certain factors, including our net losses and our net cash used in our operating activities, when compared with our net cash position, raise substantial doubt as to our ability to continue as a going concern notwithstanding the proceeds from our private placement.

Although we raised net proceeds of approximately $15.8 million in 2007, we will still require substantial additional financing in order to carry out our planned activities beyond June 30, 2008.

The amount of cash we had on hand as of December 31, 2007 was approximately $7.5 million.  This amount will not be sufficient to meet our cash requirements beyond June 30, 2008, and substantial additional funding will be required to support the continued development and commercialization of product candidates currently in the clinical and pre-clinical stages of development.  Although we raised net proceeds of approximately $15.8 million in the 2007

Private Placement, a substantial portion of the proceeds from the 2007 Private Placement have been consumed in pre-clinical activities and research and development in 2007, and the remainder has been allocated to pre-clinical activities and research and development scheduled to be conducted during the first six months of 2008. Consequently, we will be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital necessary to fund the next five to ten year period during which we will be required to conduct product development and FDA testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate.

We may be unable to maintain an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause our current and potential stockholders to lose confidence in our financial reporting and adversely impact our business and our ability to raise additional funds in the future.

Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud.  If we cannot provide reliable financial statements or prevent fraud, our operating results and our reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

A primary source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

Although we have applied for many grants thus far and have been awarded five of them, in the future, the National Institutes of Health (“NIH”) may not find our grant applications worthy of such grants.  In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2005 and 2006, and expect to exceed in 2008. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements.  There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

Risks primarily associated with the Company’s stock:

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 6, 2005 and is quoted under the symbol LPTN.OB. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent months such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility.

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

•                  announcements of new products or technologies;

•                  regulatory developments in the United States and other countries; and

•                  failure of our common stock to be listed quoted on the Nasdaq Capital Market, American Stock Exchange or other national market system.

If additional authorized shares of our common stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2007, there were an aggregate of 65,749,565 shares of our common stock issued and outstanding on a fully diluted basis.  That total includes 6,144,185 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 14,558,885 shares of common stock that may be issued upon the exercise of outstanding warrants.  The exercise of options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises.  We are also unable to estimate the amount, timing or nature of future sales of outstanding common stock.  Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, in transactions similar in size and scope to our prior private placements, which may be subject to registration rights (as in our prior private placements). The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be sustained in the future. FINRA (formerly, NASD) has enacted changes that limit quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•                  the issuance of new equity securities pursuant to a future offering;

•                  competitive developments;

•                  variations in quarterly operating results;

•                  change in financial estimates by securities analysts;

•                  the depth and liquidity of the market for our common stock;

•                  investor perceptions of our company and the technologies industries generally; and

•                  general economic and other national conditions.

Our common stock is considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock.

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Following our reorganization and merger on November 30, 2005, the market price of our common stock has been less than $5.00 per share.  As a result of our prior private placements (including the subsequent closing), we will have almost doubled the number of shares outstanding by the issuance of approximately 17.7 million additional shares of common stock (which number does not include shares of our common stock issuable upon the exercise of warrants sold to investors in the Private Placement).  Consequently, it is likely that the market price for our common stock will remain less than $5.00 per share for the foreseeable future and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock.

Our Certificate of Incorporation provide for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Certificate of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval.  Pursuant to agreements with us, until July 2009, some of our investors have pre-emptive rights with respect to the issuance of additional shares of capital stock in most capital raising transactions (which includes preferred stock).

We do not intend to pay dividends.

We have never declared or paid any dividends on our securities. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Risks primarily associated with the drug discovery and development industry and with market and regulatory conditions in general:

We must obtain governmental approval for each of our products, which is an expensive and complicated process in which any of a number problems could arise that would adversely affect our business.

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

•                  there can be delays, sometimes long delays, in obtaining approval for our product candidates, including, but not limited, to requests for additional clinical trials;

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate, ASONEP, will not be completed before 2010 at the earliest.  Significant delays may adversely affect our financial results and the commercial prospects for ASONEP (or our other potential products or any other products we may acquire or in-license), and delay our ability to become profitable. Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The rate of completion of our clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for our lead product ASONEP and any other products we may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

Health care reform, which includes recent amendments to the Food and Drug Act, may adversely impact our business.

The United States government and other governments have shown significant interest in pursuing healthcare reform.   Any government-adopted reform measures could adversely impact:

•  the pricing of healthcare products in the United States or internationally; and

•  the amount of reimbursement available from governmental agencies or other third party payors.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. In particular, we expect that our auditing and other related fees and expenses are expected to increase substantially in the near future. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

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

Even if the FDA approves our initial lead product, ASONEP (or any other product we commercialize), physicians and patients may not accept and use it. Acceptance and use of ASONEP, or any of our future products, will depend upon a number of factors including:

•                  perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•                  cost-effectiveness of our drugs or diagnostic products relative to competing products;

•                  availability of reimbursement from government or other healthcare payors for our lead product, ASONEP which is expected to cost as much as $30,000 or more per year of treatment and any other products we commercialize; and

•                  effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We may occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we may become engaged in disputes regarding our commercial transactions.  These disputes, if they occur, could result in monetary damages or other remedies that could adversely impact our financial position or operations.  Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

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

ITEM 2.                  DESCRIPTION OF PROPERTY

Our administrative offices and research facilities are located in San Diego, California and are considered to be in good condition and adequately utilized. We lease approximately 7,300 square feet of laboratory and office space.  This lease arrangement expires in October 2010.  Approximately 500 square feet of the facility is subleased to a company that is co-owned by two of Lpath’s largest stockholders.  The terms of this sublease, in general, are identical to the terms of the company’s direct lease.

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	2007		2006
	High	Low	High	Low

First quarter	$1.40	$0.77	$1.70	$1.25
Second quarter	$2.00	$1.15	$1.97	$1.17
Third quarter	$1.95	$1.28	$1.40	$0.80
Fourth quarter	$2.54	$1.90	$1.05	$0.65

As of March 10, 2008 we had approximately 151 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.  We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.  The closing price of our common stock on March 10 2008, was $1.70 per share.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted- Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	6,144,185	(1)	$0.58	(2)	3,746,608

Equity compensation plans not approved by security holders	—-		—-		—-

Total	6,144,185		$0.58		3,746,608

(1)          Includes 1,879,800 restricted stock units.

(2)          Excludes 1,879,800 restricted stock units.

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

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, ASONEP™, in Phase I clinical trials, is a monoclonal antibody against sphingosine-1-phosphate (S1P), which holds promise for the treatment of cancer and other diseases.  A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) has demonstrated superior results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma.  Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target.  Lpath’s unique ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby creating a potential pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of December 31, 2007, Lpath had an accumulated deficit of approximately $28.2 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated approximately $2million in revenue to date from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.

Lpath has generated $23,000 in royalty revenue to date from a licensing agreement with a company that produces novel research assays.  Lpath expects to continue to receive small amounts of royalty revenue under this agreement.

Lpath does not expect to generate any significant revenue from licensing, milestones, or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its first product.

Research and Development Expenses

Lpath’s research and development expenses consist primarily of salaries and related employee benefits, research supplies and materials, external costs associated with its drug discovery research, and external costs incurred in preparation for clinical development, including preclinical testing and regulatory expenses.  Lpath’s historical research and development expenses are principally related to the research and drug discovery efforts in creating its lead product candidates, ASONEP and iSONEP.

Lpath charges all research and development expenses to operations as incurred.  Lpath expects its research and development expenses to increase significantly in the future as its product candidates move through pre-clinical testing and into clinical trials.

Due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, Lpath is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for potential commercialization.  Clinical development timelines, the probabilities of success, and development costs vary widely.  While Lpath is currently focused on advancing each of its product development programs, Lpath anticipates that it will periodically make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential.  In addition, Lpath cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, Lpath cannot be certain when and to what extent it will receive cash inflows from the commercialization of its product candidates.

Lpath expects its research and development expenses to be approximately $35 million over the two year period ending December 31, 2009.  This estimate includes the expenses to conduct Phase I clinical trials for ASONEP and iSONEP, our two most advanced product candidates, as well as to initiate preclinical testing of our third product candidate, Lpathomab.  Lpath expects these expenditures to increase as it continues the advancement of its product development programs. At this point Lpath has just initiated clinical trials for its first product candidate.  The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $50 million.  Any failure by Lpath or delay in completing clinical trials, or in obtaining regulatory approvals, would cause Lpath’s research and development expenses to increase and, in turn, have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

General and Administrative Expenses

Lpath’s general and administrative expenses principally comprise salaries and benefits and professional fees related to Lpath’s administrative, finance, human resources, legal, and internal systems support functions.  In addition, general and administrative expenses include insurance and an allocated portion of facilities and information technology costs.

Lpath anticipates increases in general and administrative expenses as it adds personnel, increases its business development activities, becomes subject to the Sarbanes-Oxley compliance obligations applicable to larger publicly-held companies, and continues to develop and prepare for the commercialization of its product candidates.

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

Patent Expenses

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

Stock-Based Compensation

Lpath accounts for employee stock options and restricted stock untis using the fair-value method in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services Lpath receives are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrant or similar equity instruments issued have been estimated based on the Black-Scholes option pricing model.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2007, Lpath had federal and state net operating loss carryforwards of approximately $26 million and $26 million, respectively.  Under current law, the federal net operating loss carryforwards may be available to offset taxable income through 2027 and California net operating loss carryforwards may be available to offset taxable income through 2017.

As of December 31, 2007, Lpath also had federal and California research and development tax credit carryforwards of $832,000 and $488,000, respectively.  These tax credits may be available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

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

Results of Operations

Years Ended December 31, 2007 and December 31, 2006

Grant Revenue. Grant revenues were $0.4 million for the year ended December 31, 2007, compared with $0.5 million for the year ended December 31, 2006.  The $0.1 million decrease was due to the fact that the level of effort required by certain grants declined as those grants wound-down to completion in 2007.

Research and Development Expenses.  Research and development expenses were $12.4 million for the year ended December 31, 2007, compared with $4.0 million for the year ended December 31, 2006, an increase of $8.4 million.  Outside service expenses increased by approximately $6.6 million primarily due to the costs of IND-enabling studies required in the preclinical development of ASONEP and iSONEP and the costs of manufacturing drug supplies to be used in clinical trials.  The use of consultants and other contracted services to augment the capabilities of our research and development team in preparing and filing our first Investigational New Drug application with the FDA also contributed to the increase in expenditures for outside services.  Employee compensation and benefits expense increased by approximately $0.4 million, commensurate with the increase in research and development staffing.  The amount spent for research supplies and materials increased approximately $0.1 million, consistent with the increased level of effort in support of drug discovery and preclinical development projects.  Stock-based compensation expense, related to equity incentive grants to both employees and consultants, for the year ended 2007 increased by $1.3 million over the prior year.

General and Administrative Expenses.  General and administrative expenses were $3.4 million for the year ended December 31, 2007, compared with $2.2 million for the year ended December 31, 2006.  The net increase of approximately $1.2 million was due to increases in employee compensation, outside services and stock compensation costs. Accounting fees, legal fees, investor relations, stock administration, consulting, and insurance expenses increased, in aggregate, by approximately $0.4 million. The increase in these expenses was primarily due to the increased level of professional services required to pursue corporate partnership opportunities and comply with the regulatory obligations of a publicly-traded company. Employee compensation and benefits expenses increased by approximately $0.4 million, reflective of the changes in general and administrative personnel between the two years. Stock-based compensation expense, related to equity incentive grants to both employees and consultants, for the year ended 2007 increased by $0.4 million over the prior year.

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two of Lpath’s significant stockholders.  The terms of the sublease, in general, are the same as the terms of the company’s direct lease.  In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC.  Certain WSIC employees also provide services to Lpath.  Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity.  During 2007, WSIC reimbursed Lpath $96,000 for investment oversight expenses, $37,857 for lease and facility related expenses, and $21,783 for accounting and other administrative services.  During 2006, WSIC reimbursed Lpath $140,489 for investment oversight expenses, $56,671 for lease and facility related expenses, $49,805 for accounting and other administrative services, and $22,797 for facility related capital expenditures.  During 2007 and 2006, Lpath reimbursed WSIC $34,537 and $76,692, respectively, for accounting and administrative expenses.  The decrease of $42,155 in accounting and administrative expenses reimbursed by Lpath to WSIC was primarily due to the fact that increases in Lpath administrative staffing reduced the need from WSIC for similar services and support.

Interest Income.  Interest income was $398,000 for the year ended December 31, 2007, compared with $161,000 for the year ended December 31, 2006.  The $237,000 increase was principally a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense was $27,951 for the year ended December 31, 2007, compared with zero for the year ended December 31, 2006. Lpath’s interest expense during 2007 is comprised of interest and commitment fees arising from a bridge financing in the first quarter as well as interest expense for leasehold improvements financed by our landlord.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through December 31, 2007, Lpath had received net proceeds of approximately $29.9 million from the sale of shares of preferred stock and common stock and from the issuance of convertible promissory notes.  As of December 31, 2007, Lpath had cash and cash equivalents totaling $7.5 million.

For the year ended December 31, 2007, we used net cash of $10.9 million for operating activities compared to $4.5 million in 2006.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the preclinical development activities for our lead product candidates and the costs of consultants and outside services required to prepare and file our first Investigational New Drug application with the FDA, as well as increased legal, accounting, and other fees associated with managing a public company and pursuing corporate partnering and financing opportunities.

Net cash used in investing activities during 2007 amounted to $277,000 compared to $293,000 in 2006.  This decrease is attributable to the purchase in 2006 of $181,000 of equipment, primarily to outfit our new research and development facility.  We also capitalized expenses of $130,000 in 2007 and $112,000 in 2006 related to the filing and prosecution of patents.

Net cash provided from financing activities during 2007 totaled $17.4 million compared to $0.9 million in 2006.  During 2007 we raised $15.8 million, net of offering costs, through the sale of common stock and warrants to purchase common stock.  We also received $1.5 million upon the exercise of warrants and stock options to purchase common stock.

In August 2005 we entered into a five-year facilities lease.  A portion of the facility is subleased to a company that is co-owned by two of Lpath’s largest stockholders.  The terms of this sublease, in general, are the same as the terms of the company’s direct lease.  The sublease was approved by the landlord.

The following table describes Lpath’s commitments to settle contractual obligations in cash as of December 31, 2007:

	Payments Due by Year
	2008	2009	2010	Total

Operating lease obligations	$190,460	$196,571	$176,446	$563,477

Less sublease income	13,110	13,506	12,107	38,723

Sub-total	177,350	183,065	164,339	524,754

Leasehold improvement debt	14,107	15,278	15,117	44,502

Other contractual commitments	—	599,190	—	599,190

Total	$191,457	$797,533	$179,456	$1,168,446

Lpath has entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical and clinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In one such arrangement, Lpath has entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials.  Under the terms of that collaboration agreement Lpath is obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives.  Under the terms of a license agreement with another biomedical research company, an annual license fee of approximately $600,000 per year began to accrue during the third quarter of 2007 following the occurrence of certain events.  Pursuant to that agreement, payment of that annual license fee will be deferred until Lpath’s drug candidate incorporating that technology begins Phase II clinical trials.  While it is not possible to predict when, or if, the drug candidate will progress to the commencement of Phase II clinical trials, and consequently when payment would be required, we estimate that the earliest date that payment of this licensing fee will be made is in 2009.  Accordingly, a liability for this amount has been accrued and the ultimate payment of this amount is included in the payments due in 2009 in the table above.  Other deferred license fees, milestone payments and royalty payments under Lpath’s various agreements are not included in the table above because Lpath cannot, at this time, determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii) seek regulatory approvals, and (iii) develop and commercialize our product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.

The amount and timing of cash requirements will depend on regulatory and market acceptance of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercializtion activities required to support our product candidates.

We believe that our existing cash will be sufficient to meet Lpath’s projected operating requirements at least through mid-2008.  During 2008 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $7.5 million as of December 31, 2007, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume more than $18.0 million in 2008.  Additional capital will be required to continue to fund the company’s research and development projects in 2008 and beyond.  The company’s plans to bridge such cash shortfalls in 2008 include the following:

1.	Pursue additional fund raising activities from both existing and potential new investors.

2.

Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

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

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material effect on the company’s consolidated financial statements.

In December 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).

EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the company beginning on January 1, 2009. The company is currently evaluating the effect of EITF 07-1 on its consolidated financial statements.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company beginning on January 1, 2008. The company is currently evaluating the effect of EITF 07-3 on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on the company’s consolidated financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 will be effective for the Company beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the company’s consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk.  To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds.  Our cash and investments at December 31, 2007 consisted primarily of cash in bank accounts, certificates of deposit, and money market mutual funds.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant cash losses from operations since inception and expects to continue to incur cash losses from operations in 2008 and beyond.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LevitZacks

San Diego, California
March 14, 2008

LPATH, INC.

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,521,071	$1,361,214
Accounts receivable	10,502	118,361
Prepaid expenses and other current assets	217,581	201,175
Total current assets	7,749,154	1,680,750

Equipment and leasehold improvements, net	422,484	259,135
Patents, net	442,706	343,747
Deposits and other assets	37,644	70,603

Total assets	$8,651,988	$2,354,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$989,069	$494,696
Accrued expenses	572,798	222,896
Deferred rent, current portion	45,405	—
Leasehold improvement debt, current portion	14,107	—
Total current liabilities	1,621,379	717,592

Deferred rent, long-term portion	101,121	77,867
Leasehold improvement debt, long-term portion	30,395	—
Long-term accrued liabilities	563,865	—
Total liabilities	2,316,760	795,459

Stockholders’ Equity:

Class A Common stock - $.001 par value; 100,000,000 and 60,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively; 45,046,495 shares issued and outstanding and 24,616,393 shares issued and outstanding at December 31, 2007 and 2006, respectively.	45,046	24,616

Additional paid-in capital	34,457,999	14,610,217
Accumulated deficit	(28,167,817)	(13,076,057)
Total stockholders’ equity	6,335,228	1,558,776

Total liabilities and stockholders’ equity	$8,651,988	$2,354,235

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2007 and 2006

	2007	2006

Grant and royalty revenue	$372,348	$511,862

Expenses:
Research and development	12,418,554	4,035,552
General and administrative	3,429,676	2,242,297

Total expenses	15,848,230	6,277,849

Loss from operations	(15,475,882)	(5,765,987)

Other income (expense):
Interest income	398,020	161,244
Interest expense	(27,951)	—
Gain on foreign currency exchange	14,053	—
Total other income (expense)	384,122	161,244

Net loss	$(15,091,760)	$(5,604,743)

Basic and diluted net loss per share	$(0.39)	$(0.23)

Weighted average number of common shares outstanding used in the calculation	38,771,019	24,457,418

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2006	23,524,921	$23,524	$12,798,057	$(7,471,314)	$5,350,267

Common stock and warrants issued for cash, net of issuance costs	1,086,472	1,087	922,598		923,685
Stock options exercised	5,000	5	245		250
Stock-based compensation			818,317		818,317
Reversal of estimated fair value of potential liability for liquidated damages			71,000		71,000
Net loss				(5,604,743)	(5,604,743)

Balance, December 31, 2006	24,616,393	24,616	14,610,217	(13,076,057)	1,558,776

Common stock and warrants issued for cash, net of issuance costs	17,733,737	17,734	15,831,793		15,849,527
Warrants exercised, net of issuance costs	2,203,158	2,203	1,454,782		1,456,985
Stock options exercised	493,207	493	78,303		78,796
Stock-based compensation			2,482,904		2,482,904
Net loss				(15,091,760)	(15,091,760)

Balance, December 31, 2007	45,046,495	$45,046	$34,457,999	$(28,167,817)	$6,335,228

See accompanying notes to consolidated financial statements

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(15,091,760)	$(5,604,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,482,904	818,317
Depreciation and amortization	156,435	49,566
Deferred rent expense	37,755	42,376
Changes in operating assets and liabilities:
Accounts receivable	107,859	68,367
Prepaid expenses and other current assets	(16,406)	(74,099)
Deposits and other assets	(2,150)	—
Accounts payable and accrued expenses	1,406,522	240,332
Net cash used in operating activities	(10,918,841)	(4,459,884)

Cash flows from investing activities:
Equipment expenditures	(126,575)	(180,745)
Patent expenditures	(149,969)	(112,365)
Net cash used in investing activities	(276,544)	(293,110)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	15,841,690	923,685
Proceeds from exercise of stock options and warrants, net	1,535,781	250
Proceeds from issuance of notes payable to related parties	100,000	—
Repayment of notes payable to related parties, including loan fees	(108,163)	—
Repayment of leasehold improvement debt	(14,066)	—
Net cash provided by financing activities	17,355,242	923,935

Net increase (decrease) in cash	6,159,857	(3,829,059)

Cash and cash equivalents at beginning of year	1,361,214	5,190,273
Cash and cash equivalents at end of year	$7,521,071	$1,361,214

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,114	$—
Income taxes	$1,600	$1,600
Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$23,202	$20,000
Reversal of estimated fair value of potential liability for liquidated damages	$—	$(71,000)
Common stock issued in payment of loan fees	$7,837	$—
Leasehold improvements financed by landlord	$58,568	$—
Leasehold improvements paid by landlord	$80,428	$—

See accompanying notes to consolidated financial statements

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Lpath has determined the estimated fair value of its financial instruments.  The amounts reported for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the fair value because of their short maturities.  The estimated fair value of leasehold improvement debt approximates its carrying amount in the consolidated balance sheets. Such fair value was derived by evaluating the nature and terms of the obligation and considering the prevailing economic and market conditions at the balance sheet date.

Equipment and Leasehold Improvements

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  Based on its review at the years ending December 31, 2007 and 2006, management did not believe that there was any impairment of the value of such assets.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent.  Lease incentives, including tenant improvement allowances, are also recorded to deferred rent and amortized on a straight-line basis over the lease term.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Expense

The company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006. SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods or the derived service period for awards with market conditions. Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions.

As of December 31, 2007 total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our equity incentive plan was $5.0 million, which we expect will be recognized over a weighted-average period of 2.1 years.  However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

The company accounts for stock-based compensation issued to non-employees under SFAS No. 123(R), and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

Please refer to Note 8, “Stockholders’ Equity,” for further information.

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Benefit Plan

The Company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $57,117 and $42,222 in 2007 and 2006, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods.  Consequently, no income tax benefit has been recorded for the years ended December 31, 2007 and 2006.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income requires that comprehensive loss and its components be displayed as part of the full set of consolidated financial statements. Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss.  At December 31, 2007 and 2006, Lpath had no reportable differences between net loss and comprehensive loss.

Per Share Data

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units, restricted stock awards, warrants, and convertible securities, outstanding during the period.

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options, restricted stock units, and warrants of 17,672,687 for the twelve months ended December 31, 2007, and common stock equivalents of 12,941,299 from stock options and warrants for the twelve months ended December 31, 2006, are excluded from the calculation of diluted loss per share for all periods presented because the effect is anti-dilutive.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the company beginning on January 1, 2009. The company is currently evaluating the effect of EITF 07-1 on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 became effective for the Company beginning on January 1, 2008.  The adoption of EITF 07-3 is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on the company’s consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 will be effective for the Company beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the company’s consolidated financial statements.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. In the year ended December 31, 2007 Lpath incurred a net loss and utilized net cash in operating activities of $15,091,760 and $10,918,841, respectively.  In the year ended December 31, 2006 the company incurred a net loss and utilized net cash in operating activities of $5,604,743 and $4,459,884, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2008 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $7,521,071 as of December 31, 2007, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume more than $18,000,000 in 2008.  Additional capital will be required to continue to fund the company’s research and development projects in 2008 and beyond.  The company’s plans to bridge such cash shortfalls in 2008 include the following:

1.     Pursue additional fund raising activities from both existing and potential new investors.

2.     Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations.  In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

3.     Continue to seek additional research grants from the National Institutes of Health or other sources.

The company is attempting to raise additional capital to fund operations beyond 2008; however, no assurance can be given that the company will be able to obtain additional financing when and as needed in the future.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2007	2006
Equipment
Office furniture and fixtures	$28,908	$14,200
Laboratory equipment	377,626	316,674
Computer equipment and software	145,912	94,997
Leasehold improvements	143,203	4,207
	695,649	430,078
Less accumulated depreciation	(273,165)	(170,943)
Equipment, net	$422,484	$259,135

Patents
Patents	$488,612	$378,814
Less accumulated amortization	(45,906)	(35,067)
Patents, net	$442,706	$343,747

Note 4 – OPERATING LEASE

On August 12, 2005, the company signed a five-year lease for 7,300 square feet of laboratory and office space in a building located at 6335 Ferris Square, San Diego, California.  Western States Investment Corporation (WSIC), which is co-owned by two of Lpath’s largest stockholders,  subleased a portion of the executive offices in this facility.  In 2006 WSIC subleased approximately 2,000 square feet.  In 2007 the amount of space subleased to WSIC decreased to approximately 500 square feet as Lpath’s utilization of space in the facility increased.  The terms of such sublease, in general, mirror the terms of the company’s direct lease. WSIC has the right to terminate the sublease should Lpath be purchased by or merged into another company.

In December 2006, the company assumed additional “must take” lease space under terms of the lease.  The lease provided the landlord would pay for the first $20 per rentable square foot and one-half the amount in excess of the $20 per rentable square foot of the leasehold improvements made to the must take space.  The leasehold improvements were completed in July 2007.  We capitalized the total cost as a leasehold improvement and recorded an offsetting deferred rent amount for the portions paid by the landlord.  A portion of the leasehold improvements was financed by the landlord and will be repaid by Lpath over the remaining term of the lease.  The amount of this financing was recorded as leasehold improvement debt.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 4 – OPERATING LEASE (continued)

Future minimum payments, sublease income, and leasehold improvement debt under the company’s non-cancelable operating lease and sublease are set forth in the following table:

				Leasehold
	Lease	Sublease	Net Lease	Improvement
Years ending December 31,	Obligation	Income	Obligation	Debt

2008	$190,460	$13,110	$177,350	$14,107
2009	196,571	13,506	183,065	15,278
2010	176,446	12,107	164,339	15,117

Total Future Minimum Lease Commitments	$563,477	$38,723	$524,754	$44,502

Lpath’s rent expense totaled $247,000 and $277,000 for the years ended December 31, 2007 and 2006, respectively.  Lpath’s sublease income amounted to $18,000 and $58,000 for the years ended December 31, 2007 and 2006, respectively.

Lease Guaranty – To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock. The warrant terms included an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.  This amount was charged to rent expense over the term of the guaranty.  As of December 31, 2007 the guaranty term had ended, and the total guaranty amount had been expensed.

Note 5 – RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC entered into two agreements, a License Agreement and a Research Evaluation Agreement.  Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies.  Under the terms of the License Agreement an annual license fee of approximately $600,000 per year began to accrue during the third quarter of 2007, when Lpath utilized the Lonza technology in the manufacture of drug substance to be used in clinical trials.  Under the terms of the License Agreement, payment of this annual license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase II clinical trials.  While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase II clinical trials, management believes that it is unlikely that payment of this annual fee will occur prior to 2009.  Accordingly, this fee was accrued and is carried on the balance sheet as a long-term liability.  Under the terms of the Research Evaluation Agreement, a license fee is due annually.  The company paid Lonza Biologics PLC annual license fees totaling approximately $72,000 and $105,000 during 2007 and 2006, respectively, related to the Research Evaluation Agreement.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 5 – RESEARCH AND LICENSE AGREEMENTS (continued)

In August 2006, Lpath and Laureate Pharma, Inc. entered into a Development and Manufacturing Services Agreement for the development, manufacture and storage of Lpath’s Sonepcizumab monoclonal antibody for use in clinical trials.  The company paid Laureate Pharma approximately $2,240,000 and $175,000 during 2007 and 2006, respectively, related to this agreement.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial.  The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. The company paid AERES approximately $664,000 during the year ended December 31, 2006 for services provided under the terms of the agreement.  No amounts were paid to AERES during the year ended December 31, 2007.  However, in December 2007, $150,000 was accrued when Lpath achieved the first milestone specified in the agreement.   Lpath could owe certain additional contingent amounts when drug candidates based on of Sonepcizumab pass through the levels of the FDA drug review and approval process.  AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Prior to 2006, Lpath entered into a research agreement with San Diego State University (SDSU). Under the agreement, the company paid fees and cost reimbursements to SDSU in exchange for research facilities, equipment, supplies, and personnel.  Lpath was the sole owner of any discovery, invention, finding, data, or conclusion derived from the research.  Total fees and cost reimbursements paid to SDSU were $92,932 and $117,683 for the years ended December 31, 2007 and 2006, respectively.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 6 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

In 2007 the company received gross proceeds of $16,847,000 from the sale of common stock and warrants through a private placement.  Lpath issued 17,733,737 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 35% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 6,206,809 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.05 per share, and expire five years from the date of issue.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled $998,000. In addition, 1,707,894 warrants were issued to placement agents.  These warrants carry an exercise price of $1.05 per share, and expire five years from the date of issue.  All of the warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the warrants, then both the exercise price of the warrants and the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

In 2006 the company received gross proceeds of $1,032,140 from the sale of 543,236 units.  The price was $1.90 per unit.  Each unit included two shares of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.50 per share.  The warrants expire on September 30, 2010.  As a result of these private placements, 1,086,472 shares of common stock and 543,236 warrants were issued.

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 7 — OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2007 and 2006, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (“the Plan”).  There are 10,390,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years.  Restricted stock units granted have a five-year life and vest over zero to four years or upon the achievement of specified clinical trial milestones.  As of December 31, 2007 a total of 3,746,608 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2007	2006
Stock-based compensation expense by type of award:
Stock options General	$1,885,421	$818,317
Restricted stock units	597,483	—
Total stock-based compensation expense	$2,482,904	$818,317

Effect of stock-based compensation expense on income by line item:
Research and development General	$1,591,631	$327,453
General and administrative	891,273	490,864
Total stock-based compensation expense	$2,482,904	$818,317

Fair value is determined at the date of grant for employee options and restricted stock units and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options.

In accordance with the adoption of SFAS No. 123(R) on January 1, 2006, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated to be 5.25% and zero for the stock options and restricted stock units granted during the years ended December 31, 2007 and 2006, respectively.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – STOCKHOLDERS’ EQUITY (continued)

Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2007 and 2006.

Stock Options

All stock options granted during 2007 and 2006 were granted with exercise prices equal to the fair market value of the company’s common stock on the date of grant and the options had weighted-average grant-date fair values, measured on the grant date, of $0.76 and $1.18, respectively.

In accordance with SFAS 123(R), the company recorded stock-based compensation expense of $1,885,000 and $818,000 in 2007 and 2006, respectively, related to stock options.

As of December 31, 2007, there was $1.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.1 years.

The company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of the company’s stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for the company’s stock to estimate the fair value of a stock option on the grant date.

The fair value of each option granted under the Plan during 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected stock price volatility	80 - 100%	100.00%
Risk-free interest rate	4.76%	4.89%
Expected term	6 - 10 years	10 years
Expected annual dividends	—	—

The weighted-average valuation assumptions were determined as follows:

•  Expected stock price volatility:  In 2007, the company changed its method of estimating expected volatility from relying on management estimate’s (due to the limited prior trading history) to a weighted-average calculation of a peer group and the company’s actual volatility.

•Risk-free interest rate:  The company bases the risk-free interest rate on the interest rate payable on U.S. Treasury debt securities.

•Expected term of options:  The expected term of options represents the period of time options are expected to be outstanding. The company uses historical data to estimate employee exercise and post-vest termination behavior. The company believes that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore does not stratify employees into multiple groups in determining the expected term of options.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – STOCKHOLDERS’ EQUITY (continued)

•Expected annual dividends: The estimate for annual dividends is zero because the company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

A summary of the stock option activity under the plan as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,520,800	$0.28

Granted	1,196,700	$1.29
Exercised	(5,000)	$0.05
Expired	—	—
Forfeited	(255,532)	$0.80

Outstanding at December 31, 2006	4,456,968	$0.52

Granted	461,400	$0.90
Exercised	(493,207)	$0.16
Expired	—	—
Forfeited	(160,776)	$1.10

Outstanding at December 31, 2007	4,264,385	$0.58	7.27	$7,399,847

Vested and exercisable at December 31, 2007	2,737,312	$0.48	6.79	$5,044,662

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date.  The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2007 of $2.32 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2007 the company had 4,264,835 stock options outstanding with strike prices below the company’s market price of $2.32 on that date, of which 2,737,312 were vested and exercisable.  The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $617,565 and $9,050, respectively.  Cash received from option exercises during the years ended December 31, 2007 and 2006 was $78,796 and $250, respectively.  Upon stock option exercises the company issues new shares of common stock.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The company recorded stock-based compensation expense of $597,000 for 2007 related to restricted stock units outstanding.

As of December 31, 2007, there was $3.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units granted under the Equity Incentive Plan. The company expects to recognize that expense over a weighted-average period of 2.8 years.

The following table summarizes the restricted stock activity of the company during 2007:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value

Outstanding and unvested at January 1, 2007	—	$—
Granted	1,879,800	2.42
Vested	—	—
Cancelled	—	—

Outstanding and unvested at December 31, 2007	1,879,800	$2.42

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – STOCKHOLDERS’ EQUITY (continued)

Warrants

The following table summarizes Lpath warrants outstanding as of December 31, 2007:

Warrant Expiration Date	Number of Shares		Exercise Price per Share

May 30, 2008	83,125		$0.80

Jul 31, 2008	22,988		$0.95

Sep 28, 2008	23,400		$0.95

Apr 3, 2009	390,000		$0.05

Sep 30, 2010	288,672		$0.80

Sep 30, 2010	22,906		$0.95

Sep 30, 2010	5,281,697		$1.50

Apr 6, 2012	6,392,126		$1.05

Jun 13, 2012	1,522,577		$1.05

Oct 31, 2012	531,394		$0.16

Total:	14,558,885	Weighted Average:	$1.15

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares.

Note 9 – INCOME TAXES

As of December 31, 2007, Lpath had federal net operating loss carryforwards of approximately $26 million that will expire beginning in 2018 and continue expiring through 2027.  As of December 31, 2007 the company’s California net operating loss carryforwards amount to approximately $26 million that will expire beginning in 2008 and continue expiring through 2017.  Portions of these net operating loss carryforwards may be used to offset future taxable income, if any.

As of December 31, 2007, Lpath also has federal and California research and development tax credit carryforwards of $832,000 and $488,000, respectively, available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 9 – INCOME TAXES (continued)

Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath’s ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath’s financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.  If it is determined that a substantial change in Lpath’s ownership occurred in prior years, or if such change in ownership occurs in the future, Lpath’s ability to use its net operating loss carryforwards in any fiscal year may be significantly limited.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$11,200,000	$5,463,000
Research and development credit carryforwards	1,320,000	714,000
Stock-based compensation	1,311,000	529,000
Other, net	84,000	—
	13,915,000	6,706,000
Deferred tax liabilities:
State taxes	(1,036,000)	(526,000)
Patent costs	(190,000)	(147,000)
	(1,226,000)	(673,000)

Total deferred tax assets	12,689,000	6,033,000
Less valuation allowance	(12,689,000)	(6,033,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $6,656,000 in 2007, and by $2,509,000 in 2006.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 9 – INCOME TAXES (Continued)

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded as of December 31, 2007 and 2006.  The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2007	2006

Federal tax benefit at statutory rate	$5,131,000	$1,906,000
Non-taxable grant income	119,000	174,000
State tax benefit, net	990,000	332,000
Adjustment to prior year NOLs	—	18,000
R&D credits	459,000	245,000
Employee stock-based compensation	(43,000)	(163,000)
Other permanent differences	—	(3,000)
Increase in valuation allowance	(6,656,000)	(2,509,000)

Provision for income taxes	$—	$—

Note 10 – RELATED PARTY TRANSACTIONS

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

On March 23, 2007, pursuant to their commitment to provide the bridge debt financing to us, we and Mr. Pancoast signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $50,000, and Donald Swortwood and Letitia Swortwood each signed a convertible secured promissory note dated March 23, 2007 in the principal amount of $25,000.  The promissory notes carried an interest rate of 9% per annum.  The terms of the promissory notes provided that the outstanding principal balance and all accrued interest was due upon the earlier of September 30, 2007, or the date of the next Qualified Financing Round (as defined in the promissory notes).  All of these promissory notes were repaid in full, together with accrued interest, on April 10, 2007.

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who are among Lpath’s largest stockholders.  The terms of the sublease, in general, are the same as the terms of the company’s direct lease.  To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.  The warrant terms included an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.  This amount was charged to rent expense over the term of the guaranty.  As of December 31, 2007 the entire amount has

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 10 – RELATED PARTY TRANSACTIONS (continued)

been charged to rent expense.

In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC.  Certain WSIC employees also provide services to Lpath.  Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity.

During 2007, WSIC reimbursed Lpath $96,000 for investment oversight expenses, $37,857 for lease and facility related expenses, and $21,783 for accounting and other administrative services.  During 2006, WSIC reimbursed Lpath $140,489 for investment oversight expenses, $56,671 for lease and facility related expenses, $49,805 for accounting and other administrative services, and $22,797 for facility related capital expenditures.  During 2007 and 2006, Lpath reimbursed WSIC $34,537 and $76,692, respectively, for accounting and administrative expenses.

As of December 31, 2007 WSIC owed Lpath $28,800 for investment oversight expenses, $4,397 for lease and facility related expenses, and $2,860 for accounting and other administrative services.  As of December 31, 2007 Lpath owed WSIC $8,820 for accounting and administrative expenses.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

ITEM 8A.        CONTROLS AND PROCEDURES

(1)    Evaluation of Disclosure Controls and Procedures.     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(2)    Management’s Annual Report on Internal Control over Financial Reporting.     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

(3)    Changes in Internal Controls.     During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions “Election of Directors - Certain Information Regarding Directors and Officers” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), and is hereby incorporated by reference.

The information required by this Item pursuant to Item 401(e) and 401(f) of Regulation S-B relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading “Corporate Governance” in the 2008 Proxy Statement, and is hereby incorporated by reference.

Information relating to our executive officers is included under Item 1 of this Report under the caption “Executive Officers of Lpath”.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

ITEM 10.      EXECUTIVE COMPENSATION

The information relating to compensation of directors and executive officers will appear under the captions “Executive and Director Compensation – Compensation of Directors,” “Executive and Director Compensation – Compensation Committee Interlocks and Insider Participation,” “Executive and Director Compensation – Employment Arrangements,” “Executive and Director Compensation – Executive Compensation,” and “Compensation Report of the Board of Directors” in the 2008 Proxy Statement, and is hereby incorporated by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2008 Proxy Statement.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the 2008 Proxy Statement.

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

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No.1 and No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4

Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.7*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference). +

10.8#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.9**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.10**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.11**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.+

10.12**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

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

10.16##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by CEO and CFO of Lpath, Inc.

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

##Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference.

+Management contract, or compensation plan or arrangement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” contained in the 2008 Proxy Statement.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 20, 2008 by the undersigned thereto.

LPATH, INC.

/s/ Scott R. Pancoast
Scott R. Pancoast, President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2008.

Signature	Title	Date

/s/ Scott R. Pancoast	President, Chief Executive	March 20, 2008
Scott R. Pancoast	Officer, and Director (Principal Executive Officer)

/s/ Gary J. G. Atkinson	Vice President and Chief	March 20, 2008
Gary J. G. Atkinson	Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles A. Mathews	Director	March 20, 2008
Charles A. Mathews

/s/ Donald R. Swortwood	Director	March 20, 2008
Donald R. Swortwood

/s/ Jeffrey Ferrell	Director	March 20, 2008
Jeffrey Ferrell

/s/ Roger A. Sabbadini	Director	March 20, 2008
Roger A. Sabbadini