Form 10-Q
period 2008-03-31
LPATH, INC
filed 2008-05-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(858) 678-0800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s outstanding Class A common stock as of May 7, 2008 was 45,215,365.

LPATH, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	Note
ASSETS
Current Assets:
Cash and cash equivalents	$5,402,013	$7,521,071
Accounts receivable	13,126	10,502
Prepaid expenses and other current assets	223,058	217,581
Total current assets	5,638,197	7,749,154

Equipment and leasehold improvements, net	385,386	422,484
Patents, net	489,225	442,706
Deposits and other assets	37,567	37,644

Total assets	$6,550,375	$8,651,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,495,221	$989,069
Accrued expenses	465,827	572,798
Deferred rent, current portion	46,830	45,405
Leasehold improvement debt, current portion	14,392	14,107
Total current liabilities	3,022,270	1,621,379

Deferred rent, long-term portion	88,582	101,121
Leasehold improvement debt, long-term portion	26,689	30,395
Long-term accrued liabilities	561,931	563,865
Total liabilities	3,699,472	2,316,760

Stockholders’ Equity:

Class A Common stock - $.001 par value; 100,000,000 shares authorized; 45,215,365 and 45,046,495 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	45,215	45,046

Additional paid-in capital	36,051,686	34,457,999
Accumulated deficit	(33,245,998)	(28,167,817)
Total stockholders’ equity	2,850,903	6,335,228

Total liabilities and stockholders’ equity	$6,550,375	$8,651,988

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Grant and royalty revenue	$13,126	$196,981

Expenses:
Research and development expenses	3,604,437	2,178,647
General and administrative expenses	1,543,427	733,750

Total expenses	5,147,864	2,912,397

Loss from operations	(5,134,738)	(2,715,416)

Other income (expense):
Interest income	57,355	9,015
Interest expense	(798)	(16,197)

Total other income (expense)	56,557	(7,182)

Net loss	$(5,078,181)	$(2,722,598)

Basic and diluted net loss per share	$(0.11)	$(0.11)

Weighted average number of common shares outstanding used to compute basic and diluted net loss per share	45,167,120	24,703,076

See accompanying notes to condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,078,181)	$(2,722,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,536,156	624,709
Depreciation and amortization	38,766	21,317
Deferred rent expense	(11,114)	5,481
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	118,361
Prepaid expenses and other current assets	(5,477)	7,966
Accounts payable and accrued expenses	1,340,803	1,120,293
Deposits and other assets	2,272	2,601
Net cash used in operating activities	(2,179,399)	(821,870)

Cash flows from investing activities:
Equipment expenditures	—	(17,817)
Patent expenditures	(15,917)	(3,788)
Net cash used in investing activities	(15,917)	(21,605)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	79,679	51,375
Proceeds from issuance of notes payable to related parties	—	100,000
Repayment of leasehold improvement debt	(3,421)	—
Net cash provided by financing activities	76,258	151,375

Net increase (decrease) in cash	(2,119,058)	(692,100)

Cash and cash equivalents at beginning of period	7,521,071	1,361,214
Cash and cash equivalents at end of period	$5,402,013	$669,114

Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$57,667	$12,988

See accompanying notes to condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

Note 1 –BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-KSB for the year ended December 31, 2007.

The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. In the three months ended March 31, 2008, Lpath incurred a net loss and utilized net cash in operating activities of $5,078,181 and $2,179,399, respectively.  In the year ended December 31, 2007 the company incurred a net loss and utilized net cash in operating activities of $15,091,760 and $10,918,841, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2008 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $5,402,013 as of March 31, 2008, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume a total of more than $18,000,000 in 2008.  Additional capital will be required to continue to fund the company’s research and development projects in 2008 and beyond.  The company’s plans to bridge such cash shortfalls in 2008 include the following:

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

The company is attempting to raise additional capital to fund operations for 2008 and beyond; however, no assurance can be given that the company will be able to obtain additional financing when and as needed in the future.

Note 3 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows:

	Three Months Ended
	March 31,
	2008	2007

Research and development	$605,432	$438,291
General and administrative	930,724	186,418
Total stock-based compensation expense	$1,536,156	$624,709

As of March 31, 2008 there was $3.6 million of total unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2 years.  Because of its net operating losses, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2008 and 2007.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007 (the “2007 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified in the 2007 Annual Report in the section entitled “Market Risks.”

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, ASONEP™, in Phase I clinical trials, is a monoclonal antibody against sphingosine-1-phosphate (S1P), which holds promise for the treatment of cancer and other diseases.  A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) has demonstrated superior results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma. We submitted an investigational new drug application (“IND”) for iSONEP to the U. S. Food and Drug Administration in April 2008.  Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target.  Lpath’s unique ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of March 31, 2008, Lpath had an accumulated deficit of approximately $33 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

Grant and Royalty Revenue. Grant and royalty revenue for the three-month period ended March 31, 2008 decreased to $13,000 from $197,000 for the three-month period ended March 31, 2007.  The decrease of $184,000 reflects the completion of work on certain grants in 2007.  Revenue in the first quarter of 2008 was comprised entirely of royalties.

Research and Development Expenses.  Research and development expenses increased from $2,179,000 for the first quarter of 2007 to $3,604,000 for the first quarter of 2008.  The increase of $1,425,000 reflects the progress of pre-clinical research and development activities.  Outside services expense increased by approximately $1,047,000 primarily due to the costs of manufacturing drug supplies to be used in clinical trials.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services by approximately $75,000.

Employee compensation and benefits expense increased by approximately $118,000, commensurate with the increase in research and development staffing.  Stock-based compensation charges increased by $167,000 due to the vesting of restricted stock units tied to the achievement of specified clinical trial milestones during the first quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased from $734,000 for the three-month period ended March 31, 2007 to $1,543,000 for the three-month period ended March 31, 2008, an increase of $809,000.  Stock-based compensation charges increased by $744,000 due to the vesting of restricted stock units tied to the achievement of specified clinical trial milestones during the first quarter of 2008. Legal fees decreased by approximately $93,000 because substantial legal expenses were incurred in the first quarter of 2007 in pursuit of corporate collaboration arrangements.  This was partially offset by an aggregate increase of $76,000 in accounting fees, investor relations, and stock administration expenses primarily due to the costs of outside services necessary to support a publicly-traded company.   Employee compensation and benefits increased by approximately $58,000, reflective of the changes in general and administrative personnel between the two years.

Interest Income.  Interest income was $57,000 for the quarter ended March 31, 2008, compared with $9,000 for the quarter ended March 31, 2007.  The $48,000 increase was principally a result of higher levels of invested cash as compared to the prior year.

Interest Expense.  Interest expense was $1,000 for the quarter ended March 31, 2008, compared with $16,000 for the quarter ended March 31, 2007.  The $15,000 decrease was due to interest and fees incurred for bridge financing in March 2007.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities.  Through March 31, 2008 Lpath had received net proceeds of approximately $29,900,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of March 31, 2008, Lpath had cash and cash equivalents totaling $5,402,000.

During the three-months ended March 31, 2008, we used net cash of $2,179,000 for operating activities compared to $822,000 for the three-months ended March 31, 2007.  The increase in net cash used in operating activities was primarily driven by increased expenses related to the clinical development activities for our lead drug candidate ASONEP™ and preclinical development activities for our second drug candidate iSONEP™. These expenses included manufacturing of drug supplies for clinical trials, IND-enabling studies, increased headcount, outside services, and consulting costs.  The increased expenses for these drug-development activities during the quarter also contributed to the significant increase in accounts payable and accrued liabilities as of March 31, 2008.  These efforts ultimately led to the submission of the IND for iSONEP and the initiation of our Phase 1 clinical trial for ASONEP™ in April 2008.

During 2008 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $5,402,013 as of March 31, 2008, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume more than $18,000,000 in 2008.  Additional capital will be required to continue to fund the company’s research and development projects in 2008 and beyond.  The company’s plans to bridge such cash shortfalls in 2008 include the following:

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

4.               The company is attempting to raise additional capital to fund operations beyond 2008; however, no assurance can be given that the company will be able to obtain additional financing when and as needed in the future.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the company beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on the company’s consolidated financial statements.

Item 4.           CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our principal executive officer and principal financial officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a- 15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.7*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.8#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.9**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.10**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.11**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.+

10.12**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

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

*Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference.

#Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference.

**Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference.

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

Lpath, Inc.

Date: May 12, 2008	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)