Form 10-Q
period 2008-06-30
LPATH, INC
filed 2008-08-14
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of issuer’s outstanding Class A common stock as of August 14, 2008 was 52,128,819.

LPATH, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(See note)
ASSETS
Current Assets:
Cash and cash equivalents	$1,893,563	$7,521,071
Accounts receivable	282,278	10,502
Prepaid expenses and other current assets	145,585	217,581
Total current assets	2,321,426	7,749,154

Equipment and leasehold improvements, net	353,335	422,484
Patents, net	486,033	442,706
Deposits and other assets	37,491	37,644

Total assets	$3,198,285	$8,651,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,297,320	$989,069
Accrued expenses	349,244	572,798
Deferred rent, current portion	48,253	45,405
Leasehold improvement debt, current portion	14,681	14,107
Total current liabilities	1,709,498	1,621,379

Deferred rent, long-term portion	76,044	101,121
Leasehold improvement debt, long-term portion	22,908	30,395
Long-term accrued liabilities	562,058	563,865
Total liabilities	2,370,508	2,316,760

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 45,348,922 and 45,046,495 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	45,349	45,046
Additional paid-in capital	36,461,408	34,457,999
Accumulated deficit	(35,678,980)	(28,167,817)
Total stockholders’ equity	827,777	6,335,228

Total liabilities and stockholders’ equity	$3,198,285	$8,651,988

Note:  The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.  See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Grant and royalty revenue	$474,714	$349,920	$461,588	$152,939

Expenses:
Research and development	5,643,389	5,006,510	2,038,952	2,827,863
General and administrative	2,418,411	1,700,430	874,984	966,680
Total expenses	8,061,800	6,706,940	2,913,936	3,794,543

Loss from operations	(7,587,086)	(6,357,020)	(2,452,348)	(3,641,604)

Other income (expense):
Interest income	77,646	133,776	20,291	124,761
Interest expense	(1,723)	(16,468)	(925)	(271)
Total other income (expense)	75,923	117,308	19,366	124,490

Net loss	$(7,511,163)	$(6,239,712)	$(2,432,982)	$(3,517,114)

Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding used in the calculation	45,222,811	32,471,547	45,278,501	40,154,651

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,511,163)	$(6,239,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,854,473	933,906
Depreciation and amortization	77,736	58,352
Deferred rent expense	(22,229)	24,430
Changes in operating assets and liabilities:
Accounts receivable	(271,776)	(34,578)
Prepaid expenses and other current assets	71,996	67,725
Accounts payable and accrued expenses	67,113	1,057,607
Deposits and other assets	2,348	—
Net cash used in operating activities	(5,731,502)	(4,132,270)

Cash flows from investing activities:
Equipment expenditures	(3,112)	(57,376)
Patent expenditures	(57,199)	(48,579)
Net cash used in investing activities	(60,311)	(105,955)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	15,841,690
Proceeds from options & warrants exercised	171,218	1,441,586
Proceeds from issuance of notes payable to related parties	—	100,000
Repayments of notes payable to related parties, including loan fees	—	(108,163)
Repayments of leasehold improvement debt	(6,913)	—
Net cash provided by financing activities	164,305	17,275,113

Net increase/(decrease) in cash	(5,627,508)	13,036,888

Cash and cash equivalents at beginning of period	7,521,071	1,361,214
Cash and cash equivalents at end of period	$1,893,563	$14,398,102

Supplemental Schedule of Non-cash Investing and Financing Activities:

Incurred patent expenditures contained in accrued expenses	$17,000	$25,038
Common stock issued in payment of loan fees	$—	$7,837

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

Note 1 – BASIS FOR PRESENTATION

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the six and three month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Note 2 — SUBSEQUENT EVENT – RECENT FINANCING

On August 12, 2008, Lpath received gross proceeds of $6,400,000 in a private placement of shares of common stock and warrants.  In this transaction, Lpath issued 6,775,210 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 25% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 1,693,802 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.25 per share, and expire on August 8, 2013.

Note 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. In the six months ended June 30, 2008, Lpath incurred a net loss and utilized net cash in operating activities of $7,511,163 and $5,731,502, respectively.  In the year ended December 31, 2007 the company incurred a net loss and utilized net cash in operating activities of $15,091,760 and $10,918,841, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the ensuing year, the company expects to continue to incur cash losses from operations.  While the company had cash totaling $1,893,563 as of June 30, 2008, and raised gross proceeds of approximately $6.4 million in August 2008 (see Note 2), the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume a total of more than $20,000,000 in the next year.  Additional capital will be required to continue to fund the company’s research and development projects in 2009 and beyond.  The company plans to bridge such cash shortfalls by a variety of actions, including to

1.     Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations.  In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

2.     Pursue additional fund raising activities from both existing and potential new investors.

3.     Continue to seek additional research grants from the National Institutes of Health or other sources.

The company is in the process of acquiring additional capital to fund operations for 2009 and beyond; however, no assurance can be given that the company will be able to obtain additional financing when and as needed in the future.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development	$617,889	$643,172	$12,457	$204,881
General and administrative	1,236,584	290,734	305,860	104,316
Total share-based compensation expense	$1,854,473	$933,906	$318,317	$309,197

As of June 30, 2008 there was a total of $3.1 million unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2 years.  Because of its net operating losses, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2008 and 2007.

Note 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Boards (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on the company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. The adoption of SFAS 161 is not expected to have a material effect on the company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The company does not anticipate the adoption of SFAS 162 will have a material effect on the consolidated financial statements.

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

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP is currently in Phase 1 clinical trials and holds promise for the treatment of cancer, multiple sclerosis, and other diseases.  A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) will soon enter Phase I clinical trials, and has demonstrated superior results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma.  Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target.  Lpath’s unique ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of June 30, 2008, Lpath had an accumulated deficit of approximately $35.7 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Results of Operations

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

Grant and Royalty Revenue. Grant and royalty revenue for the six-month period ended June 30, 2008 increased to $475,000 from $350,000 for the six-month period ended June 30, 2007.  The increase of $125,000 reflects the commencement of work on a grant in the first half of 2008.

Research and Development Expenses.  Research and development expenses increased from $5,007,000 for the first six months of 2007 to $5,643,000 for the first six months of 2008.  The increase of $637,000 reflects the costs of pre-clinical research and development activities undertaken principally in the first quarter of 2008.  Outside services expense increased by approximately $463,000 primarily due to the costs of manufacturing drug supplies to be used in clinical trials.  The use of consultants and other contracted services to augment the capabilities of our research and development team also contributed to the increase in expenditures for outside services by approximately $79,000.  Employee compensation and benefits expense increased by approximately $128,000, commensurate with the increase in research and development staffing.  Stock-based compensation charges decreased by $25,000 due primarily to the decrease in the market value of Lpath’s common stock, which is a key factor in the calculation of stock-based compensation expense for outside consultants.  This was partially offset by the vesting of restricted stock units upon the achievement of specified clinical trial milestones during the first half of 2008.

General and Administrative Expenses.  General and administrative expenses increased from $1,700,000 for the six-month period ended June 30, 2007 to $2,418,000 for the six-month period ended June 30, 2008, an increase of $718,000.  Stock-based compensation charges increased by $946,000 due primarily to the vesting of restricted stock units tied to the achievement of specified clinical trial milestones in the first half of 2008.  Legal fees decreased by approximately $144,000 because substantial legal expenses were incurred in the first six months of 2007 in negotiation of corporate collaboration arrangements.  Employee compensation and benefits decreased by approximately $79,000, due to bonuses recognized in the second quarter of 2007; a reduction partially offset by increases in base compensation in 2008.

Interest Income.  Interest income was $78,000 for the six months ended June 30, 2008, compared with $134,000 for the six months ended June 30, 2007.  The $56,000 decrease was principally a result of higher levels of invested cash in 2007.

Comparison of the Three Months Ended June 30, 2008 and June 30, 2007

Grant and Royalty Revenue.  Grant and royalty revenue for the three-month period ended June 30, 2008 increased to $462,000 from $153,000 for the three-month period ended June 30, 2007.  The increase of $309,000 reflects the commencement of work on a grant in the second quarter of 2008.

Research and Development Expenses.  Research and development expenses decreased from $2,828,000 for the second quarter of 2007 to $2,039,000 for the second quarter of 2008.  The decrease of $789,000 reflects the decrease in discretionary spending to conserve cash until a pending financing could be completed.  As a result, outside services expense decreased by approximately $585,000.  Stock-based compensation charges decreased by $192,000 due primarily to the decrease in the market value of Lpath’s common stock, which is a key factor in the calculation of stock-based compensation expense for outside consultants.

General and Administrative Expenses.  General and administrative expenses decreased from $967,000 for the three-month period ended June 30, 2007 to $875,000 for the three-month period ended June 30, 2008, a decrease of $92,000.  Payroll expenses decreased by $137,000 compared to the second quarter of 2007 due to bonuses recognized in the second quarter of 2007, which are partially offset by increases in base compensation in 2008.  Stock-based compensation charges increased by $202,000 due to the vesting of restricted stock units issued to employees.   Legal, consulting, and investor relations expenses decreased in the aggregate by approximately $117,000 in 2008 in conjunction with the company’s efforts to reduce discretionary spending.

Interest Income.  Interest income was $20,000 for the quarter ended June 30, 2008, compared with $125,000 for the quarter ended June 30, 2007.  The $105,000 decrease was principally a result of lower levels of invested cash as compared to the prior year.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities.  Through June 30, 2008 Lpath had received net proceeds of approximately $30,000,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of June 30, 2008, Lpath had cash and cash equivalents totaling $1,894,000.

During the six-month period ended June 30, 2008 we used net cash of $5,732,000 for operating activities compared to $4,132,000 in the first half of 2007.  The increase in net cash used in operating activities was a result of the costs of preparing for and beginning Phase 1 clinical trials for our two lead drug candidates and manufacturing drug supplies to be used in clinical trials.

Net cash used in investing activities during the first half of 2008 amounted to $60,000 compared to $106,000 in the first half of 2007.  Of the amount used for investing activities in the first half of 2008, $57,000 was invested in the prosecution of additional patents compared to $49,000 in 2007.  In the comparable period of 2007, $57,000 was used to purchase new equipment compared to $3,000 in 2008.

Net cash provided from financing activities during the six month period ended June 30, 2008 totaled approximately $164,000 compared to $17,275,000 in the first six months of 2007.  During the first half of 2007 $1,442,000 was received from stock option and warrant exercises compared to $171,000 in 2008.  In the first half of 2007, the company realized proceeds from the sale of common stock and warrants totaling $15,842,000 and $100,000 was borrowed under the terms of the promissory notes payable to related parties.

The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. In the six months ended June 30, 2008, Lpath incurred a net loss and utilized net cash in operating activities of $7,511,163 and $5,731,502, respectively.  In the year ended December 31, 2007 the company incurred a net loss and utilized net cash in operating activities of $15,091,760 and $10,918,841, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the ensuing year, the company expects to continue to incur cash losses from operations.  While the company had cash totaling $1,893,563 as of June 30, 2008, and raised gross proceeds of approximately $6.4 million in August 2008 (see Note 2), the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume a total of more than $20,000,000 in the next year.  Additional capital will be required to continue to fund the company’s research and development projects in 2009 and beyond.  The company plans to bridge such cash shortfalls by a variety of actions, including to

1.     Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations.  In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

2.     Pursue additional fund raising activities from both existing and potential new investors.

3.     Continue to seek additional research grants from the National Institutes of Health or other sources.

The company is in the process of acquiring additional capital to fund operations for 2009 and beyond; however, no assurance can be given that the company will be able to obtain additional financing when and as needed in the future.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Recent Accounting Pronouncements

Refer to Note 5 to the financial statements for a discussion of the impact of recent accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.          LEGAL PROCEEDINGS

None.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2008 we held our Annual Meeting of the Stockholders in San Diego, California.    Matters voted upon were (1) election of directors and (2) ratification of the Board’s selection of LevitZacks as the Company’s independent auditors for the fiscal year ending December 31, 2008.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1.     Election of Directors

				Broker
Director	For	Against	Withheld	Non-votes
Scott R. Pancoast	36,531,853	—	12,300	3,995,564
Roger A. Sabbadini	36,532,053	—	12,100	3,995,564
Jeffrey Ferrell	36,536,553	—	7,600	3,995,564
Charles A. Mathews	36,536,553	—	7,600	3,995,564
Donald R. Swortwood	36,531,643	—	12,510	3,995,564

2.     Ratification of Independent Auditors

				Broker
For	Against	Withheld	Abstain	Non-votes
40,128,153	—	5,000	7,000	399,656

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

Lpath, Inc.

Date: August 14, 2008	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)