Form 10-Q
period 2008-09-30
LPATH, INC
filed 2008-11-13
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of issuer’s outstanding Class A common stock as of November 11, 2008 was 52,611,911.

LPATH, INC.

FORM 10-Q

September 30, 2008

PART I.               FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(See note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,903,789	$7,521,071
Accounts receivable	380,609	10,502
Prepaid expenses and other current assets	143,463	217,581
Total current assets	6,427,861	7,749,154

Equipment and leasehold improvements, net	318,172	422,484
Patents, net	422,498	442,706
Deposits and other assets	37,414	37,644

Total assets	$7,205,945	$8,651,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$830,875	$989,069
Accrued expenses	509,219	572,798
Deferred rent, current portion	49,477	45,405
Leasehold improvement debt, current portion	14,977	14,107
Total current liabilities	1,404,548	1,621,379

Deferred rent, long-term portion	63,706	101,121
Leasehold improvement debt, long-term portion	19,051	30,395
Long-term accrued liabilities	502,971	563,865
Total liabilities	1,990,276	2,316,760

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 52,608,161 and 45,046,495 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	52,608	45,046
Additional paid-in capital	43,005,663	34,457,999
Accumulated deficit	(37,842,602)	(28,167,817)
Total stockholders’ equity	5,215,669	6,335,228

Total liabilities and stockholders’ equity	$7,205,945	$8,651,988

Note:     The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Grant and royalty revenue	$905,198	$361,846	$430,484	$11,926

Expenses:
Research and development	7,390,689	9,120,869	1,747,300	4,114,359
General and administrative	3,276,928	2,354,267	858,517	653,837
Total expenses	10,667,617	11,475,136	2,605,817	4,768,196

Loss from operations	(9,762,419)	(11,113,290)	(2,175,333)	(4,756,270)

Other income (expense):
Interest income	93,879	296,761	16,233	162,985
Interest expense	(6,245)	(20,056)	(4,522)	(3,588)
Total other income (expense)	87,634	276,705	11,711	159,397

Net loss	$(9,674,785)	$(10,836,585)	$(2,163,622)	$(4,596,873)

Basic and diluted net loss per share	$(0.21)	$(0.30)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding used in the calculation	46,537,324	36,665,193	49,137,774	44,915,735

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,674,785)	$(10,836,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,996,657	1,478,031
Depreciation and amortization	175,984	125,775
Deferred rent expense	(33,343)	34,082
Foreign currency exchange gain	(66,942)	—
Changes in operating assets and liabilities:
Accounts receivable	(370,107)	105,759
Prepaid expenses and other current assets	74,118	64,804
Accounts payable and accrued expenses	(227,568)	1,303,723
Deposits and other assets	2,425	(2,150)
Net cash used in operating activities	(8,123,561)	(7,726,561)

Cash flows from investing activities:
Equipment expenditures	(3,112)	(100,327)
Patent expenditures	(60,683)	(89,870)
Net cash used in investing activities	(63,795)	(190,197)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	6,369,070	15,841,690
Proceeds from options and warrants exercised	211,478	1,486,152
Proceeds from issuance of notes payable to related parties	—	100,000
Repayments of notes payable to related parties, including loan fees	—	(108,163)
Repayments of leasehold improvement debt	(10,474)	(5,939)
Net cash provided by financing activities	6,570,074	17,313,740

Net increase/(decrease) in cash	(1,617,282)	9,396,982

Cash and cash equivalents at beginning of period	7,521,071	1,361,214
Cash and cash equivalents at end of period	$5,903,789	$10,758,196

Supplemental Schedule of Non-cash Investing and Financing Activities:

Incurred patent expenditures contained in accrued expenses	$13,066	$20,521
Common stock issued in payment of loan fees	$—	$7,837
Leasehold improvements financed by landlord	$—	$58,568
Leasehold improvements paid by landlord	$—	$80,428

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.  Operating results for the nine and three month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Note 2 — PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In August 2008, the company received gross proceeds of $6,736,000 from the sale of common stock and warrants through a private placement.  Lpath issued 7,090,999 shares of Class A common stock at a price of $0.95 per share.  Each investor also received warrants to purchase the number of shares of Class A common stock equal to 25% of the number of common shares purchased in this financing.  This resulted in the issuance of warrants to purchase a total of 1,772,748 shares of Class A common stock in this transaction.  The warrants are exercisable at a price of $1.25 per share, and expire on August 12, 2013.

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled $368,000, including placement agent fees totaling $276,000 and legal and other fees totaling $92,000. In addition, 166,740 warrants were issued to placement agents.  These warrants carry an exercise price of $1.25 per share, and expire on August 12, 2013.  All of the warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the warrants, then both the exercise price of the warrants and the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

Note 3 – SUBSEQUENT EVENT

On October 28, 2008 (the “Effective Date”), Lpath, Inc. entered into the License Agreement (the “Agreement”) with Merck KgaA, (“Merck”), pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with the company to develop and commercialize ASONEP™, Lpath’s Phase 1 monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers.

Pursuant to the terms of the Agreement, the company licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP™ across all non-ocular indications.  The Agreement requires Merck to provide the company with up to $23 million of upfront payments and research and development funding to support the company’s completion of the Phase 1 clinical trial for ASONEP™.  On November 6, 2008, Merck paid the company an initial amount of $4,000,000, as provided in the Agreement.  During the 12 month period following the Effective Date (the “Initial Development Period”), Merck will be required to provide the company research and development funding of $500,000 per month, which the company intends to use to support development activities related to ASONEP™, including the company’s Phase 1 clinical trials.  Within the Initial Development Period, Merck will pay the company additional amounts if certain clinical development objectives are achieved.  At Merck’s election, the Initial Development Period may be extended by up to 6 months, in which case Merck will continue to pay Lpath agreed upon amounts for research and development funding.

Upon conclusion of the Initial Development Period, if Merck elects to accept the responsibility and  related expenses for further development of ASONEP™, Merck will pay the company $28 million in various installments, the majority of which funds the company believes, based on the company’s reasonable estimates, will be due either upon transfer or within six months of transfer.  If, at the conclusion of the Initial Development Period, Merck does not accept the responsibility for further development of ASONEP, all rights granted under the Agreement revert to Lpath.

Additional payments of up to $422 million could be made by Merck upon achievement of certain development, regulatory, and sales milestones, should ASONEP™ be approved in multiple indications.   If Merck successfully brings ASONEP™ to market, Merck would pay the company royalties (the “Royalty Payments”) based on worldwide net sales of the products licensed under the Agreement (the “Licensed Products”), at the incremental royalty rates negotiated by the parties.  The Royalty Payments would continue on a country-by country and Licensed Product-by-Licensed Product basis upon the later of 10-years after the date of the first commercial sale of such Licensed Product in such country or the expiration of protection by patents covering such products in such country.

The Agreement does not include any rights to license, develop or commercialize the company’s other product candidates or the company’s underlying drug discovery or development technologies, including iSONEP™   (Lpath’s ocular formulation of the anti-S1P antibody) and Lpathomab™ (an antibody against LPA, a key bioactive lipid). The Agreement, does however provide Merck, contingent upon the occurrence of specified events, with certain rights of first negotiation and rights of first refusal with respect to other non-ocular antibody products of the company.

The Agreement contains customary termination provisions including (but not limited to) the right of Merck to terminate the Agreement in its entirety during the Initial Development Period upon 30 days written notice to Lpath.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Research and development	$624,042	$1,069,292	$6,153	$426,120
General and administrative	1,372,615	408,739	136,031	118,005
Total share-based compensation expense	$1,996,657	$1,478,031	$142,184	$544,125

As of September 30, 2008 there was a total of $3.1 million unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2 years.  Because of its net operating losses, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2008 and 2007.

Note 5 – RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the third quarter of 2008 had or is expected to have a material impact on the consolidated financial statements.

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

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP is currently in Phase 1 clinical trials and holds promise for the treatment of cancer, multiple sclerosis, and other diseases.  A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) is currently in Phase I clinical trials, and has demonstrated superior results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma.  Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target.  Lpath’s unique ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of September 30, 2008, Lpath had an accumulated deficit of approximately $37.9 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Results of Operations

Comparison of the Nine Months Ended September 30, 2008 and September 30, 2007

Grant and Royalty Revenue. Grant and royalty revenue for the nine-month period ended September 30, 2008 increased to $905,000 from $362,000 for the nine-month period ended September 30, 2007.  The increase of $543,000 reflects the increased level of activity on studies funded by grants from the National Institutes of Health (“NIH”).

Research and Development Expenses.  Research and development (R&D) expenses for the nine months ended September 30, 2008 were $7,391,000 compared to $9,121,000 for the same period in 2007.  The decrease of $1,730,000 reflects the significant pre-clinical costs incurred in 2007.  In addition, spending for R&D was curtailed in 2008 pending the completion of the financing transaction in August 2008.   Outside services expense decreased by approximately $1,398,000 during the nine-months ended September 30, 2008 compared to 2007 primarily due the IND-enabling studies performed in 2007.  For the nine-months ended September 30, 2008, employee compensation and benefits expense increased by approximately $119,000 compared to 2007, commensurate with the increase in research and development staffing.  Stock-based compensation charges decreased by $445,000 due primarily to the decrease in the market value of Lpath’s common stock, which is a key factor in the calculation of stock-based compensation expense for outside consultants.  This was partially offset by the vesting, during 2008, of restricted stock units granted in the fourth quarter of 2007.

General and Administrative Expenses.  General and administrative expenses increased $923,000 for the nine-month period ended September 30, 2008 to $3,277,000 compared to $2,354,000 in 2007.  Stock-based compensation charges increased by $964,000 due primarily to the vesting of restricted stock units granted in the fourth quarter of 2007.  Lpath recognized a foreign currency gain of $67,000 in the third quarter of 2008 due to a reduction in the U. K. Pound exchange rate used to translate the carrying amount of the company’s accrued liability related to a license agreement with a company located in the U.K. Such liability is included in long-term liabilities on the balance sheet.

Interest Income.  Interest income was $94,000 for the nine months ended September 30, 2008, compared with $297,000 for the nine months ended September 30, 2007.  The $203,000 decrease was the result of higher levels of invested cash in 2007.

Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

Grant and Royalty Revenue.  Grant and royalty revenue for the three-month period ended September 30, 2008 increased to $430,000 from $12,000 for the three-month period ended September 30, 2007.  The increase of $418,000 is attributable to the fact that in 2007 all of the company’s work on projects funded by the NIH was completed before the end of the second quarter.

Research and Development Expenses.  Research and development expenses decreased from $4,114,000 for the third quarter of 2007 to $1,747,000 for the third quarter of 2008.  The decrease of $2,367,000 is principally due to two factors: (1) in 2007 significant expense was incurred for IND-enabling studies, and (2) in 2008 Lpath curtailed spending during the second and third quarters to conserve cash until the August 2008 financing could be completed.  As a result, outside services and consulting expenses decreased by approximately $1,921,000. Stock-based compensation charges decreased by $420,000 due primarily to the decrease in the market value of Lpath’s common stock, which is a key factor in the calculation of stock-based compensation expense for outside consultants.

General and Administrative Expenses.  General and administrative expenses increased from $654,000 for the three-month period ended September 30, 2007 to $859,000 for the three-month period ended September 30, 2008, an increase of $205,000.  Legal, consulting, and investor relations expenses increased in the aggregate by approximately $153,000 in 2008 in conjunction with the company’s efforts to negotiate the licensing agreement concluded in October 2008 as described in Note 3 to the financial statements.

Interest Income.  Interest income was $16,000 for the quarter ended September 30, 2008, compared with $163,000 for the quarter ended September 30, 2007.  The $147,000 decrease was principally a result of lower levels of invested cash as compared to the prior year.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities.  Through September 30, 2008 Lpath had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes.  As of September 30, 2008, Lpath had cash and cash equivalents totaling $5,904,000.

During the nine-month period ended September 30, 2008 we used net cash of $8,124,000 for operating activities compared to $7,727,000 in the nine months ended September 30, 2007.  The $397,000 increase in net cash used in operating activities was driven primarily by the payments of accounts payable and accrued expenses and increases in grant revenue receivable.  Net cash used in investing activities during the nine-month period ended September 30, 2008 amounted to $64,000 compared to $190,000 during the same period in 2007.  Of the amount used for investing activities in 2008, $61,000 was invested in the prosecution of additional patents compared to $90,000 in 2007.  In the comparable period of 2007, $100,000 was used to purchase new equipment compared to $3,000 in 2008.

Net cash provided from financing activities during the nine-month period ended September 30, 2008 totaled approximately $6,570,000 compared to $17,314,000 in the first nine months of 2007.  In 2007, $1,486,000 was received from stock option and warrant exercises compared to $212,000 in 2008.  In 2007, the company realized proceeds from the sale of common stock and warrants totaling $15,842,000 and $100,000 was borrowed under the terms of the promissory notes payable to related parties.  In 2008, net proceeds form the sale of common stock and warrants totaled $6,369,000.

As described in Note 3 to the financial statements, on October 28, 2008 Lpath entered into a license agreement with Merck.  Merck has agreed to collaborate with the company to develop and commercialize ASONEP™.  On November 6, 2008, in connection with the execution of the Agreement, Merck paid to the company an initial amount of $4,000,000.  During the ensuing 12-month period Merck will provide research and development funding to the company of $500,000 per month.  In addition, during the initial development period Merck will pay additional amounts to the company upon the achievement of specified drug development objectives.  While the agreement contains customary termination provisions, the company’s management believes that it is unlikely that the agreement will be terminated within the first twelve months.  At Merck’s election, the Initial Development Period may be extended by up to 6 months, in which case Merck will continue to pay Lpath agreed upon amounts for research and development funding.

Our auditors, LevitZacks, included a going concern uncertainly paragraph in their report on our 2007 financial statements because our cash balance as of December 31, 2007 was not adequate to meet our working capital needs for 2008.  We completed an equity financing which raised net cash of $6.4 million in August 2008 and entered into a licensing agreement with Merck (Note 3) which provides for an upfront payment of $4 million in November 2008 and is expected to provide research and development funding of at least $500,000 per month from November 2008 to October 2009.  We expect our cash on hand at September 30, 2008 and the funds that will be provided under the terms of the Merck licensing agreement will be adequate to meet our working capital needs through 2009.

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

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the third quarter of 2008 had or is expected to have a material impact on the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.10

Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the September 2008 Form S-1and incorporated herein by reference).

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

10.17

Securities Purchase Agreement, dated as of August 12, 2008, by and among Lpath, Inc. and each investor identified therein (filed as exhibit 10.17 to the September 2008 Form S-1 and incorporated herein by reference).

10.18

Registration Rights Agreement, dated as of August 12, 2008, by and among Lpath, Inc. and each investor identified therein (filed as exhibit 10.18 to the September 2008 Form S-1 and incorporated herein by reference).

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

Lpath, Inc.

Date: November 13, 2008	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive
Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief
Financial Officer
(Principal financial and
accounting officer)