Form 10-K
period 2008-12-31
LPATH, INC
filed 2009-03-25
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act      Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $1.23 on June 30, 2008 is $21,360,431.  Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed affiliates.

As of March 20, 2009, there were 52,931,071 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

PART I

ITEM 1.                                                     BUSINESS

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics, an emerging field of medical science whereby bioactive lipids are targeted to treat human diseases.  Our website can be found at www.lpath.com.

Lpath’s lead product candidate, ASONEP™, is the systemic formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody.  ASONEP has demonstrated compelling results in preclinical studies against multiple forms of cancers and against multiple sclerosis.  ASONEP works, at least in part, by cutting off the blood supply that tumors need to thrive; drugs that function by this mechanism are said to be anti-angiogenic.  While ASONEP is potently anti-angiogenic, it also holds promise of assisting cancer patients in overcoming drug resistance, as S1P has been correlated with the development of drug resistance in multiple tumor types.  In 2008, we initiated a Phase 1 clinical trial to test ASONEP as a treatment for cancer.  Assuming the ASONEP clinical trial proceeds according to schedule, we plan to complete the Phase 1 clinical trial in 2009, and may begin the ASONEP Phase 2 studies in 2010.

Lpath’s second product candidate is iSONEP™, the ocular formulation of Sonepcizumab.  iSONEP has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability.  This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“Wet AMD”) “); and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy, dry AMD, and glaucoma-related surgery.  We began testing iSONEP as a treatment for Wet AMD in Phase 1 human clinical trials in the fourth quarter of 2008. Assuming the iSONEP clinical trial proceeds on schedule, we plan to complete the Phase 1 study in 2009 and may begin the iSONEP Phase 2 trials in 2010.

Lpathomab™, our third product candidate, is a monoclonal antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types and as a significant contributor to neuropathic pain. We have two lead humanized antibodies that inhibit LPA.  These antibodies are being tested against each other in various models of human disease to determine which of these drug candidates against LPA is most likely to succeed in human clinical trials.  We plan to begin testing Lpathomab in human clinical trials in 2010.

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

Lpath has a strong intellectual-property position in the bioactive-lipid area, with over 35 issued or pending patents in the United States, with comparable intellectual-property coverage in major foreign countries.  Most of these patents were developed in-house based on Lpath’s pioneering research on bioactive lipid signaling. The company’s research partners to date include the M.D. Anderson Cancer Center, Johns Hopkins University, the University of Florida College of Medicine, Harvard Medical School, and San Diego State University.

The Emergence of Lipidomics

Currently the drug-development industry is fundamentally protein-centric, because most drugs on the market (and almost all drug candidates in clinical trials) target proteins.  The recognition among medical researchers that bioactive lipids play key roles in disease is a relatively recent development.  “Although the concept of ‘bioactive lipids’ has been decades in the making, it has only started to gain traction in the past 20 years, and promises to occupy centre-stage in cell biology research in the twenty-first century.” (Nature Reviews, February 2008)

In an article published in 2007 the British Journal of Cancer described the emergence of lipidomics in drug discovery:

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

Product Opportunities

Lpath’s key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status
ASONEP™	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer – various tumor types Multiple sclerosis	Phase 1 Demonstrated in vivo efficacy in validated models of MS.

iSONEP™	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD Other retinal diseases	Phase 1 Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and Wet AMD

Lpathomab™	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Cancer – to be tested against several tumor types	Antibody humanization completed for 2 lead antibodies. Clinical candidate selection in process. Antibody manufacturing and IND-enabling activities to begin in the third quarter of 2009.
		Other potential indications: fibrosis, neuropathic pain	See above.

		Fibrotic ocular diseases	See above.

ASONEP

ASONEP is the systemic formulation of, sonepcizumab, a monoclonal antibody against S1P, a bioactive lipid implicated in the progression of many diseases including various types of cancer, and multiple sclerosis, as well as other angiogenic-related diseases and inflammatory-oriented indications.  It is well documented in scientific literature that S1P is a key protector of cancer cells when tumors are stressed by radiation or chemotherapy.  Many studies have been conducted that demonstrate a strong link between S1P and several prevalent tumor types, including leukemia, prostate cancer, glioblastoma (a brain tumor), lung cancer, pancreatic cancer, and melanoma (skin cancer).

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

We believe ASONEP may be effective in reducing the four major processes of cancer progression:  tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death.  The other mAbs on the market or in clinical trials generally inhibit only one or two tumor-promoting effects in a broad range of cancers.  As such, our company believes that ASONEP may have a comparative advantage over the therapeutic antibody approaches for cancer currently on the market.

Other potential advantages of ASONEP, which are generally related to Lpath’s unique approach of targeting bioactive lipids (whereas most therapeutic mAbs on the market and in clinical trials are directed against protein targets), include the following:

a)              ASONEP’s preclinical data are more predictive of success in the clinic than typical protein-targeted drug candidates. Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans, which is not the case for protein targets).  This allows for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human applications.

b)             Cancer cells (and other pathogenic cell types) cannot as easily “escape therapy” by mutating around the therapy.  When the target is a protein, cancerous cells can “escape therapy” by mutating around the therapy; they do this either (i) through a form of natural selection, by “selecting” the isoform of the protein that the drug has least efficacy against, or (ii) by making a new version of the protein that the drug is less effective against (and cancer cells have already proven to be highly likely to mutate). S1P, on the other hand, has no isoforms (or splice variants) so the natural selection process described above cannot occur; in addition, because cells are programmed to produce proteins and not lipids, the second approach described above is highly unlikely to occur.

c)              Antibodies that bind to lipids can attain certain efficiencies and potencies that protein-targeted antibodies cannot attain. A typical antibody usually binds and inhibits one (in some cases, two) protein targets. Lipids are so small, by contrast, that each antibody can bind and inhibit two or more such lipid molecules, providing certain efficacies and potencies that typical antibodies cannot attain.

d)             ASONEP has greater binding affinity than other antibodies. The affinity of ASONEP (i.e., the “strength” of binding to its target, S1P) is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

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

In 2008, we initiated a Phase 1 clinical trial to test ASONEP as a treatment for cancer.  ..  As of February 01, 2009, serious adverse events that led to subject withdrawal from the study have been reported for 5 participants in the ASONEP trial. The events were considered unrelated to study therapy for all 5 subjects.  Of these, no subjects were removed from the study due to unacceptable toxicity related to study drug. One subject was removed due to progressive disease and 4 subjects were removed due to other reasons.  It is important to note that cancer patients who are willing to participate in Phase 1 clinical trials are generally suffering the effects of the later stages of the disease and frequently experience a variety of non-drug related complications.  To this point in the Phase 1 clinical trial, patients are being dosed with ASONEP at relatively low doses.  We have not yet seen any reliable indications of efficacy.  Assuming that the iSONEP clinical trial proceeds on schedule, we plan to complete the Phase 1 study in 2009.  Depending on the results of the Phase 1 trial, among other considerations, we may begin the ASONEP Phase 2 clinical trials in 2010.

In October 2008, Lpath, Inc. entered into a License Agreement (the “Agreement”) with Merck KgaA, (“Merck”), pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with Lpath to develop and commercialize ASONEP™.  Pursuant to the terms of the Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP™ across all non-ocular indications.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Note 2 to the Consolidated Financial Statements, below, for further discussion regarding our agreement with Merck.

iSONEP

iSONEP is the ocular formulation of sonepcizumab; as such, it is also a mAb against the bioactive lipid S1P. Just as ASONEP dmeonstrated a robust anti-angiogenic mechanism on a systemic basis, iSONEP has demonstrated promising anti-angiogenic results in various eye models of Wet AMD, as performed by Dr. Maria Grant (University of Florida) and Dr. Peter Campochiaro (Johns Hopkins University).  Moreover, Dr. Peter Campochiaro also demonstrated that iSONEP has strong anti-vascular-permeability effects in the eye, as well as promising anti-inflammatory properties.  Studies that we performed in-house suggest iSONEP also may have anti-fibrotic effects.

The compelling results of these studies suggest the following:

(i) iSONEP may have comparative advantages over currently available treatments like Lucentis© and Avastin© (and soon-to-be-available treatments like Regeneron’s VEGF-Trap©). The loss of visual acuity associated with AMD is caused by a combination of all the factors mentioned above, yet Lucentis, Avastin, and the VEGF-Trap fail to address inflammation and sub-retinal fibrosis.  Thus, iSONEP could improve vision on a more-consistent basis across the patient population and could treat the multiple mechanisms that cause exudative-AMD-related vision loss.  Such an agent might act as a monotherapy or an adjunct therapy to an anti-VEGF agent.

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

We began testing iSONEP as a treatment for Wet AMD in Phase 1 human clinical trials in the fourth quarter of 2008.  Thus far, no serious adverse events have been observed.  Assuming that the iSONEP clinical trial proceeds on schedule, we plan to complete the Phase 1 study in 2009.  Depending on the results of the Phase 1 trial, among other considerations, we may begin the iSONEP Phase 2 trials in 2010.

Lpathomab

Lpath’s drug discovery team, using our proprietary ImmuneY2 technology, was the first to generate functional monoclonal antibodies against lysophosphatidic acid (“LPA”).  LPA has long been recognized as a robust tumorigenic agent, contributing to the proliferation and metastasis of a wide range of tumors.  Because of its potentially significant role in cancer, many other companies have tried to create an antibody against LPA, but to no avail.

We have now completed the humanization and optimization of two anti-LPA antibodies, and have demonstrated, in various preclinical studies, anti-tumorigenic and anti-metastatic properties of Lpathomab across a wide range of cancerous tumors.

Late in 2008, in the ordinary course of evaluating the lead Lpathomab compound in various models of cancer and fibrosis, we determined that a second version of the anti-LPA antibody was also demonstrating strong levels of efficacy.  As such, we have humanized and optimized this second candidate and will test it head-to-head with the first anti-LPA antibody to determine which of the two drug candidates will move ahead into IND-enabling activities.  Following selection of the strongest anti-LPA drug candidate, we will proceed with the activities required to file an IND (Investigational New Drug) with the U. S. Food and Drug Administration, and expect to begin a Phase 1 clinical trial in 2010.

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

Market and Competitive Considerations

The mAb Antibody Market

Cancer is the second leading cause of death in the U.S.  Recently, the overall health burden of cancer was estimated to be in excess of $190 billion.  This great personal and societal burden has resulted in cancer becoming a major focus of R&D programs for both the U.S. government and pharmaceutical companies.  These programs reflect an unprecedented effort to discover, develop, and market cancer therapeutics, a market that is expected to grow at a rate of 8% annually and to reach $85 billion by the year 2012.

Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the incidence of the disease, nor has it significantly increased the survival rate or reduced the duration of treatment for cancer patients.  There are still over one million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone.  This is a dramatic demonstration that, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat the disease remain elusive.  Further, traditional therapeutic agents are commonly plagued with severe side effects.  Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer.  Among these new “innovative therapies” are gene therapy and therapeutic proteins such as mAbs.

The first mAb used clinicically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997.  Since then, the sales level of this antibody has reached over $2 billion per year.  In addition, Genentech’s newer mAb, Avastin, is estimated to reach an annual sales level of $3-5 billion by 2010.  These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, more than 20 other mAbs have since been approved for marketing, including seven that are approved for cancer.  The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity.  For cancer alone, there are currently approximately 300 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics.  In the face of this substantial competition, Lpath is uniquely poised to use the advantages of antibody therapeutics against an entirely new class of promising targets — bioactive lipids.

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

Collaborative Arrangement

In October 2008, Lpath, Inc. entered into a License Agreement with Merck KgaA, pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with the company to develop and commercialize ASONEP™, Lpath’s Phase 1 monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers.  Pursuant to the terms of the Agreement, the company licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP™ across all non-ocular indications.  Under the terms of the agreement, Merck paid us a $4 million upfront licensing fee.  During the 12 month period following the Effective Date (the “Initial Development Period”), Merck will be required to provide the company research and development funding of $500,000 per month, which the company intends to use to support development activities related to ASONEP™, including the company’s Phase 1 clinical trials.  Within the Initial Development Period, Merck will pay the company additional amounts if certain clinical development objectives are achieved.  At Merck’s election, the Initial Development Period may be extended by up to 6 months, in which case Merck will continue to pay Lpath agreed upon amounts for research and development funding.  During the Initial Development Period, Merck may terminate the License Agreement upon 30 days written notice.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Note 2 to the Consolidated Financial Statements, below, for further discussion regarding our agreement with Merck.

In-licensed Technology

Lonza Biologics PLC

In 2006 we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”).  In the Research Evaluation Agreement, Lonza granted to Lpath a non-exclusive license to use cell-line development technology owned by Lonza for research purposes.  The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $48,000 based on current exchange rates).  The license may be extended at Lpath’s discretion for additional one-year periods.  The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

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

AERES Biomedical Limited

In 2005, Lpath entered into a collaboration agreement with AERES Biomedical Limited (“AERES”) to “humanize” the company’s sonepcizumab monoclonal antibody.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying sonepcizumab antibodies originally generated in mice for potential human acceptance in a clinical trial.  The expenses incurred under this contract totaled approximately $170,000 in 2005 and $664,000 in 2006.  The work performed by AERES was successfully completed in 2006.  Lpath could owe certain contingent amounts when and if ASONEP or iSONEP passes through the various levels of the FDA drug-candidate-review and approval processes.  In 2008, Lpath paid AERES $150,000 for the first milestone payable under the agreement, which was triggered by the filing of the ASONEP IND. AERES will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of ASONEP or iSONEP.

DataMabs LLP

In 2007, Lpath entered into a collaboration agreement with DatTaMabs LLP (“DataMabs”) to assist the company in humanizing the Lpathomab monoclonal antibody.  The expenses incurred to complete the work under this contract totaled $200,000 in 2007.  The work performed by DataMabs was successfully completed in 2007, and Lpath completed the humanization project in early 2008.  Lpath could owe certain contingent amounts when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes.  DatAMabs will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. Since 1997, we have created a broad and deep intellectual-property position in the lysolipid signaling area.  We currently own or have exclusively licensed more than 35 issued or pending patents in the United States, with comparable coverage in major foreign countries.  Seven issued or allowed patents provide ownership of anti-sphingolipid therapeutic antibodies as compositions of matter and methods to treat disease.  Several patents provide claims on sphingolipids and sphingolipid receptors as targets to treat cardiovascular diseases, cancer, inflammation, angiogenesis, and various diagnostic and drug-screening applications.  Lpath has other proprietary reagents and some small-molecule inhibitors that are being tested in discovery-stage studies.  In 2005, Lpath purchased eight issued patents formerly assigned to Atairgin Technologies, Inc. and LPL Technologies, Inc.  These patents cover compositions of matter and methods in the cancer diagnostics and therapeutics arenas relating to related lipid-signaling pathways.

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

In 2006 Lpath and Laureate Pharma, Inc. (“Laureate”) entered into a contract manufacturing agreement for the production of ASONEP and iSONEP.  Under the terms of the agreement, Laureate will perform cell-line development, cell-line optimization, and upstream and downstream process development, followed by GMP manufacture of the product for use in clinical trials.  The agreement has been amended to extend the termination date from December 31, 2007 to December 31, 2009.  Lpath may terminate the agreement at any time in our discretion by giving Laureate 90 days’ written notice of termination.  Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•                 Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

•                 Phase 2: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•                 Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

Management cannot be certain that Lpath will successfully initiate or complete Phase 1, Phase 2, or Phase 3 testing of Lpath’s product candidates within any specific time period, if at all.  Furthermore, the FDA or an Institutional Review Board may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually.  For fiscal year 2009, that fee is $1,247,200.  In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  If the FDA approves the NDA, the product becomes available for physicians to prescribe.  Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product.  In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

Employees

As of March 16, 2009 we employed 22 individuals, of whom 12 held advanced degrees.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with its employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of February 18, 2008 (biographical descriptions below which reference dates of such officer’s role in Lpath prior to the November 30, 2005 merger with Neighborhood Connections, Inc. relate to Lpath Therapeutics Inc., our predecessor entity):

Name	Age	Position
Scott R. Pancoast	50	President and Chief Executive Officer

Roger A. Sabbadini, Ph.D.	61	Vice President, Chief Scientific Officer

Gary J.G. Atkinson	56	Vice President, Chief Financial Officer

Glenn Stoller	45	Head of Lpath Ocular

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

ITEM 1A.                                            RISK FACTORS

Risks primarily associated with our business:

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

Third party patents may cover some of the products or services that we are developing or plan to develop (either directly or with strategic collaborative partners).   To the extent valid third party patent rights cover our products, we (or our strategic collaborative partners) would be required to seek licenses from the holders of these patents in order to continue developing such products and payments under such licenses would reduce increase our operating expenses.  We may not be able to obtain these licenses on acceptable terms, or at all.  If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products, which would limit our prospects for profitability.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team.  In particular, our CEO Scott Pancoast, our founder and CSO Roger Sabbadini, Ph.D., and our Head of Ocular, Glenn Stoller, M.D., are all critical to our overall management as well as the development of our technology, our culture and our strategic direction.  None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could materially harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense. We expect that as more companies in the biotechnology and pharmaceutical industries establish programs to discover drugs that target bioactive lipids, the demand for scientists with experience working with bioactive lipids will increase. As that demand increases, it is likely that certain of our competitors will directly target certain of our employees.  Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees.

We may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals, particularly in the Southern California area, is intense. Even though the current economic conditions have somewhat softened demand for qualified personnel,  we expect that over the longer term we will continue to face stiff competition and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

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

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and, despite current economic conditions, are expected to be increasingly so in the future. Other companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, our lead product, other products we have in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

There are many reasons why a competitor might be more successful than we are, including:

•                 Many competitors have greater financial resources and can afford more technical and development setbacks than we can.

•                 Many competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over us.

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

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our lead product (or our other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products.  Such competition will likely cause a reduction in our revenues.

We may not successfully manage any growth that we may experience.

Our future success will depend upon the expansion of our operations and the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Our drug-development programs depend upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities, medical institutions, and clinical research organizations to conduct our pre-clinical and clinical trials under agreements with us. Such agreements are often standard-form agreements typically not subject to extensive negotiation.  These investigators or collaborators are not our employees, and in general we cannot control the amount or timing of resources that they devote to our programs.  These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the fields of oncology, ophthalmology, and autoimmune disorders (such as multiple sclerosis). They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors and collaborators generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the clinical development of our drug candidates.

In addition, our advisors at academic or other institutions may be subject to the rules and regulations of such institutions which may limit or even prohibit their respective future involvement with us, such as with providing cooperation on publications.

We are dependent on third-party manufacturers, over whom we have limited control, to manufacture our products.

The manufacturing process of ASONEP and any other therapeutic products we may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA.  We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our lead product ASONEP and any other products we may develop or in-license and may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to have ASONEP and any other products we may develop or in-license manufactured would prevent us from successfully commercializing our proposed products.  Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our company’s shares.

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

There can be no assurance that any of our other product ideas will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

There can be no assurance that any programs or technologies that we might license in or acquire in the future will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

Any acquisitions we make may disrupt operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, collaborators, and strategic partners.  We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions.  The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders.  In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets.

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

We are a start-up company that has generated approximately $4.9 million in revenues to date.  Our revenue has been from grants to support our research and development activities and revenues paid under our collaboration agreement with Merck.  In the event that Merck elects to terminate the agreement, our expected revenues would be substantially reduced.  We expect to incur significant research and development costs for the foreseeable future.  We may not be able to validate and market products in the future that will generate significant revenues.  In addition, any revenues that we may generate may be insufficient for us to become profitable.

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

•                 develop and maintain relationships with key vendors that will be necessary to optimize the market value of the drugs we develop;

•                 maintain relationships with strategic partners that will be necessary to commercialize the drugs we develop or develop relationships with other strategic partners with respect to our other drug candidates other than ASONEP;

•                 respond effectively to competitive pressures; or

•                 recruit and build a management team to accomplish our business plan.

If we are unable to accomplish these goals, our business is unlikely to succeed.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have a limited operating history from which to evaluate our business.  We have only generated approximately $4.9 million in revenues to date, and have not received FDA approval for marketing any of our product candidates.  Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating.  Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, our historical financial data is of limited value in estimating future operating expenses.  Our budgeted expense levels are based in part on our expectations concerning future revenues.  However, our ability to generate any revenues beyond grants or fees based on our current agreement with Merck depends largely on receiving marketing approval from the FDA.  Moreover, if FDA approval is obtained, the size of any future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately.  We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.  Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control.  For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance.  Our quarterly and annual expenses are likely to increase substantially over the next several years depending upon the level of our drug development activities. Revenues from the SBIR grants and revenue from Merck may not continue at the current levels.  Our operating results in future quarters may fall below expectations.  Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.  Each of the risk factors listed in this “Market Risks” section may affect our operating results.

Our business and our industry are constantly changing and evolving over time.  Furthermore, we compete in an unpredictable industry and regulatory environment.  Our ability to succeed depends on our ability to compete in this fluctuating market.  As such, our actual operating results may differ substantially from our projections.

The report of the independent registered public accounting firm on our 2008 consolidated financial statements contains a going concern modification.

Even though we raised net proceeds of approximately $6.6 million in a private placement that we closed in the third quarter of 2008 (the “20087 Private Placement”), and received $5.0 million in funding under the terms of our collaborative agreement with Merck, of which $7.8 million remains available at December 31, 2008, the report of the independent registered public accounting firm covering our consolidated financial statements for the years ended December 31, 2008 and December 31, 2007 stated that certain factors, including our net losses and our net cash used in our operating activities, when compared with our net cash position, raise substantial doubt as to our ability to continue as a going concern notwithstanding the proceeds from our private placement.

Although we raised net proceeds of approximately $6.6 million in 2008 and entered into a collaborative development agreement with Merck, we may require substantial additional financing in order to carry out our planned activities beyond 2009.

The amount of cash we had on hand as of December 31, 2008 was approximately $7.8 million.  This amount plus the funds we anticipate will be received under the Merck collaboration agreement would be sufficient to meet our cash requirements to the end of 2009.  Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck decides to cancel its agreement with us, we would need to seek additional sources of capital.  During the first twelve months of the collaboration, Merck may terminate the arrangement upon 30 days written notice to Lpath.  We expect to continue to incur cash losses from operations during 2009.  While the company had cash totaling $7.8 million as of December 31, 2008, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $12 and $19 million in 2009.  Additional capital may be required to continue to fund the company’s research and development projects in 2009 and beyond.  We expect we will be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital necessary to fund the next five to ten year period during which we will be required to conduct product development and FDA testing through Phase 3 testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate.

The recent volatility in the financial markets could adversely affect us or our partners or suppliers.

As widely reported, financial markets in the United States and abroad have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including our ability to fund the further development of iSONEP and our other product candidates. In addition, current economic conditions could harm the liquidity or financial position of our partners or suppliers, which could, in turn, cause such parties to fail to meet their contractual or other obligations to us.

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

Although we have applied for many grants thus far and have been awarded five of them, in the future, the National Institutes of Health (“NIH”) may not find our grant applications worthy of such grants.  In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2008. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements.  There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

Risks primarily associated with the Company’s stock:

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) and is quoted under the symbol LPTN.OB. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. Our common stock is thus subject to this volatility.

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2008, there were an aggregate of 75,221,148 shares of our common stock issued and outstanding on a fully diluted basis.  That total includes 6,029,771 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 16,533,466 shares of common stock that may be issued upon the exercise of outstanding warrants.  The exercise of options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises.  We are also unable to estimate the amount, timing or nature of future sales of outstanding common stock.  Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

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

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Following our reorganization and merger on November 30, 2005, the market price of our common stock has been less than $5.00 per share.  As a result of our prior private placements, we will have more than doubled the number of shares outstanding since the time of our listing on the OTCBB in November 2005.  Consequently, it is likely that the market price for our common stock will remain less than $5.00 per share for the foreseeable future and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.

Even if our clinical trials are completed as planned, their results may not support either the further clinical development or the commercialization of our product-candidates. The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Health care reform, which includes amendments to the Food and Drug Act, may adversely impact our business.

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

ITEM 1B.                                           UNRESOLVED STAFF COMMENTS

None

ITEM 2.                                                    PROPERTIES

Our administrative offices and research facilities are located in San Diego, California and are considered to be in good condition and adequately utilized. We lease approximately 7,300 square feet of laboratory and office space.  This lease arrangement expires in November 2010.  Approximately 500 square feet of the facility is subleased to a company that is co-owned by two of Lpath’s largest stockholders.  The terms of this sublease, in general, are identical to the terms of the company’s direct lease.

ITEM 3.                                                    LEGAL PROCEEDINGS

None.

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	2008		2007
	High	Low	High	Low

First quarter	$2.30	$1.70	$1.40	$0.77
Second quarter	$1.75	$1.23	$2.00	$1.15
Third quarter	$1.52	$.96	$1.95	$1.28
Fourth quarter	$1.30	$.90	$2.54	$1.90

As of March 18, 2009 we had approximately 395 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.  We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.  The closing price of our common stock on March 18, 2009, was $0.70 per share.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted- Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	6,029,771	(1)	$0.51	(2)	3,358,693

Equity compensation plans not approved by security holders	—		—		—

Total	6,029,771		$0.51		3,358,693

(1)  Includes 2,387,425 restricted stock units.

(2)  Excludes 2,387,425 restricted stock units.

PART II

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics.  Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases.  Our lead product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP is currently in Phase 1 clinical trials and holds promise for the treatment of cancer, multiple sclerosis, and other diseases.  A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) is currently in Phase I clinical trials, and has demonstrated promising results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma.  Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target.  Lpath’s ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company.  We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of December 31, 2008, Lpath had an accumulated deficit of approximately $39.6 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Revenue

Lpath has generated approximately $3.2 million in revenue to date from research grants awarded by the National Institutes of Health.  Lpath expects to continue to receive small amounts of revenue from research grants.

Lpath has generated $90,000 in royalty revenue to date from a licensing agreement with a company that produces novel research assays.  Lpath expects to continue to receive small amounts of royalty revenue under this agreement.

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

During 2008, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1,666,667 under the Merck collaborative agreement.  As of December 31, 2008, the company had deferred revenue of $3,333,333 related to the upfront licensing fee.  At Merck’s election, the Initial Development Period may be extended by up to 6 months, in which case Merck will continue to pay Lpath agreed upon amounts for research and development funding. Upon conclusion of the Initial Development Period, if Merck elects to accept the responsibility and related expenses for further development of ASONEP™, Merck will pay the company $28 million in various installments, the majority of which funds the company believes, based on the company’s reasonable estimates, will be due either upon transfer or within six months of transfer.  If, at the conclusion of the Initial Development Period, Merck does not accept the responsibility for further development of ASONEP, all rights granted under the Agreement revert to Lpath.

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

The Agreement does not include any rights to license, develop or commercialize the company’s other product candidates or the company’s underlying drug discovery or development technologies, including iSONEP™   (Lpath’s ocular formulation of the anti-S1P antibody) and Lpathomab™ (an antibody against LPA, a key bioactive lipid).  Contingent upon the occurrence of specified events, the Agreement provides Merck, with certain rights of first negotiation and rights of first refusal with respect to other non-ocular antibody products of the company.

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

Lpath expects its research and development expenses to be approximately $25 to $30 million over the two year period ending December 31, 2010.  This estimate includes the expenses to conduct Phase I clinical trials for ASONEP and iSONEP, our two most advanced product candidates, as well as to initiate preclinical testing of our third product candidate, Lpathomab.  Lpath expects these expenditures to increase as it continues the advancement of its product development programs. Lpath has recently initiated clinical trials for its first two product candidates.  The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $50 million.  Any failure by Lpath or delay in completing clinical trials, or in obtaining regulatory approvals, would cause Lpath’s research and development expenses to increase and, in turn, have a material adverse effect on Lpath’s results of operations and its ability to continue as a going concern.

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

Revenue Recognition

Research and Development revenue Under Collaborative Agreement. We follow the provisions as set forth by current accounting rules, which primarily include SAB 101, Revenue Recognition in Financial Statements , SAB 104, Revenue Recognition , and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Lpath may enter into collaborations where we receive non-refundable upfront payments, generally these payments would be for licenses to Lpath drug candidates.  Non-refundable payments are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

If the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•                  the milestone payments are non-refundable;

•                  achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•                  substantive Company effort is involved in achieving the milestone;

•                  the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•                  a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2008, Lpath had federal and state net operating loss carryforwards of approximately $34 million.  Under current law, the federal net operating loss carryforwards may be available to offset taxable income through 2028 and California net operating loss carryforwards may be available to offset taxable income through 2028.

As of December 31, 2008, Lpath also had federal and California research and development tax credit carryforwards of $1,185,000 and $719,000, respectively.  These tax credits may be available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Grant and Royalty Revenue.  Grant and royalty revenue for 2008 increased to $1,200,000 from $372,000 in 2007.  The increase of $543,000 reflects the increased level of activity on studies funded by grants from the National Institutes of Health (“NIH”).

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the financial statements, on October 28, 2008 Lpath entered into a license agreement with Merck.  Merck has agreed to collaborate with the company to develop and commercialize ASONEP™.  On November 6, 2008, in connection with the execution of the Agreement, Merck paid to the company an initial amount of $4,000,000.  During the months of November and December 2008, Lpath received $1,000,000 of research and development funding from Merck.  Lpath recognizes revenue under the Merck collaborative agreement ratably over the period of performance which is estimated to be 12 months.  Therefore, of the $5,000,000 received from Merck, $1,666,667 was recognized as revenue in 2008 and $3,333,333 was accounted for as deferred contract revenue.

Research and Development Expenses.  Research and development (R&D) expenses for 2008 were $10,116,000 compared to $12,419,000 for 2007.  The decrease of $2,302,000 reflects the significant pre-clinical costs incurred in 2007.  In addition, spending for R&D was curtailed in 2008 pending the completion of the financing transaction in August 2008.   Outside services expense decreased by approximately $1,663,000 during 2008 compared to 2007 primarily due to the IND-enabling studies performed in 2007.  For the year ended December 31, 2008, employee compensation and benefits expense increased by approximately $255,000 compared to 2007, commensurate with the increase in research and development staffing.  Stock-based compensation charges decreased by $908,000 due primarily to the decrease in the market value of Lpath’s common stock, which is a key factor in the calculation of stock-based compensation expense for outside consultants.  This was partially offset by the vesting, during 2008, of restricted stock units granted in the fourth quarter of 2007.

General and Administrative Expenses.  General and administrative expenses increased $1,050,000 for the year ended December 31, 2008 to $4,480,000 compared to $3,416,000 in 2007.  Employee compensation and benefits expense increased by $307,000 due principally to year-end bonuses.  No bonuses were paid or accrued as December 31, 2007.  Stock-based compensation charges increased by $561,000 due primarily to the vesting of restricted stock units granted in the fourth quarter of 2007.

Lpath recognized a foreign currency gain of $163,000 in 2008 due to a reduction in the U. K. Pound exchange rate used to translate the carrying amount of the company’s accrued liability related to a license agreement with a company located in the U.K. Such liability is included in long-term liabilities on the balance sheet.

Interest Income.  Interest income was $124,000 in 2008, compared with $398,000 in 2007.  The $274,000 decrease was the result of higher levels of invested cash in 2007.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed through the private placement of equity and debt securities.  Through December 31, 2008, Lpath had received net proceeds of approximately $36.4 million from the sale of shares of preferred stock and common stock and from the issuance of convertible promissory notes.  As of December 31, 2008, Lpath had cash and cash equivalents totaling $7.8 million.

For the year ended December 31, 2008, we used net cash of $6.2 million for operating activities compared to $10.9 million in 2007.  The decrease in net cash used in operating activities was primarily driven by $5.0 million in funds received under Lpath’s collaborative research development agreement with Merck.

Net cash used in investing activities during 2008 amounted to $119,000 compared to $277,000 in 2007.  This decrease is attributable to higher expenditures for equipment in 2007.  We also capitalized expenses of $114,000 in 2008 and $150,000 in 2007 related to the filing and prosecution of patents.

Net cash provided from financing activities during 2008 totaled $6.6 million compared to $17.4 million in 2007.  During 2008 we raised $6.3 million, net of offering costs, through the sale of common stock and warrants to purchase common stock.  We also received $231,000 upon the exercise of warrants and stock options to purchase common stock.

A portion of our leased facility is subleased to a company that is co-owned by two of Lpath’s largest stockholders.  The terms of this sublease, in general, are the same as the terms of the company’s direct lease.  The sublease was approved by the landlord.

The following table describes Lpath’s commitments to settle contractual obligations in cash as of December 31, 2008:

	Payments Due by Year
	2009	2010	Total

Operating lease obligations	$196,571	$176,446	$373,017

Less sublease income	13,506	12,107	25,613

Sub-total	183,065	164,339	347,404

Leasehold improvement debt	15,278	15,117	30,395

Other contractual commitments	—	411,802	411,802

Total	$198,343	$591,258	$789,601

Lpath has entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical and clinical studies, and provide analytical services.  Lpath’s payment obligations under these agreements depend upon the progress of its discovery and development programs.  Therefore, Lpath is unable to estimate with certainty the future costs it will incur under these agreements.  In one such arrangement, Lpath has entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist Lpath in preparing its lead drug candidate for clinical trials.  Under the terms of that collaboration agreement Lpath is obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives.  Under the terms of a license agreement with another biomedical research company, an annual license fee of approximately £300,000 per year began to accrue during the third quarter of 2007 following the occurrence of certain events.  Pursuant to that agreement, payment of that annual license fee will be deferred until Lpath’s drug candidate incorporating that technology begins Phase II clinical trials.  While it is not possible to predict when, or if, the drug candidate will progress to the commencement of Phase II clinical trials, and consequently when payment would be required, we estimate that the earliest date that payment of this licensing fee will be made is in 2010.  Accordingly, a liability for this amount has been accrued and the ultimate payment of this amount is included in the payments due in 2010 in the table above.  Other deferred license fees, milestone payments and royalty payments under Lpath’s various agreements are not included in the table above because Lpath cannot, at this time, determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We expect our cash expenditures to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii) seek regulatory approvals, and (iii) develop and commercialize our product candidates.  As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash expediutres associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities.  The costs of filing and prosecuting patents to protect our intellectual property will also increase.

The amount and timing of cash requirements will depend on our opportunites for partnerships and collaborations, on regulatory and market acceptance of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercializtion activities required to support our product candidates.

We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s projected operating requirements at least through 2009.  Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck decides to cancel its agreement with us, we would need to seek additional sources of capital.  We expect to continue to incur cash losses from operations throughout 2009.  While the company had cash totaling $7.8 million as of December 31, 2008, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $12 and $19 million in 2009.  Additional capital may be required to continue to fund the company’s research and development projects in 2009 and beyond.  In the event we need to raise additional capital, we would:

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

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of the proceeds of offerings of our equity securities and license agreements.  In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements, additional licenses, and debt financing.  However, we may not be successful in obtaining cash from new or exisiting collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements.  In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.  Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result.  If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Impact of Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during 2008 had or is expected to have a material impact on the consolidated financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk.  To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds.  Our cash and investments at December 31, 2008 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities.

ITEM 8.                  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant cash losses from operations since inception and expects to continue to incur cash losses from operations in 2009 and beyond.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LevitZacks

San Diego, California
March 17, 2009

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,775,593	$7,521,071
Accounts receivable	656,221	10,502
Prepaid expenses and other current assets	204,863	217,581
Total current assets	8,636,677	7,749,154

Equipment and leasehold improvements, net	285,218	422,484
Patents, net	462,785	442,706
Deposits and other assets	37,272	37,644

Total assets	$9,421,952	$8,651,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,123,836	$989,069
Accrued compensation	459,831	81,069
Accrued expenses	391,836	491,729
Deferred contract revenue	3,333,333	—
Deferred rent, current portion	51,130	45,405
Leasehold improvement debt, current portion	15,278	14,107
Total current liabilities	5,375,244	1,621,379

Deferred rent, long-term portion	49,990	101,121
Leasehold improvement debt, long-term portion	15,116	30,395
Long-term accrued liabilities	411,802	563,865
Total liabilities	5,852,152	2,316,760

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 52,657,911 and 45,046,495 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	52,657	45,046
Additional paid-in capital	43,144,945	34,457,999
Accumulated deficit	(39,627,802)	(28,167,817)
Total stockholders’ equity	3,569,800	6,335,228

Total liabilities and stockholders’ equity	$9,421,952	$8,651,988

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2008	2007

Revenues:
Grant and royalty revenue	$1,194,482	$372,348
Research and development revenue under collaborative agreement	1,666,667	—
Total revenues	2,861,149	372,348

Expenses:
Research and development	10,116,124	12,418,554
General and administrative	4,480,260	3,429,676
Total expenses	14,596,384	15,848,230

Loss from operations	(11,735,235)	(15,475,882)

Other income (expense):
Interest income	124,041	398,020
Interest expense	(12,122)	(27,951)
Gain on foreign currency exchange	163,331	14,053
Total other income (expense)	275,250	384,122

Net loss	$(11,459,985)	$(15,091,760)

Basic and diluted net loss per share	$(0.24)	$(0.39)

Weighted average number of common shares outstanding used in the calculation	48,068,937	38,771,019

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008 and 2007

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity

Balance, January 1, 2007	24,616,393	$24,616	$14,610,217	$(13,076,057)	$1,558,776

Common stock and warrants issued for cash, net of issuance costs	17,733,737	17,734	15,831,793		15,849,527
Warrants exercised, net of issuance costs	2,203,158	2,203	1,454,782		1,456,985
Stock options exercised	493,207	493	78,303		78,796
Stock-based compensation			2,482,904		2,482,904
Net loss				(15,091,760)	(15,091,760)

Balance, December 31, 2007	45,046,495	45,046	34,457,999	(28,167,817)	6,335,228

Common stock and warrants issued for cash, net of issuance costs	7,090,999	7,091	6,341,730		6,348,821
Warrants exercised, net of issuance costs	144,963	144	122,078		122,222
Stock options exercised	262,642	263	108,791		109,054
Stock-based compensation	112,812	113	2,114,347		2,114,460
Net loss				(11,459,985)	(11,459,985)

Balance, December 31, 2008	52,657,911	$52,657	$43,144,945	$(39,627,802)	$3,569,800

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(11,459,985)	$(15,091,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,136,439	2,482,904
Depreciation and amortization	215,016	156,435
Deferred rent expense	(45,406)	37,755
Foreign currency exchange gain	(163,331)	(14,053)
Changes in operating assets and liabilities:
Accounts receivable	(645,719)	107,859
Prepaid expenses and other current assets	12,718	(16,406)
Accounts payable and accrued compensation and expenses	422,327	1,420,575
Deferred contract revenue	3,333,333	—
Deposits and other assets	2,567	(2,150)
Net cash used in operating activities	(6,192,041)	(10,918,841)

Cash flows from investing activities:
Equipment expenditures	(5,383)	(126,575)
Patent expenditures	(114,043)	(149,969)
Net cash used in investing activities	(119,426)	(276,544)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	6,348,821	15,841,690
Proceeds from options and warrants exercised	231,276	1,535,781
Proceeds from issuance of notes payable to related parties	—	100,000
Repayments of notes payable to related parties, including loan fees	—	(108,163)
Repayments of leasehold improvement debt	(14,108)	(14,066)
Net cash provided by financing activities	6,565,989	17,355,242

Net increase in cash	254,522	6,159,857

Cash and cash equivalents at beginning of period	7,521,071	1,361,214
Cash and cash equivalents at end of period	$7,775,593	$7,521,071

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,122	$20,114
Income taxes	$1,600	$1,600
Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$3,800	$23,202
Common stock issued in payment of loan fees	$—	$7,837
Leasehold improvements financed by landlord	$—	$58,568
Leasehold improvements paid by landlord	$—	$80,428

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to an annual report on Form 10-K.  The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  Based on its review at the years ending December 31, 2008 and 2007, management did not believe that there was any impairment of the value of such assets.

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

As of December 31, 2008 total unrecognized compensation expense related to unvested stock-based compensation arrangements already granted under our equity incentive plan was $2.5 million, which we expect will be recognized over a weighted-average period of 2.0 years.  However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our stock-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Refer to Note 9, “Stockholders’ Equity,” for further information.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Research and Development revenue Under Collaborative Agreement. We follow the provisions as set forth by current accounting rules, which primarily include SAB 101, Revenue Recognition in Financial Statements , SAB 104, Revenue Recognition , and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables..

Lpath may enter into collaborations where we receive non-refundable upfront payments, generally these payments would be for licenses to Lpath drug candidates.  Non-refundable payments are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

If the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•                  the milestone payments are non-refundable;

•                  achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•                  substantive Company effort is involved in achieving the milestone;

•                  the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•                  a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

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

Employee Benefit Plan

The Company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $62,140 and $57,117 in 2008 and 2007, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods.  Consequently, no income tax benefit has been recorded for the years ended December 31, 2008 and 2007.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income requires that comprehensive loss and its components be displayed as part of the full set of consolidated financial statements. Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss.  At December 31, 2008 and 2007, Lpath had no reportable differences between net loss and comprehensive loss.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options, restricted stock units, and warrants of 20,818,691 for the year ended December 31, 2008, and common stock equivalents of 17,672,687 from stock options and warrants for the year ended December 31, 2007, are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during 2008 had or are expected to have material impacts on the consolidated financial statements.

Note 2 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

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

The company accounts for the Agreement as a single unit of accounting.  Revenue is recognized over the anticipated performance period of one year using the straight-line method.  During 2008, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1,666,667 under the Merck collaborative agreement.  As of December 31, 2008, the company had deferred revenue of $3,333,333 related to the upfront licensing fee.  At Merck’s election, the Initial Development Period may be extended by up to 6 months, in which case Merck will continue to pay Lpath agreed upon amounts for research and development funding. Upon conclusion of the Initial Development Period, if Merck elects to accept the responsibility and related expenses for further development of ASONEP™, Merck will pay the company $28 million in various installments, the majority of which funds the company believes, based on the company’s reasonable estimates, will be due either upon transfer or within six months of transfer.  If, at the conclusion of the Initial Development Period, Merck does not accept the responsibility for further development of ASONEP, all rights granted under the Agreement revert to Lpath.

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

The Agreement does not include any rights to license, develop or commercialize the company’s other product candidates or the company’s underlying drug discovery or development technologies, including iSONEP™   (Lpath’s ocular formulation of the anti-S1P antibody) and Lpathomab™ (an antibody against LPA, a key bioactive lipid).  Contingent upon the occurrence of specified events, the Agreement provides Merck, with certain rights of first negotiation and rights of first refusal with respect to other non-ocular antibody products of the company.

The Agreement contains customary termination provisions including (but not limited to) the right of Merck to terminate the Agreement in its entirety during the Initial Development Period upon 30 days written notice to Lpath.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. In the year ended December 31, 2008 Lpath incurred a net loss and utilized net cash in operating activities of $11,459,985 and $6,192,041, respectively.  In the year ended December 31, 2007 the company incurred a net loss and utilized net cash in operating activities of $15,091,760 and $10,918,841, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2009 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $7,775,593 as of December 31, 2008, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $12 and $19 million in 2009.  We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s projected operating requirements at least through 2009.  Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period.  In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital to finance our research and development activities into 2010.

Unless Merck elects to extend its agreement with Lpath beyond the initial development period, we expect to continue to incur cash losses from operations during 2009.  Additional capital may be required to continue to fund the company’s research and development projects in 2009 and beyond.  In the event we need to raise additional capital, we would:

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 3 – GOING CONCERN UNCERTAINTY (continued)

3.               Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2008	2007
Equipment and leasehold improvements
Office furniture and fixtures	$28,908	$28,908
Laboratory equipment	337,995	377,626
Computer equipment and software	129,264	145,912
Leasehold improvements	143,203	143,203
	639,370	695,649
Less accumulated depreciation	(354,152)	(273,165)
Equipment, net	$285,218	$422,484

Patents
Patents	$523,974	$488,612
Less accumulated amortization	(61,189)	(45,906)
Patents, net	$462,785	$442,706

Note 5 – OPERATING LEASE

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

Years Ended December 31, 2008 and 2007

Note 5 – OPERATING LEASE (continued)

Future minimum payments, sublease income, and leasehold improvement debt under the company’s non-cancelable operating lease and sublease are set forth in the following table:

				Leasehold
	Lease	Sublease	Net Lease	Improvement
Years ending December 31,	Obligation	Income	Obligation	Debt

2009	$196,571	$13,506	$183,065	$15,278
2010	176,446	12,107	164,339	15,117

Total Future Minimum Lease Commitments	$373,017	$25,613	$347,404	$30,395

Lpath’s rent expense totaled $215,000 and $247,000 for the years ended December 31, 2008 and 2007, respectively.  Lpath’s sublease income amounted to $17,000 and $18,000 for the years ended December 31, 2008 and 2007, respectively.

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

Note 6 – RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC entered into two agreements, a License Agreement and a Research Evaluation Agreement.  Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies.  Under the terms of the License Agreement an annual license fee of approximately £300,000 per year began to accrue during the third quarter of 2007, when Lpath utilized the Lonza technology in the manufacture of drug substance to be used in clinical trials.  Under the terms of the License Agreement, payment of this annual license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase II clinical trials.  While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase II clinical trials, management believes that it is unlikely that payment of this annual fee will occur prior to 2010.  Accordingly, this fee was accrued and is carried on the balance sheet as a long-term liability.  Under the terms of the Research Evaluation Agreement, a license fee is due annually.  The company paid Lonza Biologics PLC annual license fees totaling approximately $66,000 and $72,000 during 2008 and 2007, respectively, related to the Research Evaluation Agreement.

In August 2006, Lpath and Laureate Pharma, Inc. entered into a Development and Manufacturing Services Agreement for the development, manufacture and storage of Lpath’s Sonepcizumab monoclonal antibody for use in clinical trials.  The company paid Laureate Pharma approximately $1,920,000 and $2,240,000 and $175,000 during 2008 and 2007, respectively, related to this agreement.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody.  Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial.  The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab.  The company paid AERES $150,000 in 2008 and no amounts were paid during 2007.  Lpath could owe certain additional contingent amounts when drug candidates based on of Sonepcizumab pass through the levels of the FDA drug review and approval process.  AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 6 – RESEARCH AND LICENSE AGREEMENTS (continued)

Prior to 2006, Lpath entered into a research agreement with San Diego State University (SDSU). Under the agreement, the company paid fees and cost reimbursements to SDSU in exchange for research facilities, equipment, supplies, and personnel.  Lpath was the sole owner of any discovery, invention, finding, data, or conclusion derived from the research.  Total fees and cost reimbursements paid to SDSU were $111,000 and $93,000 for the years ended December 31, 2008 and 2007, respectively.  This agreement expired in 2008.

Note 7 – PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

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

Stock issuance costs related to the private placement were paid in cash and warrants.  Cash expenses for this transaction totaled $387,000, including placement agent fees totaling $276,000 and legal and other fees totaling $111,000. In addition, 166,740 warrants were issued to placement agents.  These warrants carry an exercise price of $1.25 per share, and expire on August 12, 2013.  All of the warrants issued in conjunction with this financing contain provisions specifying that in the event that Lpath sells shares of its Class A Common Stock at a price per share less than the exercise price of the warrants, then both the exercise price of the warrants and the number of shares that may be acquired with the warrants will be adjusted according to formulas specified in the warrants.

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

Note 8 – OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 8 – OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS (continued)

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

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2008 and 2007, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (“the Plan”).  There are 10,390,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years.  Restricted stock units granted have a five-year life and vest over zero to four years or upon the achievement of specified clinical trial milestones.  As of December 31, 2008 a total of 3,358,693 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2008	2007
Stock-based compensation expense by type of award:
Stock options	$230,193	$1,885,421
Restricted stock units	1,906,246	597,483
Total stock-based compensation expense	$2,136,439	$2,482,904

Effect of stock-based compensation expense on income by line item:
Research and development	$683,834	$1,591,631
General and administrative	1,452,605	891,273
Total stock-based compensation expense	$2,136,439	$2,482,904

Fair value is determined at the date of grant for employee options and restricted stock units and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2008 and 2007.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 9 — STOCKHOLDERS’ EQUITY (continued)

Stock Options

All stock options granted during 2008 and 2007 were granted with exercise prices equal to the fair market value of the company’s common stock on the date of grant and the options had weighted-average grant-date fair values, measured on the grant date, of $ 1.00 and $0.76, respectively.

As of December 31, 2008, there was $336,000 of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 0.6 years.

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

The fair value of each option granted under the Plan during 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected stock price volatility	80%	80 - 100%
Risk-free interest rate	4.1%	4.76%
Expected term	6 - 10 years	6 - 10 years
Expected annual dividends	—	—

The weighted-average valuation assumptions were determined as follows:

• Expected stock price volatility:  The estimated expected volatility is based on a weighted-average calculation of a peer group and the company’s historical volatility.

• Risk-free interest rate:  The company bases the risk-free interest rate on the interest rate payable on U.S. Treasury debt securities.

• Expected term of options:  The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding.

• Expected annual dividends: The estimate for annual dividends is zero because the company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 9 — STOCKHOLDERS’ EQUITY (continued)

A summary of the stock option activity under the plan as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,456,968	$0.52

Granted	461,400	$0.90
Exercised	(493,207)	$0.16
Expired	—	—
Forfeited	(160,776)	$1.10

Outstanding at December 31, 2007	4,264,385	$0.58

Granted	22,000	$1.31
Exercised	(262,642)	$0.42
Expired	(107,412)	1.47
Forfeited	(273,985)	$1.12

Outstanding at December 31, 2008	3,642,347	$0.53	6.39	$2,0302,931

Vested and exercisable at December 31, 2008	3,222,455	$0.51	6.28	$1,885,151

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date.  The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2008 of $1.05 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2008 the company had 3,160,980 stock options outstanding with strike prices below the company’s market price of $1.05 on that date, of which 2,807,310 were vested and exercisable.  The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $390,000 and $618,000, respectively.  Cash received from option exercises during the years ended December 31, 2008 and 2007 was $109,000 and $79,000, respectively.  Upon stock option exercises the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2008, there was $2.2 million of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Equity Incentive Plan. The company expects to recognize that expense over a weighted-average period of 2.3 years.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 9 — STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the restricted stock units activity of the company during 2008 and 2007:

	Total
	Restricted	Weighted
	Stock	Average Grant-
	Units	Date Fair Value

Outstanding January 1, 2007	—	$—
Granted	1,879,800	2.42
Shares issued	—	—
Cancelled	—	—

Outstanding December 31, 2007	1,879,800	2.42
Granted	1,019,000	1.54
Shares issued	(112,812)	2.20
Cancelled	(398,563)	1.41

Outstanding December 31, 2008	2,387,425	$2.05

Warrants

The following table summarizes Lpath warrants outstanding as of December 31, 2008:

Warrant Expiration Date	Number of Shares		Exercise Price per Share

April 3, 2009	390,000		$0.05

September 30, 2010	268,523		$0.80

September 30, 2010	4,411		$0.95

September 30, 2010	5,281,697		$1.50

April 6, 2012	6,475,235		$1.04

June 13, 2012	1,542,716		$1.04

October 31, 2012	531,394		$0.16

February 28, 2013	50,000		$2.00

August 12, 2013	1,847,910		$1.25

August 15, 2013	78,948		$1.25

Total:	16,533,466	Weighted Average:	$1.16

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 10 — INCOME TAXES

As of December 31, 2008, Lpath had federal net operating loss carryforwards of approximately $34 million that will expire beginning in 2018 and continue expiring through 2028.  As of December 31, 2008 the company’s California net operating loss carryforwards amount to approximately $34 million that will expire beginning in 2009 and continue expiring through 2028.  Portions of these net operating loss carryforwards may be used to offset future taxable income, if any.

As of December 31, 2008, Lpath also has federal and California research and development tax credit carryforwards of $1,185,000 and $719,000, respectively, available to offset future taxes.  The federal credits begin expiring in 2019, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	$14,502,000	$11,200,000
Research and development credit carryforwards	1,904,000	1,320,000
Stock-based compensation	1,863,000	1,311,000
Deferred contract revenue	1,428,000	—
Other, net	62,000	84,000
	19,759,000	13,915,000
Deferred tax liabilities:
State taxes	(1,486,000)	(1,036,000)
Patent costs	(198,000)	(190,000)
	(1,684,000)	(1,226,000)

Total deferred tax assets	18,075,000	12,689,000
Less valuation allowance	(18,075,000)	(12,689,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $5,386,000 in 2008, and by $6,656,000 in 2007.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 10 — INCOME TAXES (continued)

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded as of December 31, 2008 and 2007.  The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2008	2007

Federal tax benefit at statutory rate	$3,896,000	$5,131,000
Non-taxable grant income	384,000	119,000
State tax benefit, net	868,000	990,000
R&D credits	353,000	459,000
Employee stock-based compensation	(114,000)	(43,000)
Other permanent differences	(1,000)	—
Increase in valuation allowance	(5,386,000)	(6,656,000)

Provision for income taxes	$—	$—

Note 11 — RELATED PARTY TRANSACTIONS

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

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who are among Lpath’s largest stockholders.  The terms of the sublease, in general, are the same as the terms of the company’s direct lease.  To enter into the operating lease agreement described above, the landlord required that $360,000 of the lease obligation be guaranteed.  This guaranty was provided for Lpath by WSIC in exchange for a warrant to purchase 588,000 shares of Lpath common stock.  The warrant terms included an exercise price of $0.80 per share, with an expiration date of May 31, 2007.  The value of this warrant was calculated, using the Black-Scholes model, to be $61,485.  This amount was charged to rent expense over the term of the guaranty.  As of December 31, 2007 the entire amount has been charged to rent expense.

In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC.  Certain WSIC employees also provide services to Lpath.  Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity.

During 2008, WSIC reimbursed Lpath $144,000 for investment oversight expenses, $22,157 for lease and facility related expenses, and $2,860 for accounting and other administrative services.  During 2007, WSIC reimbursed Lpath $96,000 for investment oversight expenses, $37,857 for lease and facility related expenses, and $21,783 for accounting and other administrative services.  During 2008 and 2007, Lpath reimbursed WSIC $40,778 and $34,537, respectively, for accounting and administrative expenses.

As of December 31, 2008, WSIC owed Lpath $1,480 for lease and facility expenses.  As of December 31, 2007 WSIC owed Lpath $28,800 for investment oversight expenses, $4,397 for lease and facility related expenses, and $2,860 for accounting and other administrative services.  As of December 31, 2008 and 2007, Lpath owed WSIC $8,816 and $8,820, respectively, for accounting and administrative expenses.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(1)    Evaluation of Disclosure Controls and Procedures.     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

(3)    Changes in Internal Controls.     During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND COPRPORATE GOVERNANCE

Certain information regarding directors and executive officers is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

ITEM 15.

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

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to Johnson & Johnson Development Corporation dated April 3, 2002.

4.4*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.5*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.6#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

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

4.10

Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

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

10.5*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference). +

10.6#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.7**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.8**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.9**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.+

10.10**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

10.11	Form of Employment Agreement between Lpath, Inc. and John Bender dated as of October , 2008 (effective as of September 22, 2008).+

10.12

Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.13

Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.14

Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.15##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.15

Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.16

Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.17	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

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

##Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference

+Management contract, or compensation plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 25, 2009 by the undersigned thereto.

LPATH, INC.

/s/ Scott R. Pancoast
Scott R. Pancoast, President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2009.

Signature	Title	Date

/s/ Scott R. Pancoast	President, Chief Executive Officer, and Director	March 25, 2009
Scott R. Pancoast	(Principal Executive Officer)

/s/ Gary J. G. Atkinson	Vice President and Chief Financial Officer	March 25, 2009
Gary J. G. Atkinson	(Principal Financial and Accounting Officer)

/s/ Charles A. Mathews	Director	March 25, 2009
Charles A. Mathews

/s/ Donald R. Swortwood	Director	March 25, 2009
Donald R. Swortwood

/s/ Jeffrey Ferrell	Director	March 25, 2009
Jeffrey Ferrell

/s/ Daniel Petree	Director	March 25, 2009
Daniel Petree