Form 10-Q
period 2009-03-31
LPATH, INC
filed 2009-05-15
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s outstanding Class A common stock as of May 8, 2009  was 52,931,971.

LPATH, INC.

FORM 10-Q

March 31, 2009

PART I.   FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See note below)
ASSETS
Current Assets:
Cash and cash equivalents	$6,739,289	$7,775,593
Accounts receivable	178,765	656,221
Prepaid expenses and other current assets	191,823	204,863
Total current assets	7,109,877	8,636,677

Equipment and leasehold improvements, net	262,400	285,218
Patents, net	576,851	462,785
Deposits and other assets	37,097	37,272

Total assets	$7,986,225	$9,421,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$898,410	$1,123,836
Accrued compensation	405,295	459,831
Accrued expenses	678,278	391,836
Deferred contract revenue	2,333,333	3,333,333
Deferred rent, current portion	52,597	51,130
Leasehold improvement debt, current portion	15,586	15,278
Total current liabilities	4,383,499	5,375,244

Deferred rent, long-term portion	35,985	49,990
Leasehold improvement debt, long-term portion	11,103	15,116
Long-term accrued liabilities	—	411,802
Warrants	5,500,000	—
Total liabilities	9,930,587	5,852,152

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 52,931,071 and 52,657,911 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	52,931	52,657
Additional paid-in capital	33,864,515	43,144,945
Accumulated deficit	(35,861,808)	(39,627,802)
Total stockholders’ equity	(1,944,362)	3,569,800

Total liabilities and stockholders’ equity	$7,986,225	$9,421,952

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Grant and royalty revenue	$178,765	$13,126
Research and development revenue under collaborative agreement	2,500,000	—
Total revenues	2,678,765	13,126

Expenses:
Research and development	1,917,639	3,604,437
General and administrative	1,020,219	1,545,292
Total expenses	2,937,858	5,149,729

Loss from operations	(259,093)	(5,136,603)

Other income (expense), net	25,087	58,422
Change in fair value of warrants	800,000	—
Total other income (expense)	825,087	58,422

Net income (loss)	$565,994	$(5,078,181)

Earnings (loss) per share
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)

Weighted average shares outstanding used in the calculation
Basic	53,624,399	45,167,120
Diluted	55,960,229	45,167,120

See accompanying notes to the condensed consolidated financial statements.

Lpath, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2009

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity

Balance, December 31, 2008	52,657,911	$52,657	$43,144,945	$(39,627,802)	$3,569,800

Cumulative effect of change in accounting principle			(9,500,000)	3,200,000	(6,300,000)
Stock options exercised	273,160	274	30,202		30,476
Stock-based compensation			189,368		189,368
Net income				565,994	565,994

Balance, March 31, 2009	52,931,071	$52,931	$33,864,515	$(35,861,808)	$(1,944,362)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$565,994	$(5,078,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	189,368	1,536,156
Change in fair value of warrants	(800,000)	—
Depreciation and amortization	39,184	38,766
Deferred rent expense	(12,538)	(11,114)
Foreign currency exchange gain	(7,980)	(1,865)
Changes in operating assets and liabilities:
Accounts receivable	477,456	(2,624)
Prepaid expenses and other current assets	13,040	(3,612)
Accounts payable and accrued expenses	(393,542)	1,340,803
Deferred contract revenue	(1,000,000)	—
Deposits and other assets	175	2,272
Net cash used in operating activities	(928,843)	(2,179,399)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(13,868)	—
Patent expenditures	(120,364)	(15,917)
Net cash used in investing activities	(134,232)	(15,917)

Cash flows from financing activities:
Proceeds from options and warrants exercised	30,476	79,679
Repayments of leasehold improvement debt	(3,705)	(3,421)
Net cash provided by financing activities	26,771	76,258

Net increase/(decrease) in cash	(1,036,304)	(2,119,058)

Cash and cash equivalents at beginning of period	7,775,593	7,521,071
Cash and cash equivalents at end of period	$6,739,289	$5,402,013

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$—	$57,677

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

Note 1 – BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.

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

As set forth in the financial statements and described in Note 4 below, Lpath adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements resulted in a cumulative effect adjustment and triggered recognition in the income statement of the change in the fair value of the warrants during the three months ended March 31, 2009.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. In the three months ended March 31, 2009 Lpath incurred an operating loss and utilized net cash in operating activities of $259,093 and $928,843, respectively.  In the year ended December 31, 2008 the company incurred an operating loss and utilized net cash in operating activities of $11,735,235 and $6,192,041, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2009 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $6,739,289 as of March 31, 2009, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $12 and $19 million in 2009.  We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s projected operating requirements at least through 2009.  Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period.  In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital to finance our research and development activities into 2010.

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

Note 3 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows:

	Three Months Ended
	March 31,
	2009	2008

Research and development	$(51,052)	$605,432
General and administrative	240,420	930,724
Total share-based compensation expense	$189,368	$1,536,156

As of March 31, 2009 there was a total of $1.9 million unrecognized compensation expense related to unvested stock-based compensation under the plan.  That expense is expected to be recognized over a weighted-average period of 2 years.  Because of its net operating losses, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2009 and 2008.

Note 4 – WARRANTS

Lpath adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The company determined that the following warrants contained such provisions, and therefore pursuant to the criteria of EITF-07-5, they were not indexed to the company’s own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share

April – June 2012	8,017,951	$1.04

August 2013	1,940,490	$1.25

In accordance with EITF 07-5, the company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $3,200,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The Company measured the fair value of these warrants as of March 31, 2009, and recorded other income of $800,000 credit ($0.01 per share) to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009.

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of EITF 07-05.  There is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the balance sheet.

Note 5 – FAIR VALUE MEASUREMENTS

The company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Recurring Fair Value Estimates

The company’s recurring fair value measurements at March 31, 2009 were as follows:

		in Active	Significant		Unrealized
		Markets for	other	Significant	gains (losses)
		Identical	Observable	Unobservable	during the three
	Fair Value as of	Assets	Inputs	Inputs	months ended
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Liabilities:
Warrants expiring April - June 2012	$4,200,000	$—	$—	$4,200,000	$600,000

Warrants expiring August 2013	1,300,000	—	—	1,300,000	200,000

	$5,500,000	$—	$—	$5,500,000	$800,000

The unrealized gains for the quarter ended March 31, 2009 are included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Balance as of January 1, 2009	$6,300,000
Decrease in fair value of warrants	(800,000)
Balance as of March 31, 2009	$5,500,000

The company determined the fair value of the warrants using a Black-Scholes model with consideration given to their “down-round” protection provisions that reduce the exercise price if the company issues new warrants or equity at a price lower than the stated exercise price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

Note 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$565,994	$(5,078,181)

Weighted average number of shares used in basic earnings (loss) per share	53,624,399	45,167,120

Dilutive potential common shares:
Options	1,406,962	—
Restricted stock units	119,119	—
Warrants	809,749	—
Weighted average number of shares used in diluted earnings (loss) per share	55,960,229	45,167,120

Options to purchase 832,100 shares of common stock, warrants to purchase 15,343,549 shares of common stock, and 986,936 restricted stock units were outstanding during the quarter ended March 31, 2009 but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified in the 2008 Annual Report in the section entitled “Market Risks.”

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

Lpath has incurred significant net losses since its inception. As of March 31, 2009, Lpath had an accumulated deficit of approximately $35.9 million.  Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008

Grant and Royalty Revenue.  Grant and royalty revenue for the three-month period ended March 31, 2009 increased to $179,000 from $13,000 for the three-month period ended March 31, 2008.  The $166,000 increase reflects ongoing work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2008.  Such work commenced in the second quarter of 2008.

Research and development revenue under collaborative agreement.   In the first quarter of 2009, work continued as planned on the collaborative research and development agreement with Merck KgaA, (“Merck”).  We received research and development funding of $1,500,000 and recognized $1,000,000 of revenue related to the $4,000,000 upfront licensing fee received in November 2008.

Research and Development Expenses.  Research and development expenses decreased from $3,604,000 for the first quarter of 2008 to $1,918,000 for the first quarter of 2009, a decrease of $1,686,000.  Outside services and lab supplies expenses decreased by $1,123,000 in 2009 due to significant costs incurred in the first quarter of 2008 to manufacture drug supplies to be used in clinical trials.  Employee compensation and benefits expense increased by $257,000 in 2009 compared to 2008.  The increase is due principally to severance costs related to the departure of a senior research and development executive. Stock-based compensation charges decreased by $656,000 due principally to two factors: (1) the market value of Lpath’s common stock was relatively low at March 31, 2009 (Lpath’s stock price is a key factor in the calculation of stock-based compensation expense for outside consultants), and (2) forfeiture catch-up adjustments for forfeited restricted stock units.

General and Administrative Expenses.  General and administrative expenses decreased from $1,545,000 for the three-month period ended March 31, 2008 to $1,020,000 for the three-month period ended March 31, 2009, a decrease of $525,000.  Stock compensation expense decreased by $690,000 in 2009.  This decrease is due principally to the decline in Lpath’s stock price compared to 2008 and cliff vesting of restricted stock units that occurred in the first quarter of 2008.  Employee compensation and benefits expenses increased in 2009 compared to 2008 by $63,000 due to increased staffing and merit increases in pay rates.

Other Income (Expense), net.  Other income (expense), net decreased from $58,000 in 2008 to $25,000 in 2009, a decrease of $33,000.   Interest income was $23,000 for the quarter ended March 31, 2009, compared with $57,000 for the quarter ended March 31, 2008.  The $34,000 decrease was principally a result of lower interest rates that prevailed in 2009.

Change in fair value of warrants.  As discussed in the notes to the financial statements, Lpath implemented EITF 07-5 effective January 1, 2009.  As required by EITF 07-5, changes in the fair value of the warrant liability are to be reflected in the statement of operations each reporting period.  Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price and the risk free interest rate.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  The most significant factor in the valuation model is the company’s stock price.  Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As a result, the company’s stock price volatility factor is approximately 90%.  As such, we expect future changes in the fair value of the warrants to vary significantly from quarter to quarter.  Management cautions that the $800,000 change in fair value of the warrants recognized during the three months ended March 31, 2009, and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations.  These accounting entries are not relevant when assessing the financial condition of the company and the results of its operations.  Management believes these adjustments, required by current generally accepted accounting principles, do not reflect economic activities undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities.  Through March 31, 2009 Lpath had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes.  In the fourth quarter of 2008 Lpath began to receive substantial funding from a research and development arrangment with Merck.  Through March 31, 2009 Lpath had received $6,500,000 from this collaborative research and development agreement.  As of March 31, 2009, Lpath had cash and cash equivalents totaling $6,739,000.

During the quarter ended March 31, 2009 we used net cash of $929,000 for operating activities compared to $2,179,000 in the quarter ended March 31, 2008.  The $1,250,000 decrease in net cash used in operating activities was driven primarily by funds received from Merck in connection with our collaborative research and development agreement.  Net cash used in investing activities during the quarter period ended March 31, 2009 was $134,000 compared to $16,000 during the same period in 2008.  Of the amount used for investing activities in 2009, $120,000 was invested in the prosecution of additional patents compared to $16,000 in 2008.  In addition, 2009 acquisitions of equipment and leasehold improvements totaled $14,000 in 2009 compared to none in 2008.

Net cash provided from financing activities during the three-month period ended March 31, 2009 totaled approximately $27,000 compared to $76,000 in the first quarter of 2008.

Due to the implementation of EITF 07-5, Lpath’s balance sheet carries a warrant liability of $5,500,000 as of March 31, 2009.  That warrant liability is a consequence of current generally accepted accounting principles.  There is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle this warrant liability.

During 2009 the company expects to continue to incur cash losses from operations.  While the company had cash totaling $6,739,289 as of March 31, 2009, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $12 and $19 million in 2009.  We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s projected operating requirements at least through 2009.  Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period.  In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital to finance our research and development activities into 2010.

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

3.               Continue to seek additional research grants from the NIH or other sources.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

There are no unadopted new accounting pronouncements issued or effective during 2009 that will have or are expected to have a material impact on the consolidated financial statements when adopted by the company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.5*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).

10.6#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.7**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.

10.8**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.

10.9**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.

10.10**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.

10.11***	Employment Agreement between Lpath, Inc. and John Bender dated September 22, 2008.

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

10.16

Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.17

Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.18***	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

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

##Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference

*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: May 15, 2009	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson,
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal financial and accounting officer)