Form 10-Q
period 2009-06-30
LPATH, INC
filed 2009-08-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of issuer’s outstanding Class A common stock as of August 12, 2009 was 52,966,138.

LPATH, INC.

FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
		(See note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,458,203	$7,775,593
Accounts receivable	433,333	656,221
Prepaid expenses and other current assets	105,778	204,863

Total current assets	5,997,314	8,636,677

Equipment and leasehold improvements, net	250,048	285,218
Patents, net	743,044	462,785
Deposits and other assets	37,345	37,272

Total assets	$7,027,751	$9,421,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$576,712	$1,123,836
Accrued compensation	326,913	459,831
Accrued expenses	821,972	391,836
Deferred contract revenue	1,333,333	3,333,333
Deferred rent, current portion	54,063	51,130
Leasehold improvement debt, current portion	15,900	15,278

Total current liabilities	3,128,893	5,375,244

Deferred rent, long-term portion	21,981	49,990
Leasehold improvement debt, long-term portion	7,008	15,116
Long-term accrued liabilities	—	411,802
Warrants	9,300,000	—

Total liabilities	12,457,882	5,852,152

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 52,956,971 and 52,657,911 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	52,956	52,657
Additional paid-in capital	34,305,608	43,144,945
Accumulated deficit	(39,788,695)	(39,627,802)

Total stockholders’ equity	(5,430,131)	3,569,800

Total liabilities and stockholders’ equity	$7,027,751	$9,421,952

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Grant and royalty revenue	$447,333	$474,714	$268,568	$461,588
Research and development revenue under collaborative agreement	5,000,000	—	2,500,000	—

Total revenues	5,447,333	474,714	2,768,568	461,588

Expenses:
Research and development	3,682,988	5,643,389	1,765,349	2,038,952
General and administrative	2,087,987	2,420,276	1,067,768	874,984

Total expenses	5,770,975	8,063,665	2,833,117	2,913,936

Loss from operations	(323,642)	(7,588,951)	(64,549)	(2,452,348)

Other income (expense), net	(37,251)	77,788	(62,338)	19,366
Change in fair value of warrants	(3,000,000)	—	(3,800,000)	—

Total other income (expense)	(3,037,251)	77,788	(3,862,338)	19,366

Net income (loss)	$(3,360,893)	$(7,511,163)	$(3,926,887)	$(2,432,982)

Earnings (loss) per share
Basic	$(0.06)	$(0.17)	$(0.07)	$(0.05)
Diluted	$(0.06)	$(0.17)	$(0.07)	$(0.05)

Weighted average shares outstanding used in the calculation
Basic	54,113,969	45,222,811	54,446,480	45,278,501
Diluted	54,113,969	45,222,811	54,446,480	45,278,501

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,360,893)	$(7,511,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	628,486	1,854,473
Change in fair value of warrants	3,000,000	—
Depreciation and amortization	79,092	77,736
Deferred rent expense	(25,076)	(22,229)
Foreign currency exchange (gain) loss	59,886	(1,865)
Changes in operating assets and liabilities:
Accounts receivable	222,888	(271,776)
Prepaid expenses and other current assets	99,085	71,996
Accounts payable and accrued expenses	(759,114)	68,978
Deferred contract revenue	(2,000,000)	—
Deposits and other assets	(73)	2,348

Net cash used in operating activities	(2,055,719)	(5,731,502)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(38,925)	(3,112)
Patent expenditures	(247,736)	(57,199)

Net cash used in investing activities	(286,661)	(60,311)

Cash flows from financing activities:
Proceeds from options and warrants exercised	32,476	171,218
Repayments of leasehold improvement debt	(7,486)	(6,913)

Net cash provided by financing activities	24,990	164,305

Net decrease in cash	(2,317,390)	(5,627,508)

Cash and cash equivalents at beginning of period	7,775,593	7,521,071

Cash and cash equivalents at end of period	$5,458,203	$1,893,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Incurred patent expenditures contained in accrued expenses	$41,320	$17,000

Change in fair value of warrant liability	$3,000,000	$—

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the six and three month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (EITF 07-1). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements. EITF 07-1 is applicable to the arrangement we have entered into regarding development and commercialization of the company’s drug candidate, ASONEP. EITF 07-1 was effective for us beginning on January 1, 2009. The adoption of EITF 07-1 did not have a significant impact on our consolidated results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events, to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual financial periods ending after June 15, 2009. Adoption of this statement does not have a material impact on the Company.

On July 1, 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (the GAAP hierarchy). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. The Company is evaluating the impact of the Codification and will conform to the new guidance of the Codification references in its third quarter Form 10-Q.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. In the six months ended June 30, 2009 Lpath incurred an operating loss and utilized net cash in operating activities of $323,642 and $2,055,719, respectively. In the year ended December 31, 2008 the company incurred an operating loss and utilized net cash in operating activities of $11,735,235 and $6,192,041, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2009 the company expects to continue to incur cash losses from operations. While the company had cash totaling $5,458,203 as of June 30, 2009, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume an additional $6 to $10 million in 2009. We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck KgaA (“Merck”) will be sufficient to meet Lpath’s projected operating requirements at least through 2009. Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital to finance our research and development activities into 2010. In the event we need to raise additional capital, we would:

1.	Pursue additional fund raising activities from both existing and potential new investors.

2.	Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

3.	Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 3 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Research and development	$91,472	$617,889	$142,524	$12,457
General and administrative	537,014	1,236,584	296,594	305,860

Total share-based compensation expense	$628,486	$1,854,473	$439,118	$318,317

As of June 30, 2009 there was a total of $1.9 million unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted-average period of 2.3 years. Because of its net operating losses, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2009 and 2008.

Note 4 – WARRANTS

Lpath adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5 affected the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The company determined that the following warrants contained such provisions, and therefore pursuant to the criteria of EITF 07-5, they were not indexed to the company’s own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share
April – June 2012	8,017,951	$1.04
August 2013	1,940,490	$1.25

In accordance with EITF 07-5, the company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $3,200,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The company recorded other expense of $3,000,000 and $3,800,000 for the six and three month periods ended June 30, 2009, respectively, to record the liabilities associated with these warrants at their respective fair values.

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

Recurring Fair Value Estimates

The company’s recurring fair value measurements at June 30, 2009 were as follows:

	Fair Value as of June 30, 2009	in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized gains (losses) during the six months ended June 30, 2009
Liabilities:
Warrants expiring April - June 2012	$7,300,000	$—	$—	$7,300,000	$(2,400,000)

Warrants expiring August 2013	2,000,000	—	—	2,000,000	(600,000)

	$9,300,000	$—	$—	$9,300,000	$(3,000,000)

The unrealized losses for the six and three months ended June 30, 2009 are included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the six months ended June 30, 2009 for all financial assets and liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Balance as of January 1, 2009	$6,300,000
Increase in fair value of warrants	3,000,000

Balance as of June 30, 2009	$9,300,000

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

Note 6 – SUBSEQUENT EVENTS

Lpath has completed an evaluation of subsequent events through August 12, 2009, which is the issuance date of these condensed consolidated financial statements, and concluded no subsequent events have occurred that require recognition or disclosure.

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

Lpath has incurred significant net losses since its inception. As of June 30, 2009, Lpath had an accumulated deficit of approximately $39.8 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates.

Results of Operations

Comparison of the Six Months Ended June 30, 2009 and June 30, 2008

Grant and Royalty Revenue. Grant and royalty revenue for the six-month period ended June 30, 2009 was $447,000 compared to $474,000 for the six-month period ended June 30, 2008. The decrease of $27,000 reflects the winding down of work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2008 and work that began on a grant awarded in June 2009.

Research and development revenue under collaborative agreement. In the first half of 2009, work continued as planned on the collaborative research and development agreement with Merck KgaA, (“Merck”). We received research and development funding of $3,000,000 and recognized $2,000,000 of revenue related to the $4,000,000 upfront licensing fee received in November 2008.

Research and Development Expenses. Research and development expenses decreased from $5,643,000 for the first half of 2008 to $3,682,000 for the first half of 2009, a decrease of $1,961,000. Outside services, consulting, and lab supplies expenses decreased by $1,763,000 in 2009 due to significant costs incurred in the first half of 2008 to manufacture drug supplies to be used in clinical trials. Employee compensation and benefits expense increased by $337,000 in 2009 compared to 2008. The increase is due principally to severance costs related to the departure of a senior research and development executive, additional staffing, and merit pay increases implemented in 2009. Stock-based compensation charges decreased by $526,000 due principally to two factors: (1) the average market value of Lpath’s common stock was relatively low during the six months ended June 30, 2009 compared to 2008 (Lpath’s stock price is a key factor in the calculation of stock-based compensation expense for outside consultants), and (2) adjustments for forfeited restricted stock units.

General and Administrative Expenses. General and administrative expenses were $2,088,000 for the six-month period ended June 30, 2009 compared to $2,420,000 for the same period in 2008, a decrease of $332,000. Stock compensation expense decreased by $700,000 in 2009. This decrease is due principally to the decline in Lpath’s stock price compared to 2008 and cliff vesting of restricted stock units that occurred in 2008. Employee compensation and benefits expenses increased in 2009 compared to 2008 by $214,000 due to increased staffing and merit increases in pay rates. Outside services, including legal, accounting, consulting, and fees to non-management directors, increased in aggregate by $130,000 in 2009.

Other Income (Expense), net. Other income (expense) netted to $37,000 of expense for the six months ended June 30, 2009 compared to $78,000 of income for the six months ended June 30, 2008, a decrease of $115,000. This net change is principally comprised of two elements: (1) interest income decreased by $45,000 in the first half of 2009 as compared to the same period in 2008 as a result of lower prevailing interest rates; and (2) Lpath recognized a foreign currency loss of $60,000 during the six months ended June 30, 2009 due to an increase in the U. K. Pound exchange rate used to translate the carrying amount of the company’s accrued liability related to a license agreement with a company located in the U. K.

Change in fair value of warrants. As discussed in the notes to the financial statements, Lpath implemented EITF 07-5 effective January 1, 2009. As required by EITF 07-5, changes in the fair value of the warrant liability are to be reflected in the statement of operations each reporting period. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 90%. As such, we expect future changes in the fair value of the warrants to vary significantly from quarter to quarter. Management cautions that the $3,000,000 increase in fair value of the warrants, and corresponding charge to the results of operations, recognized during the six months ended June 30, 2009, and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Three Months Ended June 30, 2009 and June 30, 2008

Grant and Royalty Revenue. Grant and royalty revenue for the three-month period ended June 30, 2009 was $269,000 compared to $462,000 for the three-month period ended June 30, 2008. The decrease of $193,000 reflects the winding down of work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2008 and the beginning of performance on an NIH grant awarded in June 2009.

Research and development revenue under collaborative agreement. During the second quarter of 2009, work continued as planned on the collaborative research and development agreement with Merck KgaA, (“Merck”). We received research and development funding of $1,500,000 and recognized $1,000,000 of revenue related to the $4,000,000 upfront licensing fee received in November 2008.

Research and Development Expenses. Research and development expenses decreased from $2,039,000 for the second quarter of 2008 to $1,765,000 for the second quarter of 2009, a decrease of $274,000. Outside services, consulting, and lab supplies expenses decreased by $472,000 in 2009 due to significant costs incurred in the second quarter of 2008 to manufacture drug supplies to be used in clinical trials. Employee compensation and benefits expense increased by $80,000 in 2009 compared to 2008. The increase is due principally to staffing and merit pay increases implemented in 2009. Stock-based compensation charges increased by $130,000 in 2009 due principally to Lpath’s higher stock price at June 30, 2009 ($1.42) compared to the price at June 30, 2008 ($1.23).

General and Administrative Expenses. General and administrative expenses were $1,068,000 for the quarter ended June 30, 2009 compared to $875,000 for the same period in 2008, an increase of $193,000. Employee compensation and benefits expenses increased in 2009 compared to 2008 by $151,000 due to increased staffing and merit increases in pay rates. Outside services, including legal, accounting, consulting, and fees to non-management directors, increased in aggregate by $43,000 in 2009.

Other Income (Expense), net. Other income (expense) netted to $62,000 of expense for the three months ended June 30, 2009 compared to $19,000 of income for the three months ended June 30, 2008, a decrease of $81,000. Interest income decreased by $11,000 in 2009 as a result of lower interest rates that prevailed in 2009. Lpath recognized a foreign currency loss of $68,000 during the quarter ended June 30, 2009 due to an increase, during the quarter, in the exchange rate for the U.K. Pound used to translate the carrying amount of the company’s accrued liability related to a license agreement with a company located in the U. K.

Change in fair value of warrants. The company recorded other expense of $3,700,000 for the three month period ended June 30, 2009 to record the increase in fair value of outstanding warrants. This increase in fair value was driven principally by the increase in Lpath’s stock price from $0.94 at March 31, 2009 to $1.42 at June 30, 2009.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities. Through June 30, 2009 Lpath had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008 Lpath began to receive substantial funding from a research and development arrangment with Merck. Through June 30, 2009 Lpath had received $8,000,000 from this collaborative research and development agreement. As of June 30, 2009, Lpath had cash and cash equivalents totaling $5,458,000.

During the six months ended June 30, 2009 we used net cash of $2,056,000 for operating activities compared to $5,732,000 in the six months ended June 30, 2008. The $3,676,000 decrease in net cash used in operating activities was driven primarily by the receipt of $3,000,000 from Merck in connection with our collaborative research and development agreement. Net cash used in investing activities during the six months ended June 30, 2009 was $287,000 compared to $60,000 during the same period in 2008. Of the amount used for investing activities in 2009, $248,000 was invested in the prosecution of additional patents compared to $57,000 in 2008. In addition, 2009 acquisitions of equipment and leasehold improvements totaled $39,000 in 2009 compared to $3,000 in 2008.

Net cash provided from financing activities during the six-month period ended June 30, 2009 totaled approximately $25,000 compared to $164,000 in the first six months of 2008.

During 2009 the company expects to continue to incur cash losses from operations. While the company had cash totaling $5,458,203 as of June 30, 2009, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume an additional $6 to $10 million in 2009. We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s projected operating requirements at least through 2009. Although we believe work under the collaborative agreement with Merck is progressing as planned, there can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital to finance our research and development activities into 2010. Additional capital may be required to continue to fund the company’s research and development projects in 2009 and beyond. In the event we need to raise additional capital, we would:

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

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (the GAAP hierarchy). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. The Company is evaluating the impact of the Codification and will conform to the new guidance of the Codification references in its third quarter Form 10-Q.

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

Under the supervision of our principal executive officer and principal financial officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2009 we held our Annual Meeting of the Stockholders in San Diego, California. Matters voted upon were (1) election of directors and (2) ratification of LevitZacks as the Company’s independent auditors for the fiscal year ending December 31, 2009.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1. Election of Directors

Director	For	Against	Withheld
Jeffrey A. Ferrell	33,914,798	—	625,062
Charles A. Mathews	33,904,058	—	635,802
Scott R. Pancoast	33,908,798	—	631,062
Daniel H. Petree	33,914,798	—	625,062
Donald R. Swortwood	33,898,638	—	641,222

2. Ratification of Independent Auditors

For	Against	Abstain
34,530,911	8,949	—

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005.

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.4*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.5#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.6	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No.1 and No.2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).

10.6#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.7**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.

10.8**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.

10.9**	Form of Consultant Agreement between Lpath, Inc. and William Garland dated as of January 1, 2006.

10.10**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.

10.11	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.12	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.13

Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.14##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.15	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.16	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.17***	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

*	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference
#	Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference
**	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference
##	Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference
***	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: August 12, 2009	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal financial and accounting officer)