Form 10-Q
period 2009-09-30
LPATH, INC
filed 2009-11-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50344

LPATH, INC.

(Exact name of registrant as specified in its charter)

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

The number of shares of issuer’s outstanding Class A common stock as of November 12, 2009 was 53,004,263.

LPATH, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,453,278	$7,775,593
Accounts receivable	551,034	656,221
Prepaid expenses and other current assets	147,457	204,863

Total current assets	7,151,769	8,636,677

Equipment and leasehold improvements, net	270,516	285,218
Patents, net	832,543	462,785
Deposits and other assets	38,181	37,272

Total assets	$8,293,009	$9,421,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$487,715	$1,123,836
Accrued compensation	268,889	459,831
Accrued expenses	585,962	391,836
Deferred contract revenue	489,362	3,333,333
Deferred rent, current portion	55,530	51,130
Leasehold improvement debt, current portion	16,220	15,278

Total current liabilities	1,903,678	5,375,244

Deferred rent, long-term portion	7,976	49,990
Leasehold improvement debt, long-term portion	2,831	15,116
Long-term accrued liabilities	—	411,802
Warrants	4,400,000	—

Total liabilities	6,314,485	5,852,152

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 52,966,138 and 52,657,911 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	52,966	52,657
Additional paid-in capital	34,327,845	43,144,945
Accumulated deficit	(32,402,287)	(39,627,802)

Total stockholders’ equity	1,978,524	3,569,800

Total liabilities and stockholders’ equity	$8,293,009	$9,421,952

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Grant and royalty revenue	$998,367	$905,198	$551,034	$430,484
Research and development revenue under collaborative agreement	9,343,971	—	4,343,971	—

Total revenues	10,342,338	905,198	4,895,005	430,484

Expenses:
Research and development	5,382,133	7,390,689	1,699,145	1,747,300
General and administrative	2,822,309	3,343,870	734,322	923,594

Total expenses	8,204,442	10,734,559	2,433,467	2,670,894

Income (loss) from operations	2,137,896	(9,829,361)	2,461,538	(2,240,410)

Other income (expense), net	(12,381)	154,576	24,870	76,788
Change in fair value of warrants	1,900,000	—	4,900,000	—

Total other income (expense)	1,887,619	154,576	4,924,870	76,788

Net income (loss)	$4,025,515	$(9,674,785)	$7,386,408	$(2,163,622)

Earnings (loss) per share
Basic	$0.07	$(0.21)	$0.14	$(0.04)
Diluted	$0.07	$(0.21)	$0.13	$(0.04)

Weighted average shares outstanding used in the calculation
Basic	54,350,549	46,537,324	54,348,769	49,137,774
Diluted	56,638,516	46,537,324	57,269,169	49,137,774

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,025,515	$(9,674,785)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	648,066	1,996,657
Change in fair value of warrants	(1,900,000)	—
Depreciation and amortization	121,611	175,984
Deferred rent expense	(37,614)	(33,343)
Foreign currency exchange (gain) loss	43,370	(66,942)
Changes in operating assets and liabilities:
Accounts receivable	105,187	(370,107)
Prepaid expenses and other current assets	57,406	74,118
Accounts payable and accrued expenses	(1,088,109)	(227,568)
Deferred contract revenue	(2,843,971)	—
Deposits and other assets	(909)	2,425

Net cash used in operating activities	(869,448)	(8,123,561)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(99,409)	(3,112)
Patent expenditures	(377,258)	(60,683)

Net cash used in investing activities	(476,667)	(63,795)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	6,369,070
Proceeds from options and warrants exercised	35,143	211,478
Repayments of leasehold improvement debt	(11,343)	(10,474)

Net cash provided by financing activities	23,800	6,570,074

Net decrease in cash	(1,322,315)	(1,617,282)

Cash and cash equivalents at beginning of period	7,775,593	7,521,071

Cash and cash equivalents at end of period	$6,453,278	$5,903,789

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(1,900,000)	$—

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2008 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the nine and three month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of the financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications of 2008 amounts have been made to conform to 2009 presentation.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. There was no impact of Lpath’s compliance with the Codification on its financial statements and related disclosures.

In October 2009, the FASB issued Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. Accounting Standards Update No. 2009-13 amends Subtopic 605-25 to provide new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of September 30, 2009, management believes that Lpath’s existing cash and expected funding under its collaborative research and development agreement with Merck KgaA (“Merck”) will be sufficient to meet its planned operating requirements at least through September 2010. There can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck cancels its agreement with Lpath, it would need to seek additional sources of capital. The company expects to continue to incur cash losses from operations throughout 2009 and 2010. The cost of Lpath’s ongoing drug discovery and development efforts, including general and administrative expenses are expected to consume between $10 and $15 million in 2010. Additional capital may be required to continue to fund the company’s research and development projects in 2010 and beyond. In the event Lpath needs to raise additional capital, it would:

1.	Pursue additional fund raising activities from both existing and potential new investors.

2.	Explore cash generating opportunities from strategic alliances, including licensing portions of its technology or entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

3.	Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 3 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In connection with its ASONEP license agreement with Merck, Lpath announced on August 24, 2009 that it had achieved one of four Phase 1 objectives established by Merck. As a result, Lpath received a non-refundable substantive milestone payment and recognized revenue of $2 million for having demonstrated commercially acceptable yields in its optimized fermentation process.

Lpath determined that the milestone is substantive because:

1.	The consideration earned from the achievement of the milestone was commensurate with Lpath’s efforts to achieve the milestone and with the enhancement of the value of ASONEP, which resulted from the specific outcome of the milestone.

2.	The consideration for the milestone relates solely to Lpath’s past performance and is reasonable relative to other deliverables and payment terms in the Merck agreement.

3.	At the inception of the collaborative agreement, there was substantial uncertainty regarding whether the specific manufacturing optimization goal of the milestone would be met.

On September 18, 2009, Lpath, Inc. and Merck entered into an amendment to the ASONEP license agreement. In the amendment, Merck formally notified Lpath that Merck had exercised its right to extend the decision deadline to take responsibility for the Phase 2 clinical trials. The parties agreed that such deadline is now June 27, 2010, two months later than previously allowed under the license agreement. Lpath will continue to receive the previously agreed upon monthly research and development funding from Merck until April 28, 2010.

The company accounts for the license agreement as a single unit of accounting. Revenue is recognized over the anticipated performance period using the straight-line method. The license agreement provides that under certain circumstances, Lpath will be obligated to partially reimburse Merck for a portion of its research and development costs related to ASONEP. If such costs are incurred in the future, they will be reflected in Lpath’s financial statements as research and development costs. As of September 30, 2009, Lpath had incurred no such costs. Because of the September 18, 2009 amendment, the anticipated performance period has been extended to June 27, 2010. As of September 30, 2009, Lpath had deferred revenue of $489,362 related principally to the upfront licensing fee received in October 2008.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Research and development	$81,468	$624,042	$(10,004)	$6,153
General and administrative	566,598	1,372,615	29,584	136,031

Total share-based compensation expense	$648,066	$1,996,657	$19,580	$142,184

As of September 30, 2009 there was a total of $1.6 million unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.2 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2009 and 2008.

Note 5 – FAIR VALUE MEASUREMENTS

The company measures fair value in accordance with the applicable accounting standards in the FASB Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Estimates

The company’s recurring fair value measurements at September 30, 2009 were as follows:

	Fair Value as of September 30, 2009	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Nine Months Ended September 30, 2009
Liabilities:
Warrants expiring April - June 2012	$3,500,000	$—	$—	$3,500,000	$1,400,000

Warrants expiring August 2013	900,000	—	—	900,000	500,000

	$4,400,000	$—	$—	$4,400,000	$1,900,000

The unrealized gains for the nine and three months ended September 30, 2009 are included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the nine months ended September 30, 2009 for all financial assets and liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2009	$6,300,000
Decrease in fair value of warrants	(1,900,000)

Warrant liability as of September 30, 2009	$4,400,000

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

Note 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$4,025,515	$(9,674,785)	$3,459,521	$(2,163,622)

Weighted average number of shares used in basic earnings (loss) per share	54,350,549	46,537,324	54,348,769	49,137,774
Additional dilutive shares from the assumed exercise of outstanding:
Options	1,456,156	—	1,623,305	—
Restricted stock units	214,909	—	306,159	—
Warrants	616,902	—	990,936	—

Weighted average number of shares used in diluted earnings (loss) per share	56,638,516	46,537,324	57,269,169	49,137,774

Options to purchase 414,700 shares of common stock, warrants to purchase 15,339,138 shares of common stock, and 645,748 restricted stock units were outstanding during the quarter ended September 30, 2009 but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. Options to purchase 3,830,009 shares of common stock, warrants to purchase 16,433,466 shares of common stock, and 2,233,425 restricted stock units were outstanding during the quarter ended September 30, 2008 but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

Note 7 – SUBSEQUENT EVENTS

Lpath has completed an evaluation of subsequent events through November 12, 2009, which is the issuance date of these condensed consolidated financial statements, and concluded no subsequent events have occurred that require recognition or disclosure.

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

Overview

Lpath, Inc. (“Lpath” or “the company”) is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. Our lead product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (“S1P”). ASONEP is currently in Phase 1 clinical trials and holds promise for the treatment of cancer, multiple sclerosis, and other diseases. A second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody), has recently completed Phase 1 clinical trials, in which it was well tolerated and no drug-related serious adverse events were reported. In preclinical studies iSONEP demonstrated positive results in various models of human ocular disease, including age-related macular degeneration, retinopathy, and glaucoma. Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has been long recognized as a valid disease target. Lpath’s unique ability to generate novel antibodies against bioactive lipids is based on its ImmuneY2™ technology, a series of proprietary processes developed by the company. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

Lpath has incurred significant net losses since its inception. As of September 30, 2009, Lpath had an accumulated deficit of approximately $32.4 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates. Such losses would be mitigated or offset if, (i) after the initial development period, Merck KgaA, (“Merck”) elects to accept responsibility and related expenses for further development of ASONEP, (ii) we enter into additional licensing agreements, or (iii) obtain significant other sources of income,

Results of Operations

Comparison of the Nine Months Ended September 30, 2009 and September 30, 2008

Grant and Royalty Revenue. Grant and royalty revenue for the nine-month period ended September 30, 2009 was $998,000 compared to $905,000 for the nine-month period ended September 30, 2008. The increase of $93,000 reflects work on three new grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009.

Research and Development Revenue Under Collaborative Agreement. During the three quarters ended September 30, 2009, work continued under the terms of the collaborative research and development agreement with Merck. We received research and development funding of $4,500,000 and a milestone payment of $2,000,000. We recognized revenue related to the Merck agreement totaling $9,344,000, including $2,000,000 related to the milestone achievement and $7,344,000 from monthly research and development funding and a portion of the deferred revenue associated with the upfront payment received in November 2008. As described in Note 2 to the financial statements, Lpath and Merck amended the agreement on September 18, 2009 to extend the initial development period to June 27, 2010, two months later than previously allowed under the license agreement.

Research and Development Expenses. Research and development expenses decreased from $7,391,000 for the first three quarters of 2008 to $5,382,000 for the comparable period of 2009, a decrease of $2,009,000. Outside services, consulting, and lab supplies expenses decreased by $1,937,000 in 2009 due to significant costs incurred in 2008 to manufacture drug supplies and other expenses associated with the initiation of Phase 1 clinical trials for ASONEP and iSONEP. Employee compensation and benefits expense increased by $494,000 in 2009 compared to 2008. The increase is due principally to severance costs related to the departure of a senior research and development executive incurred in the first quarter of 2009, additions to our research and development staff in the fourth quarter of 2008, and merit pay increases implemented in 2009. Stock-based compensation charges decreased by $543,000 due principally to two factors: (1) the average market value of Lpath’s common stock was relatively low during the nine months ended September 30, 2009 compared to 2008 (Lpath’s stock price is a key factor in the calculation of stock-based compensation expense for outside consultants), and (2) adjustments for forfeited restricted stock units.

General and Administrative Expenses. General and administrative expenses were $2,822,000 for the nine-month period ended September 30, 2009 compared to $3,344,000 for the same period in 2008, a decrease of $522,000. Stock compensation expense decreased by $806,000 in 2009. This decrease is due principally to the decline in Lpath’s stock price compared to 2008 and cliff vesting of restricted stock units that occurred in 2008. Employee compensation and benefits expenses increased in 2009 compared to 2008 by $256,000 due to increased staffing and merit increases.

Other Income (Expense), net. Other income (expense) netted to $12,000 of expense for the nine months ended September 30, 2009 compared to $155,000 of income for the nine months ended September 30, 2008, a decrease of $167,000. This net change is principally comprised of two elements: (1) interest income decreased by $59,000 in 2009 as compared to the same period in 2008 as a result of lower prevailing interest rates; and (2) Lpath recognized a foreign currency loss of $43,000 in 2009 compared to a gain of $67,000 in 2008 due to fluctuations in the exchange rate used to translate the carrying amount of the company’s accrued liability related to a license agreement obligating the company to make payments in Pounds Sterling.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 90%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1,900,000 decrease in fair value of the warrants, and corresponding credit to the results of operations, recognized during the nine months ended September 30, 2009, and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

Grant and Royalty Revenue. Grant and royalty revenue for the three-month period ended September 30, 2009 was $551,000 compared to $430,000 for the three-month period ended September 30, 2008. The increase of $121,000 reflects work on three new grants awarded to Lpath by the NIH in 2009.

Research and Development Revenue Under Collaborative Agreement. During the third quarter of 2009, work continued under the terms of the collaborative research and development agreement with Merck. We received research and development funding of $1,500,000 and a milestone payment of $2,000,000. We recognized $2,000,000 of revenue related to the milestone payment and $2,344,000 related to monthly research and development funding and amortization of the upfront licensing fee received in November 2008.

Research and Development Expenses. Research and development expenses decreased from $1,747,000 for the third quarter of 2008 to $1,699,000 for the third quarter of 2009, a decrease of $48,000. Outside services, consulting, and lab supplies expenses decreased by $174,000 in 2009 due to significant costs incurred in the third quarter of 2008 to support two Phase 1 clinical trials. Employee compensation and benefits expense increased by $157,000 in 2009 compared to 2008. The increase is due principally to staffing and merit pay increases implemented in 2009. Stock-based compensation charges decreased by $16,000 in 2009 due principally to Lpath’s lower stock price at September 30, 2009 ($0.84) compared to the price at September 30, 2008 ($0.96).

General and Administrative Expenses. General and administrative expenses were $734,000 for the quarter ended September 30, 2009 compared to $924,000 for the same period in 2008, a decrease of $190,000. Employee compensation and benefits expenses increased in 2009 compared to 2008 by $42,000 due to increased staffing and merit increases in pay rates. Outside services, including legal, accounting, consulting, and fees to non-management directors, decreased in aggregate by $124,000 in 2009 due principally to the fact that unusually high legal fees were incurred in 2008 to support the negotiation of the collaboration with Merck.

Other Income (Expense), net. Other income was $25,000 for the three months ended September 30, 2009 compared to $77,000 for the three months ended September 30, 2008, a decrease of $52,000. Interest income decreased by $13,000 in 2009 as a result of lower interest rates that prevailed in 2009. Lpath recognized foreign currency gains of $17,000 and $65,000 during the quarters ended September 30, 2009 and 2008, respectively, due to decreases during the quarter in the exchange rate used to translate the carrying amount of the company’s accrued liability related to a license agreement obligating the company to make payments in Pounds Sterling.

Change in Fair Value of Warrants. The company recorded other income of $4,900,000 for the three month period ended September 30, 2009 to record the decrease in fair value of outstanding warrants. This decrease in fair value was driven principally by the decrease in Lpath’s stock price from $1.42 at June 30, 2009 to $0.84 at September 30, 2009.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities. Through September 30, 2009, Lpath had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008, Lpath began to receive substantial funding from a research and development arrangement with Merck. Through September 30, 2009, Lpath had received $11,500,000 from this collaborative research and development agreement. As of September 30, 2009, Lpath had cash and cash equivalents totaling $6,453,000.

During the nine months ended September 30, 2009, we used net cash of $869,000 for operating activities compared to $8,124,000 in the nine months ended September 30, 2008. The $7,237,000 decrease in net cash used in operating activities in 2009 was driven primarily by the receipt of $6,500,000 from Merck in connection with our collaborative research and development agreement and lower levels of research and development spending. Net cash used in investing activities during the nine months ended September 30, 2009 was $477,000 compared to $64,000 during the same period in 2008. Of the amount used for investing activities in 2009, $377,000 was invested in the prosecution of additional patents compared to $61,000 in 2008. In addition, 2009 acquisitions of equipment and leasehold improvements totaled $99,000 in 2009 compared to $3,000 in 2008.

Net cash provided from financing activities during the nine-month period ended September 30, 2009 totaled approximately $24,000 compared to $6,570,000 in the first nine months of 2008. In 2008, we realized $6,370,000 from the sale of common stock and warrants.

We believe that our existing cash and expected funding under Lpath’s collaborative research and development agreement with Merck will be sufficient to meet Lpath’s planned operating requirements at least through September 2010. There can be no assurance that Merck will not cancel the agreement before the conclusion of the initial development period. In the event that Merck cancels its agreement with us, we would need to seek additional sources of capital. We expect to continue to incur cash losses from operations throughout 2009 and 2010. The cost of our ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $10 and $15 million in 2010. Additional capital may be required to continue to fund the company’s research and development projects in 2010 and beyond. In the event we need to raise additional capital, we would:

1.	Pursue additional fund raising activities from both existing and potential new investors.

2.	Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights to one or more of its drug discovery or development programs, or to specific indications within those programs, and receive infusions of cash in the short-term, and potentially in the long-term as well.

3.	Continue to seek additional research grants from the NIH or other sources.

Critical Accounting Policies, Estimates, and Judgments

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

Recent Accounting Pronouncements

On July 1, 2009, the Financial Standards Accounting Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. There was no impact of the Codification on Lpath’s financial statements and related disclosures.

In October 2009, The FASB issued Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. Accounting Standards Update No. 2009-13 amends Subtopic 605-25 to provide new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and our principal financial officer, cannot be certain that our disclosure controls and procedures or our internal controls will prevent all instances of errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

10.14##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.15	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.16	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.17***	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.18	Amendment No. 1 dated September 18, 2009 to the License Agreement dated October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

*	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference
#	Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference
**	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference
##	Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference
***	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: November 12, 2009	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal executive officer)

/s/ Gary J.G. Atkinson,
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal financial and accounting officer)