Form 10-K
period 2009-12-31
LPATH, INC
filed 2010-03-29
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $1.42 as reported on the Over-the-Counter Bulletin Board on June 30, 2009 is $29,928,367. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 25, 2010, there were 53,036,434 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2010 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2010 annual meeting of stockholders is scheduled to be held on June 30, 2010. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 31, 2009.

LPATH, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the trading of our common stock; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in Item 1A of this report under the heading “Risk Factors,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: obtain substantial additional funds, obtain and maintain all necessary patents or licenses, demonstrate the safety and efficacy of product candidates at each stage of development, meet applicable regulatory standards and receive required regulatory approvals, meet obligations and required milestones under agreements, be capable of manufacturing and distributing products in commercial quantities at reasonable costs, compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate and our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

ii

PART I

ITEM 1.	BUSINESS

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutics, an emerging field of medical science whereby bioactive lipids are targeted to treat human diseases.

ASONEP

Our lead product candidate, ASONEP™, is the systemic formulation of Sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested as a treatment for cancer.

In the Phase 1 trial, ASONEP was well tolerated at dose-levels ranging from 1 mg/kg to 24 mg/kg. Other than minor infusion-related reactions observed at the highest dose of 24 mg/kg, ASONEP was equally well tolerated across all doses that were tested. More than half the patients that completed the initial four-treatment evaluation period showed stable disease. Durable stable disease was observed in several patients. Based on ASONEP’s safety profile including the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted. We are now in the process of determining the appropriate Phase 2 strategy and protocol, as well as completing other tasks required to move ASONEP into Phase 2 clinical trials.

In 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KgaA, (“Merck”), as amended in September 2009, pursuant to which Merck has agreed to collaborate, through its Merck-Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program.

iSONEP

Our second product candidate is iSONEP™, the ocular formulation of Sonepcizumab. iSONEP is administered by intravitreal injection, and has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability. This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“wet AMD”) and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy, dry AMD, and glaucoma-related surgery.

In 2009, we completed a Phase 1 clinical trial in which iSONEP was tested as a treatment for wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. Positive biological effects were also observed in an encouraging number of patients in this clinical study, the most common being regression in choroidal neovascularization (CNV), which is the underlying cause of the disease that eventually leads to degeneration of the macula. Most of these positive effects appear to be largely independent of the effects seen when patients undergo treatment with the drugs which are the predominant market leaders for the treatment of wet AMD. We are currently planning to begin the iSONEP Phase 2 trials in late 2010 to further investigate the biological effects observed in the Phase 1 trial.

Other Drug Discovery and Development Programs

Lpathomab™, our third product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have two lead humanized mAbs that inhibit LPA. These mAbs are being tested against each other in various models of human disease to determine which of these could be most likely to succeed in human clinical trials. The target date to begin testing Lpathomab in human clinical trials is in 2011.

We believe we are the only company to have developed functional therapeutic monoclonal antibodies against any bioactive lipid of which there are estimated to be 1,000 or more. We produced these unique antibodies using our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the ImmuneY2 process to other bioactive lipids that are validated targets for disease treatment, thereby expanding our potential pipeline of novel monoclonal antibody-based drug candidates.

We have a strong intellectual-property position in the bioactive-lipid area, with over 35 issued or pending patents in the United States, with comparable intellectual-property coverage in major foreign countries. Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date include the M.D. Anderson Cancer Center, Johns Hopkins University, Harvard Medical School, the University of Florida College of Medicine, San Diego State University, the French National Centre for Scientific Research and the University of Melbourne, Australia.

The Emergence of Lipidomics

For many years the drug-development industry has been fundamentally protein-centric, and most drugs on the market (and almost all drug candidates in clinical trials) target proteins. The recognition among medical researchers that bioactive lipids play key roles in disease is a relatively recent development. “Although the concept of ‘bioactive lipids’ has been decades in the making, it has only started to gain traction in the past 20 years, and promises to occupy centre-stage in cell biology research in the twenty-first century.” (Nature Reviews, February 2008)

In an article published in 2006, the British Journal of Cancer described the emergence of lipidomics in drug discovery:

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

It has been recognized that alterations in lipid metabolism can lead to cancer, cardiovascular disease, diabetes, neurodegenerative disorders, immune function, pain, mental disorders, and inflammation. (British Journal of Cancer, October 2006).

We believe that we are the leader in developing lipidomic-based therapeutics and humanizing related mAbs. This emerging field of medical science involves two areas of expertise:

1.	An understanding of the role of bioactive lipids in their respective signaling systems so that potentially important targets can be identified: The study of lipidomics is complex, as bioactive lipids have a molecular weight significantly lower than proteins and, unlike proteins, are not water-soluble. As such, many of the measurement and analytical tools that exist in the protein-centric pharmaceutical industry are not effective when dealing with bioactive lipids. Because of our long-standing focus on bioactive lipids as targets for human disease, we are one of the few companies that have developed the expertise and assays to address the unique challenges of lipidomics.

2.	The ability to inhibit the identified bioactive-lipid targets: Bioactive lipids are difficult to inhibit for the same reasons that make them difficult to study—they are extremely small and they are not water-soluble. As such, many companies have tried to generate monoclonal antibodies that inhibit the functional activity of bioactive lipids, only to have failed. We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P or LPA. This capability is based on our proprietary ImmuneY2 technology.

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status
ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer – various tumor types Multiple sclerosis (“MS”)	Phase 1 completed, and planning for Phase 2. Demonstrated in vivo efficacy in validated models of MS.

iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD Other retinal diseases	Phase 2 expected to begin in late 2010. Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Cancer Neuropathic pain Fibrosis	Antibody humanization completed for 2 lead antibodies. Clinical candidate selection in process. Phase 1 clinical trial targeted to begin in 2011.

		Fibrotic ocular diseases	See above.

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

ASONEP acts as a molecular sponge to selectively absorb the tumorigenic agent S1P from blood and from tissues that tumors rely upon. The drug candidate has demonstrated efficacy in preclinical models of several types of human cancers. In addition, the safety profile of ASONEP was extremely favorable throughout a Phase 1 clinical trial as well as in a wide variety of preclinical studies at multiples of anticipated human exposure.

We believe ASONEP may be effective in reducing the four major processes of cancer progression: tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death. The other mAbs on the market or in clinical trials of which we are aware generally inhibit only one or two tumor-promoting effects in a broad range of cancers. As such, we believe that ASONEP may have a comparative advantage over other therapeutic antibody approaches for cancer.

Other potential advantages of ASONEP, which are generally related to our unique approach of targeting bioactive lipids (whereas most therapeutic mAbs on the market and in clinical trials are directed against protein targets), include the following:

a)	ASONEP’s preclinical data may be more predictive of success in the clinic than typical protein-targeted drug candidates. Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans), which is not the case for protein targets. This possibly provides for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human applications.

b)	Cancer cells (and other pathogenic cell types) may not as easily “escape therapy” by mutating around the therapy. When the target is a protein, cancerous cells can “escape therapy” by mutating around the therapy; they do this either (i) through a form of natural selection, by “selecting” the isoform of the protein that the drug has least efficacy against, or (ii) by making a new version of the protein that the drug is less effective against (and cancer cells have already proven to be highly likely to mutate). S1P, on the other hand, has no isoforms (or splice variants) so the natural selection process described above cannot occur. In addition, the second approach described above is highly unlikely to occur because cells are programmed to produce proteins and not lipids,
c)	Antibodies that bind to lipids may be able to attain certain efficiencies and potencies that protein-targeted antibodies cannot attain. A typical antibody usually binds and inhibits one (in some cases, two) protein targets. Lipids are so small, by contrast, that each antibody can bind and inhibit two or more such lipid molecules, providing certain efficacies and potencies that typical antibodies cannot attain.
d)	ASONEP has greater binding affinity than other antibodies. The affinity of ASONEP (i.e., the “strength” of binding to its target, S1P) is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

ASONEP has demonstrated favorable results in disease models for clinical indications other than cancer. In a recent preclinical study conducted at Harvard Medical School using ASONEP in an Experimental Autoimmune Encephalomyelitis (EAE) model of Multiple Sclerosis, ASONEP performed favorably compared against FTY720, a Novartis compound currently undergoing a Phase 3 clinical trial in Multiple Sclerosis. Further studies of ASONEP as a possible treatment for Multiple Sclerosis are planned to fully assess its potential for this indication.

In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested in patients having cancer. The trial met its primary endpoint of identifying safe dose levels for investigation in the Phase 2 setting. ASONEP was well tolerated at all dose-levels, ranging from 1 mg/kg to 24 mg/kg. In the dose-escalation phase of the study, three evaluable patients were treated per dose level, with each one receiving four intravenous treatments during the initial evaluation period (generally on days 1, 15, 22, and 29). Patients could continue ASONEP treatment after this initial evaluation period as long as the patient’s disease did not progress. The study also included an extension phase, where six additional patients were dosed at the highest dose (24 mg/kg) using the same dosing guidelines described above.

More than half the patients that completed the initial four-treatment evaluation period showed stable disease. Durable stable disease was observed in several patients. The test results offer considerable flexibility with dose level in future studies because , ASONEP was equally well tolerated across all doses that were tested, other than minor infusion-related reactions observed at the highest dose of 24 mg/kg. Based on ASONEP’s safety profile together with the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP in Phase 2 clinical trials is warranted.

In October 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KgaA, (“Merck”), as amended in September 2009, pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program.

iSONEP

iSONEP is the ocular formulation of sonepcizumab; as such, it is also a mAb against the bioactive lipid S1P. Just as ASONEP demonstrated a robust anti-angiogenic mechanism on a systemic basis, iSONEP has demonstrated promising anti-angiogenic results in various eye models of wet AMD, as performed by Dr. Maria Grant (University of Florida) and Dr. Peter Campochiaro (Johns Hopkins University). Moreover, Dr. Peter Campochiaro also demonstrated that iSONEP has strong anti-vascular permeability effects in the eye, as well as promising anti-inflammatory properties. Studies that we performed in-house suggest iSONEP also may have anti-fibrotic effects.

In 2009, we completed a Phase 1 clinical trial in which iSONEP was tested as a treatment for wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. A positive biological effect was also observed in an encouraging number of patients in this clinical study.

The most significant benefit observed in the Phase 1 trial was a regression in choroidal neovascularization (CNV), which is the underlying cause of the disease that eventually leads to degeneration of the macula, the area of the retina responsible for central vision. Of the seven patients that had a baseline lesion that was considered by experienced ophthalmologists to be “large,” four experienced a reduction exceeding 5 mm2 and three experienced a reduction of greater than 75% — all with a single dose of iSONEP. This type of clinical benefit is not typical with other treatments, as the published data (Heier JS et al. Ophthalmology. 2006; 113:642e1-642.e4) suggest that, even with repeated Lucentis dosing, the total physical size of CNV lesion does not show much reduction.

Another distinctive benefit was the resolution of retinal pigmented epithelium (RPE) detachment, a potentially serious condition that is often a part of the pathology of wet AMD. Of two patients that were diagnosed with RPE detachment in the Phase 1 trial, both experienced complete or near-complete resolution of the condition — again, with only a single dose of iSONEP.

A key observation from the Phase 1 trial was that of the five patients that showed the strongest biological effect, all five had a component of occult-type CNV (either pure occult CNV or “minimally classic” CNV). Further, these five patients were the only ones in the Phase I study that were diagnosed with occult disease. In other words, all of the patients with a component of occult CNV exhibited a strong positive biological effect during the 30-45 days following a single injection of iSONEP. This correlation has significant implications for our Phase 2 study design.

Due to the small sample size, all biological effects described above can only be characterized as correlative at this time; no causal relationship has yet been established, statistically or otherwise.

The fact that these biological effects appear to be non-overlapping vis-à-vis those of the predominant market leaders, Lucentis® and Avastin®, may be significant. Wet AMD is characterized by the pathologic disruption of the retina, which is caused collectively by (i) new-blood-vessel growth in the choroid layer under the retina, (ii) sub-retinal fibrosis, (iii) general inflammation in the retinal area, and (iv) edema caused by new blood vessels that do not form perfectly and are thereby permeable (or leaky).

Lucentis and Avastin target the protein VEGF, a validated promoter of permeable and leaky blood vessels, and appear to exert most of their beneficial effect via an anti-permeability action that results in resolution of intra and sub-retinal edema. However, the actual CNV lesion does not typically regress.

In contrast, iSONEP has been shown in various animal models of disease not only to reduce blood-vessel growth and leakiness, but to significantly mitigate ocular fibrosis (Grant et al, Experimental Eye Research, August 2008) and to substantially reduce inflammation in the eye (Campochiaro et al., Journal of Cellular Physiology, October 2008). As such, iSONEP has the potential to be an effective wet AMD treatment that may offer significant advantages over exclusively anti-VEGF approaches. It may also act synergistically with them as a combination therapy to address the complex processes and multiple steps that ultimately lead to vision loss for wet AMD patients.

iSONEP’s non-overlapping effects relative to anti-VEGF therapeutics was predicted. As Campochiaro et al. state in Journal of Cellular Physiology, “Since S1P may have both independent and overlapping effects with VEGF, it is a particularly appealing target…There may be advantages to combined blockade of VEGF [Lucentis] and blockade of S1P [iSONEP].”

We are currently planning to begin the iSONEP Phase 2 trials in late 2010 to further investigate the biological effects observed in the Phase 1 trial.

The promising results of the Phase 1 clinical trial together with the preclinical studies suggest the following:

(i)

iSONEP may have comparative advantages over currently available treatments like Lucentis and Avastin (and soon-to-be-available treatments with similar mechanisms of action like Regeneron’s VEGF-Trap©). The loss of visual acuity associated with AMD is caused by a combination of all the factors mentioned above, yet Lucentis, Avastin, and the VEGF-Trap apparently fail to address inflammation and sub-retinal fibrosis. Thus, iSONEP may improve vision on a more-consistent basis across the patient population and may treat the multiple mechanisms that cause exudative-AMD-related vision loss. Such an agent might act as a monotherapy or an adjunct therapy to an anti-VEGF agent.

(ii)	iSONEP may be able to inhibit the vascular and extravascular components of ischemic retinopathies such as diabetic retinopathy and the dry form of AMD, both of which represent significant unmet medical needs.

(iii)	iSONEP might be efficacious in treating fibrotic-related disorders of the eye, including proliferative retinopathy, post glaucoma filtration surgery (trabeculectomy or valve implantation), and various anterior-segment diseases.

Lpathomab

Our drug discovery team, using our proprietary ImmuneY2 technology, was the first to generate functional mAbs against lysophosphatidic acid (“LPA”). LPA has long been recognized in the literature as a key factor in a variety of diseases. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain, and plays a key role in pulmonary fibrosis. Because of its potentially significant role in a number of diseases, including pain, fibrosis, and cancer, many other companies have tried, unsuccessfully, to create an antibody against LPA.

Late in 2008, in the ordinary course of evaluating the lead Lpathomab compound in various models of cancer and fibrosis, we determined that a second version of the anti-LPA antibody was also demonstrating strong levels of efficacy. As such, we have humanized and optimized this second candidate and are in the process of testing it head-to-head with the first anti-LPA antibody to determine which of the two drug candidates will move ahead into IND (“Investigational New Drug”) -enabling activities. Following selection of the strongest anti-LPA drug candidate, we plan to proceed with the activities required to file an IND with the U. S. Food and Drug Administration. The target date to begin testing Lpathomab in human clinical trials is in 2011.

Business Strategy

With our long-standing focus on bioactive lipids as targets for human disease, we have developed an expertise involving various tools and technologies that positions us as the clear leader in the emerging category of lipidomic-based therapeutics. We intend to leverage this expertise by using our proprietary ImmuneY2 drug-discovery engine to add novel bioactive-lipid-oriented product candidates to our therapeutic pipeline. In addition, we will consider licensing in technologies and compounds that further leverage our unique expertise and related intellectual property.

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

Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the incidence of the disease, nor has it significantly increased the survival rate or reduced the duration of treatment for most cancer patients. According to Cancer Statistics 2009, published by the American Cancer Society, there are still approximately 1.5 million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone. Thus, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat many forms of the disease remain elusive. Further, traditional therapeutic agents are commonly plagued with severe side effects. Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer. Among these new “innovative therapies” are gene therapy and therapeutic proteins such as mAbs, now including those against bioactive lipids.

The first mAb used clinicically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997. Since then, the sales level of this antibody has reached more than $5 billion per year. In addition, Genentech’s newer mAb, Avastin, is estimated to reach an annual sales level in excess of $5 billion by 2010. These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, more than 20 other mAbs have since been approved for marketing, including seven that are approved for cancer. The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity. For cancer alone, there are currently approximately 300 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics. In the face of this substantial competition, we are uniquely poised to use the advantages of antibody therapeutics against an entirely new class of promising targets — bioactive lipids.

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and well funded companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same signaling pathways, or patient or subject population. Therefore, our lead product, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than ours, for whatever reason, then our sales could be lower than that of competing products, if we are able to generate sales at all.

Collaborative Arrangement

As stated above, we entered into the Merck Agreement with Merck KgaA, pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with us to develop and commercialize ASONEP, our Phase 1 monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. Under the terms of the Merck Agreement, Merck paid us $5 million in 2008 and $8 million in 2009. These amounts included an up front license fee, a milestone payment, and ongoing research and development support.

In September, 2009, Merck elected, as permitted in the Merck Agreement, to extend the Initial Development Period (as defined in the Merck Agreement) to June 27, 2010. During the Initial Development Period in 2010, Merck will provide up to $2,000,000 in research and development funding. We may also earn additional milestone payments if certain clinical development objectives are achieved.

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program. Upon termination of the Agreement, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months, to Lpath’s next most advanced oncology drug candidate.

In-licensed Technology

Lonza Biologics PLC

In 2006, we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”). In the first agreement known as the “Research Evaluation Agreement”, Lonza granted us a non-exclusive license to use cell-line development technology owned by Lonza for research purposes. The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $48,000 based on current exchange rates). The license may be extended at our discretion for additional one-year periods. The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

Under the terms of the second license from Lonza, identified as the “License Agreement,” Lonza granted us a non-exclusive license, with rights to use and to and authorize sublicenses, to use Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

In 2005, we entered into a collaboration agreement with AERES Biomedical Limited (“AERES”) to “humanize” our sonepcizumab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying sonepcizumab antibodies originally generated in mice for potential human acceptance in a clinical trial. The expenses incurred under this contract totaled approximately $170,000 in 2005 and $664,000 in 2006. The work performed by AERES was successfully completed in 2006. We could owe certain contingent amounts when and if ASONEP or iSONEP passes through the various levels of the FDA drug-candidate-review and approval processes. In 2008, we paid AERES $150,000 for the first milestone payable under the agreement, which was triggered by the filing of the ASONEP IND. AERES will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of ASONEP or iSONEP.

DataMabs LLP

In 2007, we entered into a collaboration agreement with DataMabs LLP (“DataMabs”) to assist us in humanizing the Lpathomab monoclonal antibody. The expenses incurred to complete the work under this contract totaled $200,000 in 2007. The work performed by DataMabs was successfully completed in 2007, and we completed the humanization project in early 2008. We could owe certain contingent amounts when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes. DataMabs will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. Since 1997, we have created a broad and deep intellectual-property position in the lysolipid signaling area. We currently own or have exclusively licensed more than 35 issued or pending patents in the United States, with comparable coverage in major foreign countries. Seven issued or allowed patents provide ownership of anti-sphingolipid therapeutic antibodies as compositions of matter and methods to treat disease. Several patents provide claims on sphingolipids and sphingolipid receptors as targets to treat cardiovascular diseases, cancer, inflammation, angiogenesis, and various diagnostic and drug-screening applications. We have other proprietary reagents and some small-molecule inhibitors that are being tested in discovery-stage studies. In 2005, we purchased eight issued patents formerly assigned to Atairgin Technologies, Inc. and LPL Technologies, Inc. These patents cover compositions of matter and methods in the cancer diagnostics and therapeutics arenas relating to related lipid-signaling pathways.

Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all product manufacturing to contract manufacturers of clinical drug products that operate manufacturing facilities in compliance with current GMP. We will supervise these activities and may seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and other characteristics.

In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. (“Laureate”) for the production of ASONEP and iSONEP. Under the terms of the agreement, Laureate will perform cell-line development, cell-line optimization, and upstream and downstream process development, followed by GMP manufacture of the product for use in clinical trials. The agreement has been amended to extend the termination date from December 31, 2007 to December 31, 2010. We may terminate the agreement at any time in our discretion by giving Laureate 90 days prior written notice. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our product candidates (and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:

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

We are required to submit the results of our preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

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

•

Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

We cannot be certain that we will successfully initiate or complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or an Institutional Review Board may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, we also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the NDA.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2010, that fee is $1,405,500. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for our lead product ASONEP (or any other products we may develop, acquire, or in-license) on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

Any products manufactured or distributed by us pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon our third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions. We cannot be certain that our present or future subcontractors will be able to comply with these regulations and other FDA regulatory requirements.

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

Our product candidates are also subject to a variety of state laws and regulations in those states or localities where our lead product ASONEP (and any other products we may develop, acquire, or in-license) is manufactured or marketed. Any applicable state or local regulations may hinder our ability to market our lead product (and any other products we may develop, acquire, or in-license) in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Other Regulatory Requirements

The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of our product candidates, if they are ever approved for commercial marketing.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations now or in the future. We cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

Employees

As of March 12, 2010, we employed 19 individuals, of whom 10 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of March 5, 2010:

Name	Age	Position
Scott R. Pancoast	52	President and Chief Executive Officer
Roger A. Sabbadini, Ph.D.	63	Vice President, Chief Scientific Officer
Gary J.G. Atkinson	58	Vice President, Chief Financial Officer

Scott R. Pancoast

Chief Executive Officer, President, and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005 and as a Director of Lpath since 1998. Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (WSIC), a private San Diego venture capital fund. He has served as the CEO or interim CEO for six start-up companies, and has been a member of the board of directors for over 15 companies, including two public companies. During 2005 and 2006 Mr. Pancoast continued to serve as the Executive Vice President of WSIC, which is owned by two individuals who, as of December 31, 2006, were Lpath’s largest stockholders. Lpath was reimbursed by WSIC for the portion of his compensation and benefits corresponding to the time he devoted to WSIC matters. Effective December 31, 2006, Mr. Pancoast resigned from his position at WSIC. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President — Operations and Chief Financial Officer. He is a graduate of the Harvard Business School and the University of Virginia.

Roger A. Sabbadini, Ph.D.

Scientific Founder, Vice President, and Chief Scientific Officer

Dr. Sabbadini founded Lpath Therapeutics, Inc. in 1997 and has served as the Chief Scientific Officer since its inception. Dr. Sabbadini is professor emeritus of Biology at San Diego State University (SDSU), and is the founder of three biotechnology companies incubated out of San Diego State University. Dr. Sabbadini’s lab is focused on developing novel therapeutics for the treatment of sphingolipid-related diseases. Dr. Sabbadini is a Charter Member of the SDSU Molecular Biology Institute and a Charter Member of the SDSU Heart Institute. He holds a Ph.D. from the University of California, Davis.

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

SEC Filings; Internet Address

Our Internet address is www.lpath.com. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.lpath.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this annual report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks primarily associated with our business:

We are in the early stages of drug development, and we may be unable to generate significant revenues and may never become profitable.

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have only generated approximately $16.8 million in revenues to date from grants to support our research and development activities and revenues paid under our collaboration agreement with Merck. We have a history of significant net losses, and we used net cash of $1,055,000 during fiscal 2009 and net cash of $6,192,000 during fiscal 2008 to support our operations. As of December 31, 2009, we had an accumulated deficit of approximately $32.4 million. We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates. In addition, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. We cannot provide you any assurance that any of our drug candidates will receive regulatory approval or that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

The report of our independent registered public accounting firm on our 2009 consolidated financial statements contains a going concern modification, and we will require substantial additional financing in order to carry out our planned activities in 2010 and beyond.

As of December 31, 2009, we had an available cash balance of approximately $6.2 million. The report of our independent registered public accounting firm included in this Annual Report stated that certain factors, including our history of net losses and the net cash required for our operating activities, when compared with our net cash position, raise substantial doubt as to our ability to continue as a going concern. We received $8 million from Merck in 2009 under the terms of the Merck Agreement to support the clinical development of our lead drug candidate, ASONEP. However, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Consequently we will need to seek additional sources of funding during 2010 to support our operations under our current operating budget. Potential sources of the additional funding we will need include further support from NIH grants or the sale of equity securities. We have budgeted that we will expend between $9 and $12 million in 2010 for our ongoing drug discovery and development efforts, including general and administrative expenses. As a result, we will be required to secure additional capital to continue to fund our research and development projects beyond 2010, and/or significantly delay them.

Under most foreseeable scenarios, we expect we will be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, to secure additional funds. As widely reported, financial markets in the United States and abroad have been experiencing extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and financing and credit availability, rating downgrades of certain investments and declining valuations of others. Depending upon market conditions, we may not be successful in raising sufficient additional capital to support our 2010 budgeted operations or our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected, and we may be required to cease operations.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for our drug candidates;

•	the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

In addition, our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate any revenues depends largely on the progress of our drug candidates through clinical trials, and ultimately on receiving marketing approval from the FDA, which is difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. As a result, a significant shortfall in our planned revenues could have an immediate and material adverse effect on our business and financial condition.

We must obtain governmental approval for each of our products, which is an expensive and complicated process in which any number of problems could arise that would adversely affect our business.

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing. We have limited experience in, and limited resources available for, regulatory activities. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate will not be completed before 2014 at the earliest. Significant delays may adversely affect our financial results and the commercial prospects for ASONEP (or our other potential products or any other products we may acquire or in-license).

Any of the following events relating to the regulatory approval of our drug candidates can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

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

In addition, most of our product candidates target lipids, as opposed to proteins, and the FDA has not previously approved any similar product. Thus, we may encounter unexpected safety, efficacy, or manufacturing issues as we seek to obtain marketing approval, and we may never receive approval from the FDA or other governmental authorities for our drug candidates.

The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.

Even if our clinical trials are completed as planned, their results may not support either the further clinical development or the commercialization of our product-candidates. The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. In addition, our collaboration partners may decide that the results of our clinical trials do not support further investment by such partners. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Our collaborations may not be successful.

The collaborations we have entered into, or may enter into in the future, may not be successful due to one or more of the following:

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

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program.

A primary source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

Although we have applied for many grants and thus far and have been awarded eight of them, the National Institutes of Health (“NIH”) may not in the future find our applications worthy of such grants. In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2009. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

The manufacturing process of ASONEP, iSONEP, Lpathomab, and any other therapeutic products we may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to have our products manufactured would prevent us from successfully commercializing our proposed products. Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our shares.

We have a limited product and technology portfolio at the current time.

Although our clinical drug candidates, ASONEP and iSONEP might ultimately show clinical relevance in multiple disease states, we have validated their clinical potential only against cancer and AMD and only in Phase 1 clinical trials with small numbers of patients or in animal models. There can be no assurance that any of our existing products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

In addition, our ImmuneY2 process of generating monoclonal antibodies against lipid mediators may not be successful against future targets. As such, there can be no assurance that we will be able to develop a monoclonal antibody against our future targets, and thus, we may fail to generate additional clinical candidates for our pipeline.

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

Even if the FDA approves our initial lead product, ASONEP (or any other product we commercialize), physicians and patients may not accept and use it. Acceptance and use of ASONEP, or any of our future products, will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•	cost-effectiveness of our drugs or diagnostic products relative to competing products;

•	availability of reimbursement from government or other healthcare payors for our products; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would severely harm our business.

Our industry is highly competitive, so even if our products ultimately get approved by the FDA, our success depends on our ability to sustain competitive advantages.

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and, are expected to be increasingly so in the future. Other companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, our lead product, other products we have in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

There are many reasons why a competitor might be more successful than we are, including:

•	Many competitors have greater financial resources and can afford more technical and development setbacks than we can.

•

Many competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than we have in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over us.

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

Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of HHS determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of our products, if commercialized, on a timely basis, or at all. In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. In certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services. In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, it may adversely affect our business. Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If we are unable to obtain adequate reimbursement approval from Medicare and private payors for any of our products, or if the amount reimbursed is inadequate, our ability to generate revenue will be limited.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. In particular, we expect that our auditing and other related fees and expenses should increase substantially in the near future. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Scott Pancoast, and our founder and Chief Scientific Officer, Roger Sabbadini, Ph.D., are all critical to our overall management as well as the development of our technology, our culture and our strategic direction. None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

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

Risks associated with our intellectual property

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

Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could cause us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators or us could lead to:

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

Risks primarily associated with Our stock:

The price of our common stock may be volatile.

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) and is quoted under the symbol LPTN.OB. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

In addition, the trading price of our common stock has in the past and may continue to fluctuate substantially. Our common stock is subject to fluctuations for the following reasons:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	the announcement of collaboration agreements to pursue further clinical development of our drug candidates;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidate or clinical trials;

•	announcements of new products or technologies;

•	regulatory developments in the United States and other countries; and

•	failure of our common stock to be listed quoted on the Nasdaq Capital Market, American Stock Exchange or other national market system.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 100,000,000 shares of common stock. As of December 31, 2009, there were an aggregate of 74,529,455 shares of our common stock issued and outstanding on a fully diluted basis. That total includes 5,358,681 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 16,143,466 shares of common stock that may be issued upon the exercise of outstanding warrants. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

We may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue 5,000,000 shares of preferred stock, without stockholder approval. The preferred stock may have rights that are superior to the rights of the holders of our common stock, at a purchase price then approved by our Board of Directors. The sale or the proposed sale of substantial amounts of our common or preferred stock in the public markets may adversely affect the market price of our common stock and our stock price. Our stockholders may also experience substantial dilution.

Our common stock is considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock.

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Our stock is currently less than $5.00 per share, and is classified as a “penny stock.” As a result, any broker or dealer selling our stock must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase our securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our administrative offices and research facilities are located in San Diego, California and are considered to be in good condition and adequately utilized. We lease approximately 7,300 square feet of laboratory and office space. This lease arrangement expires in November 2010. Approximately 500 square feet of the facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 1, 2005, our common stock has traded under the symbol “LPTN.OB” on the OTCBB. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	2009		2008
	High	Low	High	Low
First quarter	$1.10	$0.50	$2.30	$1.70
Second quarter	$1.42	$0.70	$1.75	$1.23
Third quarter	$1.42	$0.78	$1.52	$.96
Fourth quarter	$1.02	$0.65	$1.30	$.90

As of March 19, 2010, we had approximately 99 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. The closing price of our common stock on March 19, 2010, was $0.70 per share.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted- Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,358,681	(1)	$0.54	(2)	3,787,261

Equity compensation plans not approved by security holders	—		—		—

Total	5,358,681		$0.54		3,787,261

(1) Includes 2,211,376 restricted stock units.

(2) Excludes 2,211,376 restricted stock units.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. Our lead product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP completed a Phase 1 clinical trial in the first quarter of 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Our second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including retinopathy, and glaucoma. Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

We have incurred significant net losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $32.4 million. We expect our operating losses to increase for the next several years as we pursue the clinical development of our product candidates.

Revenue

We have generated approximately $4.3 million in revenue to date from research grants awarded by the National Institutes of Health. We expect to continue to receive small amounts of revenue from research grants.

We have generated $156,000 in royalty revenue to date from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of royalty revenue under this agreement.

In October 2008, we entered into a License Agreement with Merck, pursuant to which Merck agreed to collaborate, through its Merck Serono division, with us to develop and commercialize ASONEP, our Phase 1 monoclonal antibody which is being evaluated as a drug candidate for the treatment of certain cancers. In September 2009, the parties amended the Merck Agreement. In conjunction with the amendment, Merck formally exercised its right to extend the decision deadline to take responsibility for the Phase 2 clinical trials. The parties agreed that such deadline was June 27, 2010. In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program.

In 2008, Merck paid us an initial amount of $4,000,000, as provided in the Merck Agreement. Merck paid us research and development funding of $1,000,000 in 2008 and $6,000,000 in 2009, which we used to support development activities related to ASONEP, including our Phase 1 clinical trial. In addition, during 2009 Merck paid us $2,000,000 upon the achievement of certain ASONEP development objectives. As of December 31, 2009, we had received a total of $13,000,000 from Merck under the terms of this arrangement.

Under the Merck collaborative agreement, we recognized revenue related to the upfront licensing fee and initial development funding of $8,673,760 and $1,666,667 in 2009 and 2008, respectively. In 2009, we recognized and received an additional $2,000,000 related to the achievement of certain ASONEP development objectives. As of December 31, 2009, we had deferred revenue of $659,573 related principally to the upfront licensing fee.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related employee benefits, research supplies and materials, external costs associated with our drug discovery research, and external drug development costs, including preclinical testing and regulatory expenses, manufacturing of material for clinical trials, and the costs of conducting clinical trials. Our historical research and development expenses are principally related to the drug discovery and clinical development efforts in creating and developing our lead product candidates, ASONEP, iSONEP, and Lpathomab.

We charge all research and development expenses to operations as incurred. We expect our research and development expenses to increase significantly in the future as our product candidates move through pre-clinical testing and into clinical trials.

Due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probabilities of success, and development costs vary widely. While we are currently focused on advancing each of our product development programs, we anticipate that we will periodically make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates.

We expect that our research and development expenses will approximate $20 to $30 million over the two year period ending December 31, 2011. This estimate includes the expenses to conduct Phase 2 clinical trials for iSONEP, one of our two Phase 2 product candidates, as well as to initiate preclinical testing of our third product candidate, Lpathomab. We expect that the Phase 2 clinical trials for ASONEP will be conducted by a partner. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations and our ability to continue as a going concern.

General and Administrative Expenses

Our general and administrative expenses principally comprise salaries and benefits and professional fees related to our business development, intellectual property, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and an allocated portion of facilities and information technology costs.

We anticipate increases in general and administrative expenses as we add personnel, increase our business development activities, become subject to the full Sarbanes-Oxley compliance obligations applicable to larger publicly-held companies, and continue to develop and prepare for the commercialization of our product candidates.

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

Research and Development

Our sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

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

Revenue Recognition

We may enter into collaborations where we receive non-refundable upfront payments, generally these payments would be for licenses to our drug candidates. Non-refundable payments are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

If we are involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, we assess whether our involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which our performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we cannot reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under a collaboration arrangement and the period over which we are expected to complete our performance obligations under an arrangement.

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

Grant Revenue. Our primary source of revenue to date has been research grants received from the National Institutes of Health. We recognize grant revenue as the related research expenses are incurred, up to contractual limits.

Royalty Revenue. We recognize royalty revenue from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, cash discounts, freight, postage and insurance.

Stock-Based Compensation

Issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services we receive are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued have been estimated based on the Black-Scholes option pricing model.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2009, we had federal and state net operating loss carryforwards of approximately $33 million and $28 million, respectively. Under current law, the federal and California net operating loss carryforwards may be available to offset taxable income through 2028 and California net operating loss carryforwards may be available to offset taxable income through 2029.

As of December 31, 2009, we also had federal and California research and development tax credit carryforwards of $751,000 and $618,000, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we can utilize annually in the future to offset taxable income. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss and tax credit carryforwards in any fiscal year may be significantly limited.

Fair Value of Warrant Liability

We measure fair value in accordance with the applicable accounting standards in the FASB Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access as of the measurement date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

We determined the fair value of the warrants using a Black-Scholes model with consideration given to their “down-round” protection provisions that reduce the exercise price if we issue new warrants or equity at a price lower than the stated exercise price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of our stock price.

Results of Operations

Years Ended December 31, 2009 and 2008

Grant and Royalty Revenue. Grant and royalty revenue for 2009 increased to $1,236,000 from $1,194,000 in 2008. The increase of $42,000 reflects the increased level of activity on studies funded by grants from the National Institutes of Health (“NIH”).

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, work continued in 2009 under the Merck Agreement. We recognize revenue under the Merck Agreement ratably over the period of performance which is estimated to conclude on June 28, 2010. In 2009, we recognized $10,674,000 of revenue under this Merck Agreement. This amount included a $2,000,000 non-refundable substantive milestone payment received in the third quarter upon the achievement of certain ASONEP development objectives. In 2008, we recognized revenue of $1,666,667 under the Merck Agreement.

Research and Development Expenses. Research and development (R&D) expenses for 2009 were $6,628,000 compared to $10,116,000 for 2008. The decrease of $3,488,000 is principally due to the fact that we incurred significant expenses in 2008 related to the manufacture of drug supplies as well as other expenses associated with the initiation of Phase 1 clinical trials for both ASONEP and iSONEP. The ASONEP Phase 1 trial began in April of 2008, and the iSONEP Phase 1 trial began in October of that year. Similar clinical trial start-up costs were not incurred in 2009. Both Phase 1 trials continued during 2009 and were completed or nearing completion at the end of 2009. Therefore, the expenses associated with these clinical trials declined significantly from the level incurred in 2008. For the year ended December 31, 2009, employee compensation and benefits expense increased by approximately $397,000 compared to 2008. The increase is due principally to additions to our research and development staff in the fourth quarter of 2008, and merit pay increases implemented in 2009. Stock-based compensation charges decreased by $586,000 due principally to two factors: (1) the average market value of our common stock was relatively low during 2009 compared to 2008 (our stock price is a key factor in the calculation of stock-based compensation expense for outside consultants), and (2) adjustments for forfeited restricted stock units.

General and Administrative Expenses. General and administrative expenses were $3,479,000 for the year ended December 31, 2009 compared to $4,480,000 for 2008, a decrease of $1,001,000. Stock compensation expense decreased by $962,000 in 2009. This decrease is due principally to the decline in our stock price compared to 2008, adjustments for forfeited restricted stock units, and cliff vesting of restricted stock units that occurred in 2008. Employee compensation and benefits expenses increased in 2009 compared to 2008 by $225,000 due to increased staffing and merit increases.

Other Income (Expense), net. Other income (expense) netted to $19,000 of expense for the year ended December 31, 2009 compared to $275,000 of income for the year ended December 31, 2008, a decrease of $294,000. This net change is principally comprised of two elements: (1) interest income decreased by $85,000 in 2009 as compared 2008 as a result of lower prevailing interest rates; and (2) we recognized a foreign currency loss of $48,000 in 2009 compared to a gain of $163,000 in 2008 due to fluctuations in the exchange rate used to translate the carrying amount of our accrued liability related to a license agreement obligating us to make payments in Pounds Sterling.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value outstanding warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is our stock price. Our stock is thinly traded and relatively small transactions can impact our quoted stock price significantly. As a result, our stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. We caution that the $2,200,000 decrease in fair value of the warrants, and corresponding credit to the results of operations, recognized during 2009, and all future such changes, should not be given undue importance when considering our financial condition and our results of operations. We do not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by us.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily through the private placement of equity and debt securities. Through December 31, 2009, we had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008, we began to receive substantial funding from our Merck Agreement. Through December 31, 2009, we had received $13,000,000 from the Merck Agreement. As of December 31, 2009, we had cash and cash equivalents totaling $6,171,000.

During the year ended December 31, 2009, we used net cash of $1,055,000 for operating activities compared to $6,192,000 in the year ended December 31, 2008. The $5,137,000 decrease in net cash used in operating activities in 2009 was driven primarily by the receipt of $8,000,000 from the Merck Agreement offset by a reduction in accounts payable and accrued liabilities. Net cash used in investing activities during 2009 was $570,000 compared to $119,000 during 2008. Of the amount used for investing activities in 2009, $460,000 was invested in the prosecution of additional patents compared to $114,000 in 2008. In addition, acquisitions of equipment and leasehold improvements totaled $110,000 in 2009 compared to $5,000 in 2008. The increase in the amount spent to prosecute patents was due to the fact that several international patent applications entered a more active phase in several different jurisdictions.

Net cash provided from financing activities during 2009 totaled approximately $20,000 compared to $6,566,000 in 2008. In 2008, we realized $6,349,000 from the sale of common stock and warrants.

Our commitments to settle contractual obligations in cash as of December 31, 2009 include lease obligations of $176,446 and leasehold improvement debt of $15,117. Such obligations will be paid in 2010. The underlying lease expires in November 2010.

A portion of our leased facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are the same as the terms of our direct lease and provide for sublease payments to us of $15,117 in 2010.

In June 2009, we were awarded a $3.0 million grant by the Small Business Innovation Research (SBIR) Program sponsored by the National Cancer Institute (NCI). The funds will support the continued clinical development of Lpath’s leading drug candidate, ASONEP. The award was made under provisions of SBIR’s new “bridge” award program, which provides grants of up to $1 million per year for up to three years to innovative small businesses for developing and commercializing novel technologies or products designed to prevent, diagnose, or treat cancer. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested as a treatment for cancer. As of December 31, 2009, we have received funding of approximately $600,000 from this grant.

We have entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical and clinical studies, and provide analytical services. Our payment obligations under these agreements depend upon the progress of our discovery and development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements. In one such arrangement, we have entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist us in preparing our lead drug candidate for clinical trials. Under the terms of that collaboration agreement, we are obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives. Under the terms of a license agreement with another biomedical research company, an annual license fee of approximately £300,000 per year began to accrue during the third quarter of 2007 following the occurrence of certain events. Pursuant to that agreement, payment of that annual license fee will be deferred until one of our drug candidates incorporating that technology begins Phase 2 clinical trials. We estimate that the earliest date that payment of this licensing fee will be made is in 2010. Accordingly, a liability for this amount has been accrued and the ultimate payment of this amount is included in accrued expenses on our balance sheet. Other deferred license fees, milestone payments and royalty payments under our various agreements are not included in the table above because we cannot, at this time, determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In the years ended December 31, 2009 and 2008, we utilized cash in operating activities of $1,055,000 and $6,192,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2010, we expect to continue to incur cash losses from operations. While we had cash totaling $6,171,486 as of December 31, 2009, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $9 and $12 million in 2010. We believe that our existing cash and expected funding under our Merck Agreement during the first two quarters of 2010 will be sufficient to meet our projected operating requirements at least through December 2010. The collaboration agreement with Merck will terminate effective April 24, 2010, therefore we believe we will need to seek additional sources of capital to finance our research and development activities.

We expect to continue to incur cash losses from operations during 2010. Additional capital may be required to continue to fund our research and development projects. In the event we need to raise additional capital, we would:

1.	Pursue additional fund raising activities from both existing and potential new investors.

2.	Explore cash generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In such transactions, we could transfer certain rights to one or more of our drug discovery or development programs, or to specific indications within those programs and receive infusions of cash in the short-term, and potentially in the long-term as well.

3.	Continue to seek additional research grants from the National Institutes of Health or other sources.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, the proceeds of offerings of our equity securities and license agreements. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements, additional licenses, and debt financing. However, we may not be successful in obtaining cash from new or existing collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Impact of Recent Accounting Pronouncements

On July 1, 2009, the Financial Standards Accounting Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. There was no impact of the Codification on our consolidated financial statements and related disclosures.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2009 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheet of Lpath, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective the first day of its fiscal 2009, the Company adopted Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant cash losses from operations since inception and expects to continue to incur cash losses from operations in 2010 and beyond. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

San Diego, California

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheet of Lpath, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LevitZacks

San Diego, California

March 17, 2009

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,171,486	$7,775,593
Accounts receivable	341,451	656,221
Prepaid expenses and other current assets	180,652	204,863

Total current assets	6,693,589	8,636,677

Equipment and leasehold improvements, net	238,753	285,218
Patents, net	901,026	462,785
Deposits and other assets	36,606	37,272

Total assets	$7,869,974	$9,421,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$253,252	$1,123,836
Accrued compensation	169,992	459,831
Accrued expenses	745,853	391,836
Deferred contract revenue	659,573	3,333,333
Deferred rent, current portion	49,990	51,130
Leasehold improvement debt, current portion	15,116	15,278

Total current liabilities	1,893,776	5,375,244

Deferred rent, long-term portion	—	49,990
Leasehold improvement debt, long-term portion	—	15,116
Long-term accrued liabilities	—	411,802
Warrants	4,100,000	—

Total liabilities	5,993,776	5,852,152

Commitments and contingencies	—	—

Stockholders' Equity:
Common stock—$.001 par value; 100,000,000 shares authorized; 53,027,308 and 52,657,911 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	53,027	52,657
Additional paid-in capital	34,267,963	43,144,945
Accumulated deficit	(32,444,792)	(39,627,802)

Total stockholders' equity	1,876,198	3,569,800

Total liabilities and stockholders' equity	$7,869,974	$9,421,952

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2009	2008

Revenues:
Grant and royalty revenue	$1,235,510	$1,194,482
Research and development revenue under collaborative agreement	10,673,760	1,666,667

Total revenues	11,909,270	2,861,149
Expenses:
Research and development	6,628,200	10,116,124
General and administrative	3,479,326	4,480,260

Total expenses	10,107,526	14,596,384

Income (loss) from operations	1,801,744	(11,735,235)

Other income (expense), net	(18,734)	275,250
Change in fair value of warrants	2,200,000	—

Total other income (expense)	2,181,266	275,250

Net income (loss)	$3,983,010	$(11,459,985)

Earnings (loss) per share
Basic	$0.07	$(0.24)
Diluted	$0.07	$(0.24)

Weighted average shares outstanding used in the calculation
Basic	54,177,677	48,068,937
Diluted	56,825,586	48,068,937

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2008	45,046,495	$45,046	$34,457,999	$(28,167,817)	$6,335,228

Common stock and warrants issued for cash, net of issuance costs	7,090,999	7,091	6,341,730		6,348,821
Warrants exercised, net of issuance costs	144,963	144	122,078		122,222
Stock options exercised	262,642	263	108,791		109,054
Stock-based compensation	112,812	113	2,114,347		2,114,460
Net loss				(11,459,985)	(11,459,985)

Balance, December 31, 2008	52,657,911	52,657	43,144,945	(39,627,802)	3,569,800

Cumulative effect of change in accounting principle			(9,500,000)	3,200,000	(6,300,000)
Stock options exercised	310,372	311	35,501		35,812
Stock-based compensation	59,025	59	587,517		587,576
Net income				3,983,010	3,983,010

Balance, December 31, 2009	53,027,308	$53,027	$34,267,963	$(32,444,792)	$1,876,198

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,983,010	$(11,459,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	587,576	2,136,439
Change in fair value of warrants	(2,200,000)	—
Depreciation and amortization	176,690	215,016
Deferred rent expense	(51,130)	(45,406)
Foreign currency exchange (gain) loss	47,970	(163,331)
Changes in operating assets and liabilities:
Accounts receivable	314,770	(645,719)
Prepaid expenses and other current assets	24,211	12,718
Accounts payable and accrued expenses	(1,266,178)	422,327
Deferred contract revenue	(2,673,760)	3,333,333
Deposits and other assets	2,055	2,567

Net cash used in operating activities	(1,054,786)	(6,192,041)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(109,567)	(5,383)
Patent expenditures	(460,288)	(114,043)

Net cash used in investing activities	(569,855)	(119,426)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	6,348,821
Proceeds from options and warrants exercised	35,812	231,276
Repayments of leasehold improvement debt	(15,278)	(14,108)

Net cash provided by financing activities	20,534	6,565,989

Net (decrease) increase in cash	(1,604,107)	254,522

Cash and cash equivalents at beginning of period	7,775,593	7,521,071

Cash and cash equivalents at end of period	$6,171,486	$7,775,593

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,544	$12,122

Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(2,200,000)	$—

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits, money market deposits, and certificates of deposit.

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

The company invests its excess cash in money market mutual funds and in certificates of deposit of federally insured financial institutions. The company has established guidelines relative to diversification of its cash investments and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed. To date, the company has not experienced any impairment losses on its cash equivalents.

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $11,973 and $66,978 in 2009 and 2008, respectively.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent. Lease incentives, including tenant improvement allowances, are also recorded to deferred rent and amortized on a straight-line basis over the lease term.

Stock-Based Compensation Expense

Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Compensation issued to non-employees is periodically remeasured and income or expense is recognized during their vesting terms.

Refer to Note 9, “Stockholders’ Equity,” for further information.

Revenue Recognition

Lpath may enter into collaborations where we receive non-refundable upfront payments, generally these payments would be for licenses to Lpath drug candidates. Non-refundable payments are recognized as revenue when the company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. The company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Royalty Revenue. Lpath recognizes royalty revenue from licensed products when earned in accordance with the terms of the license agreements. The licensee’s net sales figures used for calculating royalties include deductions for costs of unsaleable returns, cash discounts, freight, postage and insurance.

Research and Development

Research and development costs are charged to expense when incurred.

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $62,803 and $62,140 in 2009 and 2008, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2009 and 2008.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2009 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2009 and 2008, Lpath had no reportable differences between net income (loss) and comprehensive income (loss) per share data.

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common dilutive equivalent shares, such as stock options, restricted stock units, restricted stock awards, warrants, and convertible securities, outstanding during the period.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Standards Accounting Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending on or after September 15, 2009. All then-existing non-SEC accounting and reporting standards are superseded and all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. There was no impact of the Codification on Lpath’s consolidated financial statements and related disclosures.

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

Note 2 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

On October 28, 2008 (the “Effective Date”), Lpath entered into a License Agreement (the “Merck Agreement”) with Merck KgaA, (“Merck”), pursuant to which Merck has agreed to collaborate, through its Merck Serono division, with the company to develop and commercialize ASONEP™, Lpath’s monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers. Pursuant to the terms of the Merck Agreement, the company licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications.

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program. Merck may, under certain circumstances following termination of the Agreement, have a right of first refusal for a period of 12 months to Lpath’s next most advanced oncology drug candidate.

In 2008, Merck paid the company an initial amount of $4,000,000, as provided in the Merck Agreement. Merck paid the company research and development funding of $1,000,000 in 2008 and $6,000,000 in 2009, which the company used to support development activities related to ASONEP, including the company’s Phase 1 clinical trial. In addition, during 2009 Merck paid the company $2,000,000 upon the achievement of certain ASONEP development objectives. As of December 31, 2009, Lpath had received a total of $13,000,000 from Merck under the terms of this arrangement.

The company accounts for the Merck Agreement as a single unit of accounting. Revenue is recognized over the anticipated performance period of twenty months using the straight-line method. Under the terms of the Merck Agreement, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1,666,667 in 2008 and $8,673,760 in 2009. In 2009, Lpath also recognized revenue of $2,000,000 related to the achievement of certain development objectives. As of December 31, 2009, the company had deferred revenue of $659,573 related principally to the upfront licensing fee.

Note 3 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. In the year ended December 31, 2009, Lpath utilized cash in operating activities of $1,054,786. In the year ended December 31, 2008, Lpath incurred a net loss and utilized net cash in operating activities of $11,459,985 and $6,192,041, respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2010, the company expects to continue to incur cash losses from operations. While the company had cash totaling $6,171,486 as of December 31, 2009, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $9 and $12 million in 2010. The company believes that its existing cash and expected funding under the Merck Agreement during the first and second quarters of 2010 will be sufficient to meet its projected operating requirements at least through December 2010 at current operating levels. The collaboration with Merck will terminate effective April 24, 2010. As a result, the company will need to seek additional sources of capital to finance our research and development activities beyond 2010.

We expect to continue to incur cash losses from operations during 2010. In the event the company needs to raise additional capital, it would:

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

3.	Continue to seek additional research grants from the National Institutes of Health or other sources.

Note 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2009	2008
Equipment and leasehold improvements
Office furniture and fixtures	$28,908	$28,908
Laboratory equipment	424,841	337,995
Computer equipment and software	139,090	129,264
Leasehold improvements	150,303	143,203

	743,142	639,370
Accumulated depreciation	(504,389)	(354,152)

Equipment, net	$238,753	$285,218

Patents
Patents	$972,289	$523,974
Accumulated amortization	(71,263)	(61,189)

Patents, net	$901,026	$462,785

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

Recurring Fair Value Estimates

The company’s recurring fair value measurements at December 31, 2009 were as follows:

	Fair Value as of December 31, 2009	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Year Ended December 31, 2009
Liabilities:
Warrants expiring April - June 2012	$3,200,000	$—	$—	$3,200,000	$1,700,000

Warrants expiring August 2013	900,000	—	—	900,000	500,000

	$4,100,000	$—	$—	$4,100,000	$2,200,000

The unrealized gains for the year ended December 31, 2009 are included on the consolidated income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 3 as of December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2009	$6,300,000
Decrease in fair value of warrants	(2,200,000)

Warrant liability as of December 31, 2009	$4,100,000

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

Note 6 – RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $467,000 at December 31, 2009) per year began to accrue during the third quarter of 2007, when Lpath utilized the Lonza technology in the manufacture of drug substance to be used in clinical trials. Under the terms of the License Agreement, payment of this annual license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials. While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase 2 clinical trials, management believes that it is likely that payment of this annual fee will occur prior to December 2010. Under the terms of the Research Evaluation Agreement, a license fee is due annually. The company paid Lonza Biologics PLC annual license fees totaling approximately $61,000 and $66,000 during 2009 and 2008, respectively, related to the Research Evaluation Agreement.

In August 2006, Lpath and Laureate Pharma, Inc. entered into a Development and Manufacturing Services Agreement for the development, manufacture and storage of Lpath’s Sonepcizumab monoclonal antibody for use in clinical trials. The company paid Laureate Pharma approximately $527,000 and $1,920,000 during 2009 and 2008, respectively, related to this agreement.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. The company paid AERES $150,000 in 2008 and no amounts were paid during 2009. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Prior to 2006, Lpath entered into a research agreement with San Diego State University (SDSU). Under the agreement, the company paid fees and cost reimbursements to SDSU in exchange for research facilities, equipment, supplies, and personnel. Lpath was the sole owner of any discovery, invention, finding, data, or conclusion derived from the research. Total fees and cost reimbursements paid to SDSU were $111,000 for the year ended December 31, 2008. This agreement expired in 2008.

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

Note 8 – OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

The company entered into two Registration Rights Agreements (the “2007 and 2008 Registration Rights Agreements”) with the investors in the 2007 and 2008 private placements. The company met its initial obligations under both of the 2007 and 2008 Registration Rights Agreements when the company registered with the Securities and Exchange Commission (the “SEC”) the Class A common stock issued in the respective private placements, together with the Class A common stock to be issued upon exercise of the warrants, in the company’s Registration Statements (the “2007 and 2008 Registration Statements”) that were declared effective by the SEC in 2007 and 2008. The 2007 and 2008 Registration Rights Agreements also provide that if the respective Registration Statement ceases to remain continuously effective for more than 30 consecutive days or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period.

The 2007 and 2008 Registration Rights Agreements provide that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested. The company’s obligation to maintain the effectiveness of the 2007 and 2008 Registration Statements will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k). Based on the company’s experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2007 and 2008 Registration Rights Agreements, and therefore has not recorded a liability for that potential obligation.

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

Note 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.001. As of December 31, 2009 and 2008, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005 the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (“the Plan”). There are 10,390,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years or upon the achievement of specified clinical trial milestones. As of December 31, 2009 a total of 3,787,261 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2009	2008
Stock-based compensation expense by type of award:
Stock options	$228,394	$230,193
Restricted stock units	359,182	1,906,246

Total stock-based compensation expense	$587,576	$2,136,439

Effect of stock-based compensation expense on income by line item:
Research and development	$97,439	$683,834
General and administrative	490,137	1,452,605

Total stock-based compensation expense	$587,576	$2,136,439

Fair value is determined at the date of grant for employee options and restricted stock units and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2009 and 2008.

Stock Options

All stock options granted during 2008 were granted with exercise prices equal to the fair market value of the company’s common stock on the date of grant and the options had weighted-average grant-date fair values, measured on the grant date, of $1.00. No stock options were granted in 2009.

As of December 31, 2009, there was $38,000 of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.2 years.

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

The fair value of each option granted under the Plan during 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2008
Expected stock price volatility	80%
Risk-free interest rate	4.1%
Expected term	6 -10 years
Expected annual dividends	—

The weighted-average valuation assumptions were determined as follows:

•	Expected stock price volatility: The estimated expected volatility is based on a weighted-average calculation of a peer group and the company’s historical volatility.

•	Risk-free interest rate: The company bases the risk-free interest rate on the interest rate payable on U.S. Treasury debt securities.

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

A summary of the stock option activity under the plan as of December 31, 2009 and 2008, and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,264,385	$0.58

Granted	22,000	1.31
Exercised	(262,642)	0.42
Expired	(107,411)	1.47
Forfeited	(273,985)	1.12

Outstanding at December 31, 2008	3,642,347	0.53

Granted	—	—
Exercised	(310,372)	0.12
Expired	(160,671)	1.00
Forfeited	(23,999)	0.89

Outstanding at December 31, 2009	3,147,305	0.55	5.42	$1,080,598

Vested and exercisable at December 31, 2009	3,107,789	$0.54	5.39	$1,080,598

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2009 of $0.80 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2009, the company had 2,117,544 stock options outstanding with strike prices below the company’s market price of $0.80 on that date, of which 1,813,035 were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $250,000 and $390,000, respectively. Cash received from option exercises during the years ended December 31, 2009 and 2008 was $36,000 and $109,000, respectively. Upon stock option exercises the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2009, there was $1.1 million of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Equity Incentive Plan. The company expects to recognize that expense over a weighted-average period of 2.1 years.

The following table summarizes the restricted stock units activity of the company during 2009 and 2008:

	Total Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding January 1, 2008	1,879,800	$2.42
Granted	1,019,000	1.54
Shares issued	(112,812)	2.20
Forfeited	(398,563)	1.41

Outstanding December 31, 2008	2,387,425	2.05
Granted	809,000	0.86
Shares issued	(59,025)	1.90
Forfeited	(926,024)	1.53

Outstanding December 31, 2009	2,211,376	$1.23

Warrants

Lpath adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5’s (codified in Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.”) requirements can affect the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The company determined that the following warrants contained such provisions, and therefore pursuant to the applicable criteria, they were not indexed to the company’s own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share
April – June 2012	8,017,951	$1.04
August 2013	1,939,490	$1.25

The company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $3,200,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of ASC 815 and the amounts recognized in the consolidated balance sheet upon the initial application of ASC 815. The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC 815 had been applied from the issuance date of the warrants.

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. There is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the balance sheet.

The following table summarizes Lpath warrants outstanding as of December 31, 2009:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
September 30, 2010	268,523	$0.80
September 30, 2010	4,411	$0.95
September 30, 2010	5,281,697	$1.50
February 12, 2012	50,000	$2.00
April 6, 2012	6,475,235	$1.04
June 13, 2012	1,542,716	$1.04
October 31, 2012	531,394	$0.16
February 28, 2013	50,000	$2.00
August 12, 2013	1,847,910	$1.25
August 15, 2013	78,948	$1.25
August 18, 2013	12,632	$1.25

Total:	16,143,466

Weighted average:		$1.19

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2009, 390,000 warrants expired.

Note 10 — INCOME TAXES

As of December 31, 2009, Lpath had federal and state net operating loss carryforwards of approximately $33 million and $28 million, respectively, that will expire beginning in 2018 and continue expiring through 2029. Portions of these net operating loss carryforwards may be used to offset future taxable income, if any.

As of December 31, 2009, Lpath also has federal and California research and development tax credit carryforwards of $751,000 and $618,000, respectively, available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath’s ownership limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath’s consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$13,804,000	$14,502,000
Research and development credit carryforwards	1,369,000	1,904,000
Stock-based compensation	2,082,000	1,863,000
Deferred contract revenue	672,000	1,428,000
Other, net	13,000	62,000

	17,940,000	19,759,000

Deferred tax liabilities:
State taxes	(1,331,000)	(1,486,000)
Patent costs	(386,000)	(198,000)

	(1,717,000)	(1,684,000)

Total deferred tax assets	16,223,000	18,075,000
Valuation allowance	(16,223,000)	(18,075,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1,852,000 in 2009 and increased by $5,386,000 in 2008.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded as of December 31, 2009 and 2008. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2009	2008
Federal tax benefit (expense) at statutory rate	$(1,354,000)	$3,896,000
State tax benefit (expense), net	(108,000)	868,000
Change in fair value of warrants	748,000	—
R&D credits	(535,000)	353,000
Employee stock-based compensation	(20,000)	(114,000)
Other permanent differences	(583,000)	383,000
Decrease (increase) in valuation allowance	1,852,000	(5,386,000)

Provision for income taxes	$—	$—

Note 11 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were calculated as follows:

	Years Ended December 31,
	2009	2008
Net income (loss)	$3,983,010	$(11,459,985)
Weighted average number of shares used in basic earnings (loss) per share	54,177,677	48,068,937
Additional dilutive shares from the assumed exercise of outstanding:
Options	1,846,884	—
Restricted stock units	225,840	—
Warrants	575,185	—

Weighted average number of shares used in diluted earnings (loss) per share	56,825,586	48,068,937

Options to purchase 1,332,881 shares of common stock, warrants to purchase 15,343,549 shares of common stock, and 670,017 restricted stock units were outstanding during the year ended December 31, 2009 but were not included in the computation of diluted earnings per share because they were anti-dilutive. Common stock equivalents from stock options, restricted stock units, and warrants of 20,818,691 for the year ended December 31, 2008 were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Note 12 — RELATED PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who are among Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s rent expense totaled $187,000 and $215,000 for the years ended December 31, 2009 and 2008, respectively. Lpath’s sublease income amounted to $15,000 and $17,000 for the years ended December 31, 2009 and 2008, respectively.

During 2009, WSIC reimbursed Lpath $115,200 for investment oversight expenses and $18,478 for lease and facility related expenses. During 2008, WSIC reimbursed Lpath $144,000 for investment oversight expenses, $22,157 for lease and facility related expenses, and $2,860 for accounting and other administrative services. During 2009 and 2008, Lpath reimbursed WSIC $42,078 and $40,778, respectively, for administrative expenses.

As of December 31, 2009, there were no amounts due to or from WSIC. As of December 31, 2008, WSIC owed Lpath $1,480 for lease and facility expenses. As of December 31, 2008, Lpath owed WSIC $8,816 for accounting and administrative expenses.

NOTE 13 — SUBSEQUENT EVENTS

On March 29, 2010 Lpath announced that it had achieved a Phase 1 development milestone pursuant to the terms of the Merck Agreement. As a result, Lpath received a non-refundable milestone payment of $2 million and will recognize revenue of that amount in the first quarter of 2010.

In March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination Merck KGaA will relinquish all rights to the ASONEP program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

(1) Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

(2) Management’s Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(3) Changes in Internal Controls.    During the quarter ended December 31, 2009, there were no significant changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Inherent Limitations on Effectiveness of Controls.    Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

Item 1.02	Termination of a Material Definitive Agreement

In September 2008, we entered into a License Agreement with Merck, as amended in September 2009, pursuant to which Merck agreed to collaborate, through its Merck-Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. Merck provided us with upfront payments and research and development funding to support our completion of the Phase 1 clinical trial for ASONEP. Following the completion of the Phase 1 clinical trial, Merck had the right to assume the development of ASONEP in exchange for a transfer payment. Separately, additional payments of up to $422 million could be made upon achievement of certain development, regulatory, and sales milestones, should ASONEP be approved in multiple indications. The Agreement also provided Merck, contingent upon the occurrence of specified events, with certain rights of first negotiation and rights of first refusal with respect to our next most advanced oncology drug candidate.

In late March 2010, Merck proposed moving forward with the development of ASONEP based on amended terms. On March 23, 2010, our Board of Directors considered the amended terms, and concluded that moving forward with the license agreement on the new terms offered by Merck was not in the best interests of the Company or its stockholders. We notified Merck of our Board’s decision and, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination will be effective April 24, 2010, and upon termination, Merck relinquishes all rights to the ASONEP program. Merck remains obligated under the terms of the Agreement to make all payments, including milestone payments, accrued prior to the effective date of the termination. Merck retains for a period of 12 months certain rights of first negotiation and rights of first refusal with respect to our next most advanced oncology drug candidate.

On March 29, 2010, we announced we completed a Phase 1 clinical trial in which ASONEP was tested in patients having cancer. The trial met its primary endpoint of identifying safe dose levels for investigation in the Phase 2 setting. ASONEP was well tolerated at all dose-levels, ranging from 1 mg/kg to 24 mg/kg. In the dose-escalation phase of the study, three evaluable patients were treated per dose level, with each one receiving four intravenous treatments during the initial evaluation period (generally on days 1, 15, 22, and 29). Patients could continue ASONEP treatment after this initial evaluation period as long as the patient’s disease did not progress. The study also included an extension phase, where six additional patients were dosed at the highest dose (24 mg/kg) using the same dosing guidelines described above.

More than half the patients that completed the initial four-treatment evaluation period showed stable disease. Durable stable disease was observed in several patients. The test results offer considerable flexibility with dose level in future studies because , ASONEP was equally well tolerated across all doses that were tested, other than minor infusion-related reactions observed at the highest dose of 24 mg/kg. Based on ASONEP’s safety profile together with the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP in Phase 2 clinical trials is warranted.

Item 8.01	Other Events

On March 29, 2010, we announced positive summary results of our dose-escalation Phase 1 clinical trial of the investigational drug ASONEP in cancer patients with a wide variety of solid tumors. Study results included demonstration that lymphocyte counts in the vascular space were reduced in a dose-related fashion. As such, we achieved an objective established by Merck, and earned a $2 million payment according to the terms of Agreement with Merck.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, “Executive Officers of Lpath.”

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

ITEM 15.	EXHIBITS

(a)	Financial Statements and Financial Statement Schedules:

The following documents are filed as part of the report:

(1)	The following financial statements of Lpath, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005.

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.4*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.5#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.6	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.6#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.7**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.8**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.9**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

10.10	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.12	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.13##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.14++	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.15++	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.16++	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP (contained in Exhibit 23.1 attached herewith).

23.2	Consent of LevitZacks (contained in Exhibit 23.2 attached herewith).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

*	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference

#	Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference

**	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference

##	Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference

+	Management contract, or compensation plan or arrangement

++	Filed an as exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 29, 2010 by the undersigned thereto.

LPATH, INC.

/s/ Scott R. Pancoast
Scott R. Pancoast, President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2010.

Signature	Title	Date
/s/ Scott R. Pancoast Scott R. Pancoast	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2010

/s/ Gary J. G. Atkinson Gary J. G. Atkinson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2010

/s/ Charles A. Mathews Charles A. Mathews	Director	March 29, 2010

/s/ Donald R. Swortwood Donald R. Swortwood	Director	March 29, 2010

/s/ Jeffrey Ferrell Jeffrey Ferrell	Director	March 29, 2010

/s/ Daniel Petree Daniel Petree	Director	March 29, 2010