Form 10-Q
period 2010-03-31
LPATH, INC
filed 2010-05-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of issuer’s outstanding Class A common stock as of May 12, 2010 was 53,036,434.

LPATH, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,830,565	$6,171,486
Accounts receivable	406,119	341,451
Prepaid expenses and other current assets	172,966	180,652

Total current assets	7,409,650	6,693,589

Equipment and leasehold improvements, net	204,420	238,753
Patents, net	1,044,998	901,026
Deposits and other assets	36,231	36,606

Total assets	$8,695,299	$7,869,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$675,102	$253,252
Accrued compensation	240,827	169,992
Accrued expenses	588,600	745,853
Deferred contract revenue	488,514	659,573
Deferred rent, current portion	35,986	49,990
Leasehold improvement debt, current portion	11,103	15,116

Total current liabilities	2,040,132	1,893,776

Warrants	3,900,000	4,100,000

Total liabilities	5,940,132	5,993,776

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 53,036,434 and 53,027,308 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	53,036	53,027
Additional paid-in capital	34,487,452	34,267,963
Accumulated deficit	(31,785,321)	(32,444,792)

Total stockholders’ equity	2,755,167	1,876,198

Total liabilities and stockholders’ equity	$8,695,299	$7,869,974

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Grant and royalty revenue	$406,119	$178,765
Research and development revenue under collaborative agreement	3,671,059	2,500,000

Total revenues	4,077,178	2,678,765

Expenses:
Research and development	2,713,003	1,917,639
General and administrative	929,851	1,020,219

Total expenses	3,642,854	2,937,858

Income (loss) from operations	434,324	(259,093)

Other income, net	25,147	25,087
Change in fair value of warrants	200,000	800,000

Total other income	225,147	825,087

Net income	$659,471	$565,994

Earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average shares outstanding used in the calculation
Basic	54,542,319	53,624,399
Diluted	56,509,817	55,960,229

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$659,471	$565,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	219,498	189,368
Change in fair value of warrants	(200,000)	(800,000)
Depreciation and amortization	38,865	39,184
Deferred rent expense	(14,004)	(12,538)
Foreign currency exchange gain	(28,313)	(7,980)
Changes in operating assets and liabilities:
Accounts receivable	(64,668)	477,456
Prepaid expenses and other current assets	7,686	13,040
Accounts payable and accrued expenses	363,745	(393,542)
Deferred contract revenue	(171,059)	(1,000,000)
Deposits and other assets	375	175

Net cash provided by (used in) operating activities	811,596	(928,843)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(1,958)	(13,868)
Patent expenditures	(146,546)	(120,364)

Net cash used in investing activities	(148,504)	(134,232)

Cash flows from financing activities:
Proceeds from options and warrants exercised	—	30,476
Repayments of leasehold improvement debt	(4,013)	(3,705)

Net cash (used in) provided by financing activities	(4,013)	26,771

Net increase (decrease) in cash	659,079	(1,036,304)

Cash and cash equivalents at beginning of period	6,171,486	7,775,593

Cash and cash equivalents at end of period	$6,830,565	$6,739,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,544	$6,307

Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(200,000)	$(800,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2009 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Recent Authoritative Guidance

Milestone Method of Revenue Recognition. In March 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company has been accounting for milestones in accordance with this new guidance. Consequently there will be no effect that this guidance will have on Lpath’s consolidated financial position, results of operations and cash flows.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures. ASU No. 2010-06 provides for more robust disclosures about the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3. ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within that fiscal year. The adoption of ASU No. 2010-06 did not impact the Company’s financial position or results of operations.

Note 2 – GOING CONCERN UNCERTAINTY

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

While the company had cash totaling $6,830,565 as of March 31, 2010, the cost of its ongoing drug discovery and development efforts, including general and administrative expenses, are expected to consume between $6 and $9 million during the remainder of 2010. The company believes that its existing cash together with expected funding from NIH Grants and the remaining amount due under the Merck Agreement during the second quarter of 2010 will be sufficient to meet its projected operating requirements at least through December 2010. The collaboration with Merck terminated effective April 24, 2010. As a result, the company will need to seek additional sources of capital to finance our research and development activities in 2011.

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

Future financings through equity investments may be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to curtail our operations and current business plans.

Note 3 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

On October 28, 2008 (the “Effective Date”), Lpath entered into a License Agreement (the “Merck Agreement”) with Merck KGaA, (“Merck”), pursuant to which Merck agreed to collaborate, through its Merck Serono division, with the company to develop and commercialize ASONEP™, Lpath’s monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers. Pursuant to the terms of the Merck Agreement, the company licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications.

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination was effective April 24, 2010, and Merck relinquished all rights to the ASONEP program. Merck may, under certain circumstances following termination of the Agreement, have a right of first refusal for a period of 12 months to Lpath’s next most advanced oncology drug candidate.

The company accounts for the Merck Agreement as a single unit of accounting. Revenue is recognized using the straight-line method over the remaining term of the agreement. During the three months ended March 31, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1,671,059 and $2,500,000 in 2010 and 2009, respectively. In the first quarter of 2010, Lpath also recognized revenue of $2,000,000 related to the achievement of certain development objectives. As of March 31, 2010, the company had deferred revenue of $488,514 related principally to the upfront payment received from Merck at the inception of the Agreement.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2010	2009
Research and development	$81,796	$(51,052)
General and administrative	137,702	240,420

Total share-based compensation expense	$219,498	$189,368

As of March 31, 2010 there was a total of $1.2 million unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.2 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2010 and 2009.

Note 5 – FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at March 31, 2010 were as follows:

	Fair Value as of March 31, 2010	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Three Months Ended March 31, 2010
Liabilities:
Warrants expiring April - June 2012	$3,000,000	$—	$—	$3,000,000	$200,000

Warrants expiring August 2013	900,000	—	—	900,000	—

	$3,900,000	$—	$—	$3,900,000	$200,000

The unrealized gain for the three months ended March 31, 2010 is included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the three months ended March 31, 2010 for all financial assets and liabilities categorized as Level 3 as of March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2010	$4,100,000
Decrease in fair value of warrants	(200,000)

Warrant liability as of March 31, 2010	$3,900,000

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

Note 6 – EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$659,471	$565,994

Weighted average number of shares used in basic earnings (loss) per share	54,542,319	53,624,399
Additional dilutive shares from the assumed exercise of outstanding:
Options	1,405,905	1,406,962
Restricted stock units	131,336	119,119
Warrants	430,257	809,749

Weighted average number of shares used in diluted earnings per share	56,509,817	55,960,229

Options to purchase 847,000 shares of common stock, warrants to purchase 15,343,549 shares of common stock, and 1,311,500 restricted stock units were outstanding during the quarter ended March 31, 2010 but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 832,100 shares of common stock, warrants to purchase 15,343,549 shares of common stock, and 986,936 restricted stock units were outstanding during the quarter ended March 31, 2009 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified in the 2009 Annual Report in the section entitled “Market Risks.”

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

Lpath has incurred significant net losses since its inception. As of March 31, 2010, Lpath had an accumulated deficit of approximately $31.8 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates. Such losses would be mitigated or offset if we enter into additional licensing agreements, or obtain significant other sources of financing.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended March 31, 2010 was $406,000 compared to $179,000 for the quarter ended March 31, 2009. The increase of $227,000 reflects work on three new grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009.

Research and Development Revenue Under Collaborative Agreement. As described in Note 3 to the financial statements, work continued in the first quarter of 2010 under the Merck Agreement, which terminated on April 24, 2010. During the three months ended March 31, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1,671,000 in 2010 and $2,500,000 in 2009. In the first quarter of 2010, Lpath also recognized revenue of $2,000,000 related to the achievement of certain development objectives. As of March 31, 2010, the company had deferred revenue of $489,000 related principally to the upfront payment made at the inception of the Merck Agreement.

Research and Development Expenses. Research and development expenses increased to $2,713,000 for the first quarter of 2010 from $1,918,000 for the first quarter of 2009, an increase of $795,000. Outside services, consulting, and lab supplies expenses increased by $917,000 in 2010 due to costs incurred to perform 13-week toxicology studies, begin manufacturing the drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP and ASONEP. Employee compensation and benefits expense decreased by $279,000 in 2010 compared to 2009. The decrease is due principally to severance costs incurred in the first quarter of 2009. Stock-based compensation charges increased by $133,000 due principally to adjustments for forfeited restricted stock units that occurred in the first quarter of 2009.

General and Administrative Expenses. General and administrative expenses were $930,000 for the three-month period ended March 31, 2010 compared to $1,020,000 for the same period in 2009, a decrease of $90,000. Stock compensation expense decreased by $103,000 in 2010. This decrease is due principally to the decline in Lpath’s stock price compared to 2009.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $200,000 decrease in fair value of the warrants, and corresponding credit to the results of operations, recognized during the three months ended March 31, 2010 and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities. Through March 31, 2010, Lpath had received net proceeds of approximately $36,400,000 from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008, Lpath began to receive substantial funding from a research and development arrangement with Merck. Through March 31, 2010, Lpath had received $16,500,000 from this collaborative research and development agreement. As of March 31, 2010, Lpath had cash and cash equivalents totaling $6,831,000.

During the quarter ended March 31, 2010, we realized net cash of $812,000 provided from operating activities compared to using $929,000 for operating activities during the quarter ended March 31, 2009. The $1,741,000 increase in net cash provided by operating activities in 2010 was driven primarily by the receipt of $2,000,000 from milestone payment from Merck in connection with our collaborative research and development agreement. Net cash used in investing activities during the quarter ended March 31, 2010 was $149,000 compared to $134,000 during the same period in 2009. Of the amount used for investing activities in 2010, $147,000 was invested in the prosecution of additional patents compared to $120,000 in 2009. In addition, 2010 acquisitions of equipment and leasehold improvements totaled $2,000 in 2010 compared to $14,000 in 2009.

Net cash used in financing activities during the quarter ended March 31, 2010 totaled approximately $4,000 compared to $27,000 provided in the first three months of 2009. We received $30,000 from the exercise of stock options in the first quarter of 2009.

As discussed in Note 2 to the financial statements, we expect that we will need to seek additional sources of capital to finance our research and development activities in 2011. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2009.

Recent Authoritative Guidance

Milestone Method of Revenue Recognition. In March 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company has been accounting for milestones in accordance with this new guidance. Consequently there will be no effect that this guidance will have on Lpath’s consolidated financial position, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1*	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005.

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1*	Amendment to Articles of Incorporation filed December 1, 2005.

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1*	Form of Warrant issued to Western States Investment Corporation for lease guaranty.

4.2*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated June 30, 2005.

4.3*	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005.

4.4*	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated November 30, 2005.

4.5#	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated January 31, 2006.

4.6	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

10.1*	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC.

10.2*	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2.

10.3*	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc.

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5*	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.6#	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc.

10.7**	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006.+

10.8**	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006.+

10.9**	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006.+

10.10	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.12	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.13##	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.14++	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.15++	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.16++	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

14.1#	Code of Ethics of Lpath, Inc.

21.1#	List of Subsidiaries of Registrant.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

*	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference
#	Filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference
**	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference
##	Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference
+	Management contract, or compensation plan or arrangement
++	Filed an as exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: May 12, 2010	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary J.G. Atkinson,
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)