Form 10-Q
period 2010-06-30
LPATH, INC
filed 2010-08-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of issuer’s outstanding Class A common stock as of August 11, 2010 was 53,097,234.

LPATH, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,877,799	$6,171,486
Accounts receivable	17,185	341,451
Prepaid expenses and other current assets	118,329	180,652

Total current assets	5,013,313	6,693,589

Equipment and leasehold improvements, net	169,211	238,753
Patents, net	1,198,821	901,026
Deposits and other assets	35,776	36,606

Total assets	$6,417,121	$7,869,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$841,268	$253,252
Accrued compensation	195,663	169,992
Accrued expenses	1,181,775	745,853
Deferred contract revenue	—	659,573
Deferred rent, current portion	21,981	49,990
Leasehold improvement debt, current portion	7,008	15,116

Total current liabilities	2,247,695	1,893,776

Warrants	2,500,000	4,100,000

Total liabilities	4,747,695	5,993,776

Stockholders’ Equity:
Common stock—$.001 par value; 200,000,000 shares authorized; 53,036,434 and 53,027,308 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	53,036	53,027
Additional paid-in capital	34,716,727	34,267,963
Accumulated deficit	(33,100,337)	(32,444,792)

Total stockholders’ equity	1,669,426	1,876,198

Total liabilities and stockholders’ equity	$6,417,121	$7,869,974

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Grant and royalty revenue	$423,304	$447,333	$17,185	$268,568
Research and development revenue under collaborative agreement	4,659,573	5,000,000	988,514	2,500,000

Total revenues	5,082,877	5,447,333	1,005,699	2,768,568

Expenses:
Research and development	5,469,877	3,682,988	2,756,874	1,765,349
General and administrative	1,905,492	2,087,987	975,641	1,067,768

Total expenses	7,375,369	5,770,975	3,732,515	2,833,117

Loss from operations	(2,292,492)	(323,642)	(2,726,816)	(64,549)

Other income, net	36,947	(37,251)	11,800	(62,338)
Change in fair value of warrants	1,600,000	(3,000,000)	1,400,000	(3,800,000)

Total other income (expense)	1,636,947	(3,037,251)	1,411,800	(3,862,338)

Net loss	$(655,545)	$(3,360,893)	$(1,315,016)	$(3,926,887)

Earnings per share
Basic	$(0.01)	$(0.06)	$(0.02)	$(0.07)
Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.07)

Weighted average shares outstanding used in the calculation
Basic	54,364,570	54,113,969	54,730,537	54,446,480
Diluted	54,364,570	54,113,969	54,730,537	54,446,480

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(655,545)	$(3,360,893)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	448,773	628,486
Change in fair value of warrants	(1,600,000)	3,000,000
Depreciation and amortization	77,082	79,092
Deferred rent expense	(28,009)	(25,076)
Foreign currency exchange gain	(43,983)	59,886
Changes in operating assets and liabilities:
Accounts receivable	324,266	222,888
Prepaid expenses and other current assets	62,323	99,085
Accounts payable and accrued expenses	1,093,592	(759,114)
Deferred contract revenue	(659,573)	(2,000,000)
Deposits and other assets	830	(73)

Net cash used in operating activities	(980,244)	(2,055,719)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(1,958)	(38,925)
Patent expenditures	(303,377)	(247,736)

Net cash used in investing activities	(305,335)	(286,661)

Cash flows from financing activities:
Proceeds from options and warrants exercised	—	32,476
Repayments of leasehold improvement debt	(8,108)	(7,486)

Net cash (used in) provided by financing activities	(8,108)	24,990

Net decrease in cash	(1,293,687)	(2,317,390)

Cash and cash equivalents at beginning of period	6,171,486	7,775,593

Cash and cash equivalents at end of period	$4,877,799	$5,458,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,136	$3,382

Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(1,600,000)	$3,000,000

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated financial information has been prepared by Lpath, Inc. (“Lpath” or “the company”) without audit. The condensed consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2009 included in the company’s Annual Report on Form 10-K. Operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see the company’s more critical accounting policies identified below as well as in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash of $1.3 million during the six months ended June 30, 2010 and $1.6 million during the year ended December 31, 2009. The company expects to continue to incur cash losses from operations during the remainder of 2010. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2010, the company had cash totaling $4.9 million. Additional near-term sources of cash include the recently-awarded $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has two years and $2 million remaining to support ASONEP clinical trials. As they are currently planned, the costs of Lpath’s ongoing drug discovery and development efforts, including general and administrative expenses, would consume between $14 and $19 million through the end of 2011. However, in the event we are unable to obtain additional funding in the second half of 2010, certain planned research and development activities will be deferred or curtailed. Accordingly, if those research and development activities were deferred or curtailed, the company believes that its existing cash, together with its committed grant funding, will be sufficient to meet its operating requirements at least through June 2011. The company is seeking additional funding to finance its research and development activities beyond 2010 and beyond by:

1.	Pursuing additional funding from existing and potential new investors.

2.	Exploring cash-generating opportunities from strategic alliances, including licensing portions of its technology and entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights relating to one or more of its drug discovery or development programs, or relating to specific indications within those programs and, in exchange, receive infusions of cash in the short-term and potentially in the long-term as well.

3.	Investigating opportunities to partner the operation of clinical development programs that would reduce the cost to the Company of those programs.

4.	Continuing to seek additional research grants from the National Institutes of Health or other sources.

Future financings through equity investments may be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. If we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to curtail our operations and current business plans.

Note 3 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

On October 28, 2008 (the “Effective Date”), Lpath entered into a License Agreement (the “Merck Agreement”) with Merck KGaA, (“Merck”), pursuant to which Merck agreed to collaborate, through its Merck Serono division, with the company to develop and commercialize ASONEPTM, Lpath’s monoclonal antibody which is currently being evaluated as a drug candidate for the treatment of certain cancers. Pursuant to the terms of the Merck Agreement, the company licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications.

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

The company accounts for the Merck Agreement as a single unit of accounting. Revenue was recognized using the straight-line method over the remaining term of the agreement. During the six months ended June 30, revenue was recognized related to the upfront licensing fee and initial development funding totaling $2,659,573 and $5,000,000 in 2010 and 2009, respectively. In the first half of 2010, Lpath also recognized revenue of $2,000,000 related to the achievement of certain development objectives.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Research and development	$134,537	$91,472	$52,741	$142,524
General and administrative	314,236	537,014	176,534	296,594

Total share-based compensation expense	$448,773	$628,486	$229,275	$439,118

As of June 30, 2010, there was a total of $1.1 million unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.0 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2010 and 2009.

Note 5 – FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at June 30, 2010 were as follows:

	Fair Value as of June 30, 2010	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Six Months Ended June 30, 2010
Liabilities:
Warrants expiring April - June 2012	$1,900,000	$—	$—	$1,900,000	$1,300,000

Warrants expiring August 2013	600,000	—	—	600,000	300,000

	$2,500,000	$—	$—	$2,500,000	$1,600,000

The unrealized gain for the six months ended June 30, 2010 is included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the six months ended June 30, 2010 for all financial assets and liabilities categorized as Level 3 as of June 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2010	$4,100,000
Decrease in fair value of warrants	(1,600,000)

Warrant liability as of June 30, 2010	$2,500,000

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

Note 6 – Subsequent Event

On July 26, 2010, Lpath was awarded a $3.0 million grant by the National Eye Institute’s (NEI) BRDG-SPAN Program to support Phase II clinical development of Lpath’s iSONEP™ in treating exudative (or wet) AMD and possibly other ocular disorders during the next three years. The NEI’s BRDG-SPAN Program was created to provide grants of up to $3.0 million to accelerate the transition from the development to commercialization of innovative technologies that improve human health, advance the mission of NIH, and create significant economic stimulus. The program also aims to foster partnerships among a variety of R&D collaborators working toward these objectives.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. Our first product candidate, ASONEPTM, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP completed a Phase 1 clinical trial in the first quarter of 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Our second product candidate, iSONEPTM (another formulation of the same S1P-targeted antibody) has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including retinopathy and glaucoma. Our third product candidate, LpathomabTM, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2TM technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

As is discussed further in the Liquidity and Capital Resources section below, Lpath has incurred significant net losses since its inception and has limited funds to support its operations. As of June 30, 2010, Lpath had an accumulated deficit of approximately $33.1 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates. The continuation of our current clinical development plans beyond 2010 is dependent upon our ability to obtain additional funding during the second half of 2010. In the event we are unable to obtain additional funding in 2010, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to June 2011 is dependent on our ability to obtain additional funding.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended June 30, 2010 was $17,000 compared to $269,000 for the quarter ended June 30, 2009. The decrease of $252,000 reflects conclusion of work in the first quarter of 2010 on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009.

Research and Development Revenue under Collaborative Agreement. As described in Note 3 to the financial statements, work under the Merck Agreement terminated on April 24, 2010. During the three months ended June 30, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $1.0 million during the three months ended June 30, 2010. During the corresponding period in 2009, Lpath received research and development funding of $1.5 million and recognized $1.0 million of revenue related to the $4.0 million upfront licensing fee received in November 2008.

Research and Development Expenses. Research and development expenses increased to $2.8 million for the three months ended June 30, 2010 from $1.8 million for the three months ended 2009, an increase of $1.0 million. Outside services, consulting, and lab supplies expenses increased by $1.2 million in 2010 due to costs incurred to perform 13-week toxicology studies, begin manufacturing the drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP.

General and Administrative Expenses. General and administrative expenses were $1.0 million for the three-month period ended June 30, 2010 compared to $1.1 million for the same period in 2009, a decrease of $0.1 million. Stock compensation expense decreased by $0.1 in 2010. This decrease is due principally to the decline in Lpath’s stock price compared to 2009.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1.4 million decrease in fair value of the warrants, and corresponding credit to the results of operations, recognized during the three months ended June 30, 2010 and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009

Grant and Royalty Revenue. Grant and royalty revenue for the six months ended June 30, 2010 was $423,000 compared to $447,000 for the six months ended June 30, 2009. The decrease of $24,000 reflects conclusion of work in 2010 on three grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009.

Research and Development Revenue under Collaborative Agreement. As described in Note 3 to the financial statements, the Merck Agreement terminated on April 24, 2010. During the six months ended June 30, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $2.7 million and $5.0 million during the first half of 2010 and 2009, respectively. In the first six months of 2010, Lpath also recognized revenue of $2.0 million related to the achievement of certain development objectives.

Research and Development Expenses. Research and development expenses increased to $5.5 million for the six months ended June 30, 2010 from $3.7 million for the first half of 2009, an increase of $1.8 million. Outside services, consulting, and lab supplies expenses increased by $2.1 million in 2010 due to costs incurred to perform 13-week toxicology studies of iSONEP in two different species, begin manufacturing the drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP. Employee compensation and benefits decreased by $0.4 million in 2010 compared to 2009 due to reduced staffing.

General and Administrative Expenses. General and administrative expenses were $1.9 million for the six-month period ended June 30, 2010 compared to $2.1 million for the same period in 2009, a decrease of $0.2 million. Stock compensation expense decreased by $0.2 million in 2010. This decrease is due principally to the decline in Lpath’s stock price compared to 2009.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1.6 million decrease in fair value of the warrants, and corresponding credit to the results of operations, recognized during the six months ended June 30, 2010 and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed principally through the private placement of equity and debt securities. Through June 30, 2010, Lpath had received net proceeds of approximately $36.4 million from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008, Lpath began to receive substantial funding from a research and development arrangement with Merck. Through June 30, 2010, Lpath had received $17.0 million from this collaborative research and development agreement. In addition, since its inception Lpath has been awarded grants from the National Institutes of Health totaling approximately $10 million, of which $5 million remains available.

As of June 30, 2010, Lpath had cash and cash equivalents totaling $4.9 million. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The continuation of our current clinical development plans beyond 2010 is dependent upon our ability to obtain additional funding during the second half of 2010. In the event we are unable to obtain additional funding in 2010, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to June 2011 is dependent on our ability to obtain additional funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

During the six months ended June 30, 2010 we used net cash of $1.0 million for operating activities compared to $2.1 million in the six months ended June 30, 2009. The $1.1 million decrease in net cash used by operating activities in 2010 was driven primarily by the receipt, in the first quarter of 2010, of $2.0 million from a milestone payment from Merck, partially offset by increased research and development costs incurred to perform 13-week toxicology studies, begin manufacturing the drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP. Net cash used in investing activities during the six months ended June 30, 2010 was $306,000 compared to $287,000 during the same period in 2009. Of the amount used for investing activities in 2010, $303,000 was invested in the prosecution of patents compared to $248,000 in 2009. In addition, acquisitions of equipment and leasehold improvements amounted to $2,000 during the six-months ended June 30, 2010 compared to $39,000 in 2009.

During the six-moth period ended June 30, 2010 approximately $8,000 was used in financing activities, related to repayment of leasehold improvement debt, while $25,000 was provided from financing activities during the same period of 2009. In the first half of 2009 we received $32,000 from the exercise of stock options.

On July 26, 2010, we were awarded a $3.0 million grant by the National Eye Institute’s BRDG-SPAN Program to support Phase II clinical development of Lpath’s iSONEP™ in treating exudative (or wet) AMD and possibly other ocular disorders during the next three years. The NEI’s BRDG-SPAN Program was created to provide grants of up to $3 million to accelerate the transition from the development to commercialization of innovative technologies that improve human health, advance the mission of NIH, and create significant economic stimulus. The program also aims to foster partnerships among a variety of R&D collaborators working toward these aims.

In July 2010, we submitted two applications for grants from the US Treasury under section 48D of the Internal Revenue Code for qualifying therapeutic discovery projects related to our two drug candidates ASONEP and iSONEP. We understand that such applications will be evaluated and grantees will be notified during the fourth quarter of 2010 regarding the amounts of grants awarded. Although we believe our applications meet the requirements of the program, we have no assurance that any grant will be issued, and we cannot estimate the amount of any such grant.

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

In addition, the accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The company intends to raise additional financing to fund its operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lpath, Inc.

Date: August 12, 2010	/s/ Scott R. Pancoast
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary J.G. Atkinson,
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)