Form 10-Q
period 2010-09-30
LPATH, INC
filed 2010-11-09
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of issuer’s outstanding Class A common stock as of November 9, 2010 was 53,361,901.

LPATH, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,113,686	$6,171,486
Accounts receivable	270,595	341,451
Prepaid expenses and other current assets	90,044	180,652

Total current assets	3,474,325	6,693,589

Equipment and leasehold improvements, net	136,723	238,753
Patents, net	1,269,245	901,026
Deposits and other assets	35,501	36,606

Total assets	$4,915,794	$7,869,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$441,617	$253,252
Accrued compensation	148,883	169,992
Accrued expenses	989,835	745,853
Deferred contract revenue	—	659,573
Deferred rent, current portion	7,976	49,990
Leasehold improvement debt, current portion	2,831	15,116

Total current liabilities	1,591,142	1,893,776

Warrants	4,300,000	4,100,000

Total liabilities	5,891,142	5,993,776

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 53,297,234 and 53,027,308 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	53,297	53,027
Additional paid-in capital	35,027,115	34,267,963
Accumulated deficit	(36,055,760)	(32,444,792)

Total stockholders’ equity (deficit)	(975,348)	1,876,198

Total liabilities and stockholders’ equity (deficit)	$4,915,794	$7,869,974

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Grant and royalty revenue	$1,192,329	$998,367	$769,025	$551,034
Research and development revenue under collaborative agreement	4,659,573	9,343,971	—	4,343,971

Total revenues	5,851,902	10,342,338	769,025	4,895,005

Expenses:
Research and development	6,625,466	5,382,133	1,155,589	1,699,145
General and administrative	2,613,620	2,822,309	708,128	734,322

Total expenses	9,239,086	8,204,442	1,863,717	2,433,467

Loss from operations	(3,387,184)	2,137,896	(1,094,692)	2,461,538

Other income, net	(23,784)	(12,381)	(60,731)	24,870
Change in fair value of warrants	(200,000)	1,900,000	(1,800,000)	4,900,000

Total other income (expense)	(223,784)	1,887,619	(1,860,731)	4,924,870

Net income (loss)	$(3,610,968)	$4,025,515	$(2,955,423)	$7,386,408

Earnings (loss) per share
Basic	$(0.07)	$0.07	$(0.05)	$0.14
Diluted	$(0.07)	$0.07	$(0.05)	$0.13

Weighted average shares outstanding used in the calculation
Basic	54,721,924	54,350,549	54,945,823	54,348,769
Diluted	54,721,924	56,638,516	54,945,823	57,269,169

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,610,968)	$4,025,515
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	737,422	648,066
Change in fair value of warrants	200,000	(1,900,000)
Depreciation and amortization	109,571	121,611
Deferred rent expense	(42,014)	(37,614)
Foreign currency exchange gain	5,725	43,370
Changes in operating assets and liabilities:
Accounts receivable	70,856	105,187
Prepaid expenses and other current assets	90,608	57,406
Accounts payable and accrued expenses	405,513	(1,088,109)
Deferred contract revenue	(659,573)	(2,843,971)
Deposits and other assets	1,105	(909)

Net cash used in operating activities	(2,691,755)	(869,448)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(1,958)	(99,409)
Patent expenditures	(373,802)	(377,258)

Net cash used in investing activities	(375,760)	(476,667)

Cash flows from financing activities:
Proceeds from options and warrants exercised	22,000	35,143
Repayments of leasehold improvement debt	(12,285)	(11,343)

Net cash provided by financing activities	9,715	23,800

Net decrease in cash	(3,057,800)	(1,322,315)

Cash and cash equivalents at beginning of period	6,171,486	7,775,593

Cash and cash equivalents at end of period	$3,113,686	$6,453,278

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$200,000	$(1,900,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated financial information has been prepared by Lpath, Inc. (“Lpath” or “the company”) without audit. The condensed consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2009 included in the company’s Annual Report on Form 10-K. Operating results for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash of $2.7 million during the nine months ended September 30, 2010 and $1.6 million during the year ended December 31, 2009. The company expects to continue to incur cash losses from operations during the remainder of 2010. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2010, the company had cash totaling $3.1 million. Additional near-term sources of cash include the $2.5 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has two years and $2 million remaining to support ASONEP clinical trials. In addition, on November 1, 2010, Lpath was notified by the Internal Revenue Service that it had two qualifying therapeutic discovery projects grants totaling $0.5 million. As they are currently planned, the cost of Lpath’s ongoing drug discovery and development efforts, including general and administrative expenses, would consume between $12 and $16 million through the end of 2011. However, in the event we are unable to obtain additional funding or generate revenue form licensing fees before early 2011, certain planned research and development activities will be deferred or curtailed. If those research and development activities were deferred or curtailed, the company believes that its existing cash, together with its committed grant funding, will be sufficient to meet its operating requirements at least through 2011. The company is seeking additional funding to finance its research and development activities beyond 2010 by:

1.	Pursuing additional funding from existing and potential new investors.

2.	Exploring cash-generating opportunities from strategic alliances, including licensing portions of its technology and entering into corporate partnerships or collaborations. In such transactions, Lpath could transfer certain rights relating to one or more of its drug discovery or development programs, or relating to specific indications within those programs and, in exchange, receive infusions of cash in the short-term and potentially in the long-term as well.

3	Investigating opportunities to partner the operation of clinical development programs that would reduce the cost to the company of those programs.

4.	Continuing to seek additional research grants from the NIH or other sources.

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

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2,000,000. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, on March 25, 2010, Merck notified us of their decision to terminate the License Agreement. Pursuant to the terms of the Agreement, the termination was effective April 24, 2010, and Merck relinquished all rights to the ASONEP program. Merck may, under certain circumstances following termination of the Agreement, have a right of first refusal for a period of 12 months to Lpath’s next most advanced oncology drug candidate.

The company accounted for the Merck Agreement as a single unit of accounting. Revenue was recognized using the straight-line method over the remaining term of the agreement. During the nine months ended September 30, revenue was recognized related to the upfront licensing fee and initial development funding totaling $2,659,573 and $5,000,000 in 2010 and 2009, respectively. In the first half of 2010, Lpath also recognized revenue of $2,000,000 related to the achievement of certain development objectives.

Note 4 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Research and development	$265,275	$81,468	$130,738	$(10,004)
General and administrative	472,147	566,598	157,911	29,584

Total share-based compensation expense	$737,422	$648,066	$288,649	$19,580

As of September 30, 2010, there was a total of $869,000 unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.0 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2010 and 2009.

Note 5 – FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at September 30, 2010 were as follows:

	Fair Value as of September 30, 2010	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Losses during the Nine Months Ended September 30, 2010
Liabilities:
Warrants expiring April - June 2012	$3,300,000	$—	$—	$3,300,000	$100,000

Warrants expiring August 2013	1,000,000	—	—	1,000,000	100,000

	$4,300,000	$—	$—	$4,300,000	$200,000

The unrealized loss for the nine months ended September 30, 2010 is included on the statement of operations as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the nine months ended September 30, 2010 for all financial assets and liabilities categorized as Level 3 as of September 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2010	$4,100,000
Increase in fair value of warrants	200,000

Warrant liability as of September 30, 2010	$4,300,000

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

Note 6 – Subsequent Event

On November 1, 2010, Lpath received notification from the U.S. Internal Revenue Service (IRS) that it was approved to receive two grants in the amount of $244,479 each for qualified investments in two qualifying therapeutic discovery projects. In July 2010, Lpath applied for grants for to continue the development of two of its drug candidates, ASONEP and iSONEP. After a determination by U.S. Department of Health and Human Services (HHS) that both projects met the definition of a “qualifying therapeutic discovery project,” the IRS certified the qualifying investment and approved the award amount of $244,479 per project, for a total of $488,958 in awards to Lpath. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. Our first product candidate, ASONEP™, is a monoclonal antibody against sphingosine-1-phosphate (S1P). ASONEP completed a Phase 1 clinical trial in the first quarter of 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Our second product candidate, iSONEP™ (another formulation of the same S1P-targeted antibody) has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including retinopathy and glaucoma. Our third product candidate, Lpathomab™, is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

As is discussed further in the Liquidity and Capital Resources section below, Lpath has incurred significant net losses since its inception and has limited funds to support its operations. As of September 30, 2010, Lpath had an accumulated deficit of approximately $36.1 million. Lpath expects its operating losses to increase for the next several years as it pursues the clinical development of its product candidates. The continuation of our current clinical development plans beyond 2010 is dependent upon our ability to obtain additional funding before early 2011 and subsequently. In the event we are unable to obtain additional funding, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to 2011 is dependent on our ability to obtain additional funding.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended September 30, 2010 was $769,000 compared to $551,000 for the quarter ended September 30, 2009. The increase of $218,000 reflects work in 2010 on a new National Institutes of Health (“NIH”) grant awarded on July 26, 2010 for the development of iSONEP.

Research and Development Revenue under Collaborative Agreement. As described in Note 3 to the financial statements, work under the Merck Agreement terminated on April 24, 2010. During the third quarter of 2009, Lpath received research and development funding of $1.5 million and recognized $1.0 million of revenue related to the $4.0 million upfront licensing fee received in November 2008.

Research and Development Expenses. Research and development expenses decreased to $1.2 million for the three months ended September 30, 2010 from $1.7 million for the third quarter of 2009, a decrease of $0.5 million. Outside services, consulting, and lab supplies expenses decreased by $0.5 million in 2010 as we concluded the phase 1 clinical trials that were begun in 2009.

General and Administrative Expenses. General and administrative expenses were $0.7 million for the three-month periods ended September 30, 2010 and 2009.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the change in fair value of the warrants, and corresponding charge to the results of operations, recognized during the three months ended September 30, 2010 and all future such changes should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

Grant and Royalty Revenue. Grant and royalty revenue for the three quarters ended September 30, 2010 was $1,192,000 compared to $998,000 for the three quarters ended September 30, 2009. The increase of $194,000 reflects work in 2010 on a new NIH grant awarded on July 26, 2010 for the development of iSONEP and three grants awarded to Lpath by the NIH in 2009.

Research and Development Revenue under Collaborative Agreement. As described in Note 3 to the financial statements, the Merck Agreement terminated on April 24, 2010. During the nine months ended September 30, Lpath recognized revenue related to the upfront licensing fee and initial development funding of $2.7 million and $5.0 million during the first half of 2010 and 2009, respectively. Lpath also recognized revenue of $2.0 million related to the achievement of certain development objectives.

Research and Development Expenses. Research and development expenses increased to $6.6 million for the nine months ended September 30, 2010 from $5.4 million for the first three quarters of 2009, an increase of $.9 million. Outside services, consulting, and lab supplies expenses increased by $1.6 million in 2010 due to costs incurred to perform 13-week toxicology studies of iSONEP in two different species, begin manufacturing the drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP. Employee compensation and benefits decreased by $0.5 million in 2010 compared to 2009 due to reduced staffing.

General and Administrative Expenses. General and administrative expenses were $2.6 million for the nine-month period ended September 30, 2010 compared to $2.8 million for the same period in 2009, a decrease of $0.2 million. Compensation expense in 2010 was $0.1 million less than in 2009. Legal fees experienced a $0.1 million decrease in 2010 as well.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the change in fair value of the warrants, and corresponding charge to the results of operations, recognized during the nine months ended September 30, 2010, and all future such changes, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed principally through the private placement of equity and debt securities. Through September 30, 2010, Lpath had received net proceeds of approximately $36.4 million from the sale of equity securities and from the issuance of convertible promissory notes. In the fourth quarter of 2008, Lpath began to receive substantial funding from a research and development arrangement with Merck. Through September 30, 2010, Lpath had received $17.0 million from this collaborative research and development agreement. In addition, since its inception Lpath has been awarded grants from the National Institutes of Health totaling approximately $13 million, of which $4.5million remains available.

As of September 30, 2010, Lpath had cash and cash equivalents totaling $3.1 million. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The continuation of our current clinical development plans beyond 2010 is dependent upon our ability to obtain additional funding before early 2011. In the event we are unable to obtain such additional funding, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to 2011 is dependent on our ability to obtain additional funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

During the nine months ended September 30, 2010 we used net cash of $2.7 million for operating activities compared to $0.9 million in the nine months ended September 30, 2009. The $1.8 million increase in net cash used by operating activities in 2010 was driven primarily by the termination of the Merck agreement in April 2010. Net cash used in investing activities during the nine months ended September 30, 2010 was $0.4 million compared to $0.5 million during the same period in 2009.

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

On November 1, 2010, Lpath received notification from the U.S. Internal Revenue Service (IRS) that it was approved to receive two grants in the amount of $244,479 each for qualified investments in two qualifying therapeutic discovery projects. In July 2010, Lpath applied for grants for to continue the development of two of its drug candidates, ASONEP and iSONEP. After a determination by U.S. Department of Health and Human Services (HHS) that both projects met the definition of a “qualifying therapeutic discovery project,” the IRS certified the qualifying investment and approved the award amount of $244,479 per project, for a total of $488,958 in awards to Lpath. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

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

Under the supervision of our principal executive officer and principal financial officer, and with the participation of members of management, we have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lpath, Inc.

Date: November 9, 2010	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J.G. ATKINSON
Gary J.G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)