Form 10-K
period 2010-12-31
LPATH, INC
filed 2011-03-23
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $0.63 as reported on the Over-the-Counter Bulletin Board on June 30, 2010 is $21,100,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 23, 2010, there were 60,463,642 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2011 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2011 annual meeting of stockholders is scheduled to be held on June 22, 2011. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 31, 2010.

LPATH, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to: our interpretation of the results of the clinical trials for our product candidates; our ability to successfully complete additional clinical trials on a timely basis and obtain regulatory approvals for one or more of our product candidates; the potential biological effects and indications for our product candidates; the market opportunity for our product candidates; our ability to complete additional discover and development activities for drug candidates utilizing our proprietary ImmuneY2 drug discovery process; and our ability to satisfy the terms of our agreement with Pfizer Inc.; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in Item 1A of this report under the heading “Risk Factors,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: demonstrate the safety and efficacy of product candidates at each stage of development; meet applicable regulatory standards and receive required regulatory approvals; meet obligations and required milestones under agreements; manufacture and distribute our products in commercial quantities at reasonable costs; compete successfully against other products; our ability to obtain funds to support our operations; and our ability to obtain and maintain necessary patents or licenses. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate and our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

ii

PART I

ITEM 1.	BUSINESS

Overview

Lpath, Inc. is a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one in pre-clinical evaluation.

iSONEP

iSONEP™ is the ocular formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody. iSONEP is administered by intravitreal injection, and has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability. This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“wet AMD”) and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy, dry AMD, and glaucoma-related surgery.

In 2009, we completed a Phase 1 clinical trial in which iSONEP was evaluated in patients with wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2 mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. Positive biological effects were also observed in some patients in this clinical study, the most common being regression in choroidal neovascularization (“CNV”), which is the underlying cause of the disease that eventually leads to degeneration of the macula. Most of these positive effects appear to be largely independent of the effects seen when patients undergo treatment with the drugs that are the current market leaders for the treatment of wet AMD.

We are currently preparing to begin the next clinical studies of iSONEP in the first half of 2011 to further investigate the biological effects observed in the Phase 1 trial. In the first quarter of 2011, we plan to initiate a Phase 1b/2a clinical trial of iSONEP in patients with retinal pigment epithelium detachment (“PED”), a persistent complication in patients with the occult form of wet AMD. Of the 15 patients in the Phase 1 iSONEP trial, two patients were diagnosed with PED. With a single dose of iSONEP, both of these patients experienced complete resolution of the condition. There is currently no FDA approved treatment for PED. While the small number of patients with this condition in the iSONEP Phase 1 clinical trial makes it difficult to draw any definitive conclusions, we believe, based on advice from our Ocular Advisory Board, that a follow-up study focused specifically on PED patients is warranted. In the second quarter of 2011, we also plan to begin a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED.

In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will be eligible to receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

ASONEP

ASONEP™ is the systemic formulation of sonepcizumab. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was evaluated in very late-stage cancer patients. In that trial, ASONEP was well tolerated at all dose-levels ranging from 1 mg/kg to 24 mg/kg., other than minor infusion-related reactions observed at the highest dose. More than half the patients that completed the initial four-treatment evaluation period showed stable disease, and durable stable disease was observed in several patients. Based on ASONEP’s safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted. We are now working to complete various tasks required to move ASONEP into Phase 2 clinical testing, and are collaborating with Harvard Medical School and other collaborators on plans to conduct one or more Phase 2a clinical trials.

In 2008, we entered into a License Agreement with Merck KGaA, (“Merck”) pursuant to which Merck agreed to collaborate, through its Merck-Serono division, with us to develop and commercialize ASONEP (the “Merck Agreement”). Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck KGaA relinquished all rights to the ASONEP program. However, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months subsequent to the termination date, to Lpath’s then next most advanced oncology drug candidate.

As part of the December 2010 Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpathomab

Lpathomab ™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have two lead humanized mAbs that inhibit LPA. These mAbs are being tested against each other in various models of human disease to determine which of these could be most likely to succeed in clinical trials. The target date to begin testing Lpathomab in clinical trials is 2012.

ImmuneY2™ Technology

We believe we are the only company to have developed functional therapeutic monoclonal antibodies against any bioactive lipid, of which there are estimated to be 1,000 or more. We produced these unique antibodies using our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the ImmuneY2 process to other bioactive lipids that are validated targets for disease treatment, thereby expanding our potential pipeline of novel monoclonal antibody-based drug candidates.

We have a strong intellectual-property position in the bioactive-lipid area, with over 50 issued or pending patents in the United States, with comparable intellectual-property coverage in major foreign countries. Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date include the M.D. Anderson Cancer Center, Johns Hopkins University, Harvard Medical School, the University of Florida College of Medicine, San Diego State University, the French National Centre for Scientific Research and the University of Melbourne, Australia.

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

We believe that we are the leader in developing lipidomic-based therapeutics and humanizing related mAbs. This emerging field of medical science involves two areas of expertise:

1.	An understanding of the role of bioactive lipids in their respective signaling systems so that potentially important targets can be identified: The study of lipidomics is complex, as bioactive lipids have a molecular weight significantly lower than proteins and, unlike proteins, are not water-soluble. As such, many of the measurement and analytical tools that exist in the protein-centric pharmaceutical industry are not effective when dealing with bioactive lipids. Because of our long-standing focus on bioactive lipids as targets for human disease, we are one of the few companies that have developed the expertise and assays to address the unique challenges of lipidomics.

2.	The ability to inhibit the identified bioactive-lipid targets: Bioactive lipids are difficult to inhibit for the same reasons that make them difficult to study—they are extremely small and they are not water-soluble. As such, many companies have tried to generate monoclonal antibodies that inhibit the functional activity of bioactive lipids, only to have failed. We believe we are the only company to have developed functional monoclonal antibodies against bioactive lipids such as S1P or LPA. This capability is based on our proprietary ImmuneY2 technology.

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status

iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD RPE Detachment Other retinal diseases

Phase 1b/2a clinical trial of iSONEP in patients with RPE Detachment expect to begin in the first quarter of 2011.

Phase 2a clinical trial in Wet-AMD patients without RPE Detachment expected to begin in the second quarter of 2011.

Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.

ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer – various tumor types Multiple sclerosis (“MS”)	Phase 1 completed, and planning for Phase 2. Demonstrated in vivo efficacy in validated models of MS.

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Cancer Neuropathic pain Fibrosis	Clinical candidate selection in process. Phase 1 clinical trial targeted to begin in 2012.

iSONEP

iSONEP is the ocular formulation of sonepcizumab, a monoclonal antibody against S1P, a bioactive lipid implicated in the progression of many diseases including various angiogenic-related diseases and inflammatory-oriented indications, multiple sclerosis, and many types of cancer, iSONEP—and ASONEP as well (see below)—acts as a molecular sponge to selectively absorb S1P from blood and from certain tissues.

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

In 2009, we completed a Phase 1 clinical trial in which iSONEP was evaluated in patients with wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2 mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. Positive biological effects were also observed in some patients in this clinical study, the most common being regression in CNV, which is the underlying cause of the disease that eventually leads to degeneration of the macula. Most of these positive effects appear to be largely independent of the effects seen when patients undergo treatment with the drugs that are the current market leaders for the treatment of wet AMD.

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

Another distinctive benefit was the resolution of retinal pigment epithelium detachment (“PED”), a potentially serious condition that is often a part of the pathology of wet AMD. Of two patients that were diagnosed with PED in the Phase 1 trial, both experienced complete or near-complete resolution of the condition — again, with only a single dose of iSONEP.

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

Due to the small sample size, all biological effects described above can only be characterized as possibly correlative at this time; no causal relationship has yet been established, statistically or otherwise.

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

We are currently preparing to begin the next clinical studies of iSONEP in the first half of 2011 to further investigate the biological effects observed in the Phase 1 trial. In the first quarter of 2011, we plan to initiate a Phase 1b/2a clinical trial of iSONEP in patients with RPE Detachment, a persistent complication in patients with the occult form of wet AMD. We expect to begin enrolling that study in the first quarter of 2011. In the second quarter of 2011, we also plan to begin a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without RPE Detachment.

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

In December 2010, we entered into the Pfizer Agreement which provides Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP. Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will be eligible to receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

ASONEP

ASONEP is the systemic formulation of sonepcizumab; as such, it is also a mAb against the bioactive lipid S1P which has been implicated in the progression of various types of cancer and other angiogenic-related and inflammatory-oriented indications. It is well documented in scientific literature that S1P is a key protector of cancer cells when tumors are stressed by radiation or chemotherapy. Many studies have been conducted that demonstrate a strong link between S1P and several prevalent tumor types, including renal cell carcinoma (kidney cancer), leukemia, prostate cancer, neuroblastoma, (a brain tumor), lung cancer, pancreatic cancer, and melanoma (skin cancer).

ASONEP has demonstrated efficacy in preclinical models of several types of human cancers. In addition, the safety profile of ASONEP was extremely favorable throughout a Phase 1 clinical trial as well as in a wide variety of preclinical studies at multiples of anticipated human exposure

We believe ASONEP may be effective in reducing the four major processes of cancer progression: tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death. The other mAbs on the market or in clinical trials of which we are aware generally inhibit only one or two tumor-promoting effects in a broad range of cancers. As such, we believe that ASONEP may have a comparative advantage over other therapeutic antibody approaches for cancer.

Other potential advantages of ASONEP, which are generally related to our unique approach of targeting bioactive lipids (whereas most therapeutic mAbs on the market and in clinical trials are directed against protein targets), include the following:

a)	ASONEP’s preclinical data may be more predictive of success in the clinic than typical protein-targeted drug candidates. Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans), which is not the case for protein targets. This possibly provides for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human clinical significance.

b)	Cancer cells (and other pathogenic cell types) may not as easily “escape therapy” by mutating around the therapy. When the target is a protein, cancerous cells can “escape therapy” by mutating around the therapy; they do this either (i) through a form of natural selection, by “selecting” the isoform of the protein that the drug has least efficacy against, or (ii) by making a new version of the protein that the drug is less effective against (and cancer cells have already proven to be highly likely to mutate). S1P, on the other hand, has no isoforms (or splice variants) so the natural selection process described above cannot occur. In addition, the second approach described above is highly unlikely to occur because cells are programmed to produce proteins and not lipids.

c)	Antibodies that bind to lipids may be able to attain certain efficiencies and potencies that protein-targeted antibodies cannot attain. A typical antibody usually binds and inhibits one (in some cases, two) protein targets. Lipids are so small, by contrast, that each antibody can bind and inhibit two or more such lipid molecules, providing certain efficacies and potencies that typical antibodies cannot attain.

d)	ASONEP has greater binding affinity than other antibodies. The affinity of ASONEP (i.e., the “strength” of binding to its target, S1P) is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

ASONEP has demonstrated favorable results in disease models for clinical indications other than cancer. In a recent preclinical study conducted at Harvard Medical School using ASONEP in an Experimental Autoimmune Encephalomyelitis (EAE) model of Multiple Sclerosis, ASONEP performed favorably compared against FTY720, a Novartis compound that was recently approved by the FDA as a treatment for Multiple Sclerosis. Further studies of ASONEP as a possible treatment for Multiple Sclerosis are planned to fully assess its potential for this indication.

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

More than half the patients that completed the initial four-treatment evaluation period showed stable disease. Durable stable disease was observed in several patients. The test results offer considerable flexibility with dose level in future studies because , ASONEP was equally well tolerated across all doses that were tested, other than minor infusion-related reactions observed at the highest dose of 24 mg/kg. Based on ASONEP’s safety profile together with the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP in Phase 2 clinical trials is warranted. We are now working to complete various tasks required to move ASONEP into Phase 2 clinical testing, and are collaborating with Harvard Medical School and other collaborators on plans to conduct one or more Phase 2a clinical trials.

In October 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KgaA, (“Merck”) pursuant to which Merck agreed to collaborate, through its Merck Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Agreement, the termination was effective on April 24, 2010. Upon termination Merck KGaA relinquished all rights to the ASONEP program. However, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months subsequent to the termination date, to Lpath’s then next most advanced oncology drug candidate. We received a total of $17.0 million from Merck during the term of the Agreement.

As part of the December 2010 Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpathomab

Our drug discovery team, using our proprietary ImmuneY2 technology, was the first, we believe, to generate functional mAbs against lysophosphatidic acid (“LPA”). LPA has long been recognized in the literature as a key factor in a variety of diseases. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain, and plays a key role in pulmonary fibrosis. Because of its potentially significant role in a number of diseases, including pain, fibrosis, and cancer, many other companies have tried, unsuccessfully, to create an antibody against LPA.

We have two lead humanized mAbs that inhibit LPA. We have humanized and optimized both of these drug candidates and are in the process of testing them head-to-head to determine which of the two will move ahead into Investigational New Drug (“IND”) -enabling activities. Following selection of the strongest anti-LPA drug candidate, we plan to proceed with the activities required to file an IND with the U.S. Food and Drug Administration. The target date to begin testing Lpathomab in human clinical trials is in 2012.

Business Strategy

With our long-standing focus on bioactive lipids as targets for human disease, we have developed an expertise involving various tools and technologies that positions us as a leader in the emerging category of lipidomic-based therapeutics. We intend to leverage this expertise by using our proprietary ImmuneY2 drug-discovery engine to add novel bioactive-lipid-oriented product candidates to our therapeutic pipeline. In addition, we will consider licensing in technologies and compounds that further leverage our unique expertise and related intellectual property.

Manufacturing, Development, and Commercialization Strategy

We have outsourced current Good Laboratory Practices (“cGLP”) preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. Manufacturing is only outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $7.8 million and $6.6 million in fiscal years 2010 and 2009, respectively.

Market and Competitive Considerations

The Wet-AMD Market

AMD is the leading cause of severe vision loss and blindness among older Americans and currently affects more than 15 million people; there are estimated to be three times this many cases each year on a worldwide basis. Some estimates show that nearly one-third of all Americans 75 years of age or older have at least some form of AMD. Although wet AMD affects only ~10% of patients with AMD, it is responsible for ~80% of the cases among patients with severe vision loss. The World Health Organization (WHO) believes that the number of people over age 60 will double over the next 16 years; leading to an increased number of AMD cases and an even larger market opportunity.

The current market leaders are the VEGF inhibitors, Lucentis® and (off-label) Avastin®. Annual revenue (U.S.) for Lucentis in 2010 was $1.5 billion, despite significant cannibalization by the off-label use of Avastin (estimated to be 50% to 60%). This off-label use is motivated by a virtually indistinguishable therapeutic index (safety and efficacy) between the two drugs but a significant cost differential. It is estimated that greater than 90% of wet AMD patients will be administered either Lucentis or Avastin.

The mAb Antibody Market and Cancer

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

Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the incidence of the disease, nor has it significantly increased the survival rate or reduced the duration of treatment for many cancer patients. According to Cancer Statistics 2009, published by the American Cancer Society, there are still approximately 1.5 million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone. Thus, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat many forms of the disease remain elusive. Further, traditional therapeutic agents are commonly plagued with severe side effects. Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer. Among these new “innovative therapies” are gene therapy and therapeutic proteins such as mAbs, now including those against bioactive lipids.

The first mAb used clinically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997. Since then, the sales level of this antibody has reached more than $6 billion per year. In addition, Roche’s newer mAb, Avastin, has also achieved annual sales in excess of $6 billion. These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, more than 20 other mAbs have since been approved for marketing, including seven that are approved for cancer. The success of these products, as well as the reduced cost and time to develop mAbs when compared with small molecules, has made mAb therapeutics the second largest category of drug candidates behind small molecules. Further, the specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity. For cancer alone, there are currently approximately 300 industry antibody R&D projects with more than 50 companies involved in developing new cancer-antibody therapeutics. In the face of this substantial competition, we are uniquely poised to use the advantages of antibody therapeutics against an entirely new class of promising targets — bioactive lipids.

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and better funded companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same signaling pathways, or patient or subject population. Therefore, our lead products, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than ours, for whatever reason, then our sales could be lower than that of competing products, if we are able to generate sales at all.

Collaborative Arrangements

Pfizer Inc.

In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate, which is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ocular disorders. iSONEP is scheduled to begin a Phase 1b clinical trial in wet AMD patients with Pigment Epithelial Detachment (PED), a complication of wet AMD, in the first quarter of 2011 and a Phase 2a clinical trial in wet AMD patients in the second quarter of 2011.

Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer.

Merck KGaA

As stated above, we entered into the Merck Agreement with Merck KGaA, pursuant to which Merck agreed to collaborate, through its Merck Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. Under the terms of the Merck Agreement, Merck paid us a total of $17.0 million, including $5.0 million in 2008, $8.0 million in 2009, and $4.0 million in 2010. These amounts included an up front license fee, milestone payments, and ongoing research and development support.

In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck KGaA relinquished all rights to the ASONEP program. However, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months subsequent to the termination date, to Lpath’s then next most advanced oncology drug candidate.

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

Under the terms of the second license from Lonza, identified as the “License Agreement,” Lonza granted us a non-exclusive license with rights to use, and to authorize sublicenses to use, Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

In 2005, we entered into a collaboration agreement with AERES Biomedical Limited (“AERES”) to humanize our sonepcizumab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying sonepcizumab antibodies originally generated in mice for potential human acceptance in a clinical trial. The expenses incurred under this contract totaled approximately $834,000. The work performed by AERES was successfully completed in 2006. We could owe certain contingent amounts when and if ASONEP or iSONEP passes through the various levels of the FDA drug-candidate-review and approval processes. In 2008, we paid AERES $150,000 for the first milestone payable under the agreement, which was triggered by the filing of the ASONEP IND. AERES will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of ASONEP or iSONEP.

DataMabs LLP

In 2007, we entered into a collaboration agreement with DataMabs LLP (“DataMabs”) to assist us in humanizing the Lpathomab monoclonal antibody. The expenses incurred to complete the work under this contract totaled $200,000. The work performed by DataMabs was successfully completed in 2007, and we completed the humanization project in early 2008. We could owe certain contingent amounts when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes. DataMabs will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad and deep intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes more than 50 issued or pending patents in the United States, with corresponding applications in major foreign countries. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Lpath’s intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.

Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all product manufacturing to contract manufacturers of clinical drug products that operate manufacturing facilities in compliance with cGMP. We will supervise these activities and may seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and other characteristics.

In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. (“Laureate”) for the production of ASONEP and iSONEP. Pursuant to the terms of the agreement, Laureate has performed cell-line development, cell-line optimization, and upstream and downstream process development, followed by cGMP manufacture of ASONEP and iSONEP for use in clinical trials. The agreement was amended to extend the termination to December 31, 2010. We are in the process of negotiating an additional extension to this agreement to cover manufacturing activities in 2011. We may terminate the agreement at any time in our discretion by giving Laureate 90 days prior written notice.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacturing, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our product candidates (and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of an New Drug Application (“NDA”); and

•	FDA review and approval, or otherwise, of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on an expeditious basis, if at all. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with cGLP regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

We are required to submit the results of our preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study. Each IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase 1: The drug is initially introduced into human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion (“ADME”).

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

We cannot be certain that we will successfully initiate or complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, we also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

The review process may be significantly extended by FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often also are subject to inspections prior to NDA approval to assure compliance with cGMPs and with manufacturing commitments made in the relevant marketing application.

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2011, that fee is $1,542,000. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for our lead products (or any other products we may develop, acquire, or in-license) on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

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

Our product candidates are also subject to a variety of state laws and regulations in those states or localities where our lead products (and any other products we may develop, acquire, or in-license) are manufactured or marketed. Any applicable state or local regulations may hinder our ability to market our lead products (and any other products we may develop, acquire, or in-license) in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.

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

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, relationships with treating physicians, data protection, the export of products to certain countries, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations now or in the future. We cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

Employees

As of March 12, 2011, we employed 18 individuals, of whom 10 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

Executive Officers of Lpath

The following sets forth certain information regarding our executive officers as of March 12, 2011:

Name	Age	Position
Scott R. Pancoast	53	President and Chief Executive Officer
Roger A. Sabbadini, Ph.D.	64	Vice President, Chief Scientific Officer
Gary J.G. Atkinson	59	Vice President, Chief Financial Officer

Scott R. Pancoast

Chief Executive Officer, President, and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005 and as a Director of Lpath since 1998. Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (WSIC), a private San Diego venture capital fund. He has served as the CEO or interim CEO for six start-up companies, and has been a member of the boards of directors for over 15 companies, including two public companies. Mr. Pancoast previously served on the board of directors of iVOW, Inc., a publicly-traded company. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President — Operations and Chief Financial Officer. He is a graduate of the Harvard Business School and the University of Virginia.

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

Gary J. G. Atkinson

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

SEC Filings; Internet Address; Trademarks

Our Internet address is www.lpath.com. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available free of charge on our website, www.lpath.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC’s website, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

iSONEP™,ASONEP™ Lpathomab ™, ImmuneY2™ and our logo are our trademarks. This prospectus also includes trademarks, trade names and service marks that are the property of other organizations.

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

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $24.6 million in revenues through December 31, 2010 from grants and license agreements to support our research and development activities. In December 2010, we entered into the Pfizer Agreement under which Pfizer agreed to provide us with an upfront payment of $14 million in addition to sharing the cost of the planned Phase 1b and Phase 2a trials for iSONEP. We have a history of significant net losses, and we used net cash of $3.6 million during fiscal 2010 and net cash of $1.1 during fiscal 2009 to support our operations. As of December 31, 2010, we had an accumulated deficit of approximately $37.0 million. We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates. We cannot provide you any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot assure you that Pfizer will not terminate the Pfizer Agreement, or that Pfizer will exercise its option for worldwide commercial rights to iSONEP. Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities beyond 2012.

As they are currently planned, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $25 and $35 million from the beginning of 2011 through the end of 2012. As of December 30, 2010, we had an available cash balance of approximately $6.8 million. In December 2010 we entered into the Pfizer Agreement, under which Pfizer agreed to pay us an upfront payment of $14 million in January 2011, and to share the cost of the planned Phase 1b and Phase 2a trials for iSONEP. Additional near-term sources of cash include $2 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has two years and $2 million remaining to support ASONEP clinical trials. Further, we may receive additional funding to support our operations beyond 2012 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitle us to future payments under the Pfizer Agreement. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2012.

We expect we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure such additional financial resources. Depending upon market conditions, we may not be successful in raising sufficient additional capital to support our long-term requirements. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we will not be able to develop our product candidates on our planned timeline, or at all, and we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected, and we may be required to cease operations.

We may not be successful in maintaining our commercial relationship with Pfizer and our other collaborations may not be successful.

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. However, we cannot assure you that Pfizer will not exercise its rights to terminate the Pfizer Agreement early, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitled us to future payments under the Pfizer Agreement.

Our commercial relationship with Pfizer and the other collaborations we have entered into, or may enter into in the future, may not be successful due to one or more of the following:

•	disputes with respect to payments that we believe are due under a collaboration agreement;

•	disagreements with respect to ownership and use of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

•

termination or non-renewal of the collaboration due to the failure of our product candidate to satisfy required developmental, regulatory or commercial milestones, changes in the collaborator’s business plans or financial health or other competitive or market reasons.

In addition, in any collaborations, we may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

For example, in March 2010, Merck proposed continuing the partnership with Lpath via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or our stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck KGaA relinquished all rights to the ASONEP program. However, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months subsequent to the termination date, to Lpath’s then next most advanced oncology drug candidate.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to develop our product candidates, conduct pre-clinical and clinical trials, obtain regulatory approvals, and create effective sales and marketing capabilities;

•	the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;

•	the costs of maintaining our commercial relationship with Pfizer;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

Our product candidates target lipids, as opposed to proteins, and the FDA has not previously approved any similar product. Thus, we may encounter unexpected safety, efficacy, or manufacturing issues as we seek to obtain regulatory approval, and we may never receive approval from the FDA or other governmental authorities for our drug candidates.

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing. We have limited experience in, and limited resources available for, regulatory and clinical activities. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate will not be completed before 2014 at the earliest. Significant delays may adversely affect our financial results and the commercial prospects for iSONEP™ and ASONEP (or our other potential products or any other products we may acquire or in-license).

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

•

results of clinical trials not yielding sufficiently conclusive favorable data for regulatory agencies to approve the use of our products in development, or any other products we may acquire or in-license;

•	delays, sometimes long delays, in obtaining approval for our product candidates, including, but not limited, to requests for additional clinical trials;

•

changes in the rules and regulations governing the approval process for product candidates such as ours during the testing and review period, which can result in the need to spend time and money for further testing or review;

•	the authorized use of any product, if approved, is more limited than required for commercial success, or approval is conditioned on completion of further clinical trials or other activities; and

•	any approval being withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

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

Although we have applied for many grants and thus far and have been awarded ten of them, the National Institutes of Health (“NIH”) may not in the future find our applications worthy of such grants. In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we exceeded in 2010. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

The manufacturing process of iSONEP, ASONEP, Lpathomab, and any other therapeutic products we may want to evaluate or commercialize involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, and the noncompliance could not be rapidly rectified. In addition, we may not be able to maintain our agreement with any manufacturer we select. For example, our agreement with our existing manufacturer of ASONEP and iSONEP expired by its terms at the end of 2010, and we are currently negotiating an extension of this agreement. There is no assurance that we will be able to renew our agreement with our existing manufacturer on acceptable terms, or at all. Our inability or reduced capacity to have our products manufactured would prevent us from successfully evaluating or commercializing our proposed products. Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our shares.

We have a limited product and technology portfolio at the current time.

Although our clinical drug candidates, iSONEP and ASONEP might ultimately show clinical relevance in multiple disease states, we have assessed their clinical potential only against AMD and cancer, respectively, and only in Phase 1 clinical trials with small numbers of patients or in animal models. There can be no assurance that any of our existing products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build a sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves our initial lead products (or any other product we attempt to commercialize), physicians and patients may not accept and use it. Acceptance and use of any of our future products, if approved, will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our drugs or diagnostic products relative to competing products;

•	availability of reimbursement from government or other healthcare payors for our products; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance, subsequent to approval, would severely harm our business.

Our industry is highly competitive, so even if our products ultimately get approved by the FDA, our success depends on our ability to sustain competitive advantages.

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and, are expected to be increasingly so in the future. Other companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to provide comparable clinical significance. Therefore, our lead products, other products we may develop, or any other products we may acquire or in-license may not be, or may not be perceived to be, the most efficacious (at all or for a majority of patients), the safest, the first to market, or the most economical to make or use. If a competitor’s product is, or is perceived to be, more advantageous than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

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

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our lead products (or our other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products. Such competition will likely cause a reduction in our revenues.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for our drugs or our diagnostic products, if commercialized, the commercial success of our product candidates could be compromised.

Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates, if commercialized, are: experimental or investigational; not medically necessary; not appropriate for the specific patient or clinical indication; or not cost-effective.

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

In addition, the trading price of our common stock has in the past and may continue to fluctuate substantially. Our common stock is subject to fluctuations for many reasons, including the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actions of investors that affect the market price;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	the announcement of collaboration agreements to pursue further clinical development of our drug candidates;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidate or clinical trials;

•	announcements of new products or technologies;

•	regulatory developments in the United States and other countries; and

•	failure of our common stock to be listed quoted on the Nasdaq Stock Market, American Stock Exchange or other national market system.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 200,000,000 shares of common stock. As of December 31, 2010, there were an aggregate of 80,557,819 shares of our common stock issued and outstanding on a fully diluted basis. That total includes 5,538,267 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 14,687,079 shares of common stock that may be issued upon the exercise of outstanding warrants. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

We may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue 15,000,000 shares of preferred stock, without stockholder approval. The preferred stock may have rights that are superior to the rights of the holders of our common stock, at a purchase price then approved by our Board of Directors. The sale or the proposed sale of substantial amounts of our common or preferred stock in the public markets may adversely affect the market price of our common stock and our stock price. Our stockholders may also experience substantial dilution.

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

We have not taken any of the steps necessary to register our Class A common stock with the securities division of any state within the United States.

We have not applied to register our Class A common stock under the laws of any state or other jurisdiction of the United States other than under the U.S. Securities Act of 1933, as amended, nor do we intend to make such an application. Until our common stock is listed for trading on a U.S. national securities exchange, trading in, or the offer and sale of, our common stock will be subject to the securities laws of the various states and jurisdictions of the United States in addition to U.S. federal securities law. These state securities laws cover all secondary trading that could enter a purchaser’s home state. As a result, holders may not resell their shares of common stock in the United States without satisfying the applicable state securities law or qualifying for an exemption therefrom, including the exemptions provided under the U.S. National Securities Markets Improvement Act of 1996. These restrictions and potential costs could be significant burdens to our stockholders seeking to effect resales of our common stock within the United States.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in any debt agreements we may enter into and other factors our board of directors may deem relevant. If we do not pay dividends, your ability to achieve a return on your investment in our company will depend on any future appreciation in the market price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our holders have purchased their common stock.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may adversely affect our operating results, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in our operating results and in the accuracy of our financial reports and could have a material adverse effect on our business and on the price of our common stock.

As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404(b) may be in connection with our financial statements for the year ending December 31, 2011, depending upon the value of our public float as of June 30, 2011. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We believe that we have conformed our internal control procedures to the requirements of Section 404. Although we have developed controls that we believe to be effective, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Furthermore, even with these procedures in place additional weaknesses in our internal control over financial reporting may be discovered. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and investors may lose confidence in our operating results and the price of our common stock could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our administrative offices and research facilities are located in San Diego, California, and we consider them to be in good condition and adequately utilized. We lease approximately 7,300 square feet of laboratory and office space. This lease arrangement expires in May 2011. Approximately 500 square feet of the facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party in any legal proceedings.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 1, 2005, our common stock has traded under the symbol “LPTN.OB” on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-bid prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. The closing price of our common stock on March 10, 2011 was $1.22 per share.

The following table sets forth the high and low last-bid prices for our common stock for the periods indicated, as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First quarter	$1.04	$0.75	$1.10	$0.50
Second quarter	$0.90	$0.44	$1.42	$0.70
Third quarter	$0.79	$0.50	$1.42	$0.78
Fourth quarter	$0.96	$0.70	$1.02	$0.65

As of March 19, 2011, we had approximately 99 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Sharesto be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted- Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,538,267	(1)	$0.57	(2)	3,275,082
Equity compensation plans not approved by security holders	—		—		—

Total	5,538,267		$0.57		3,275,082

(1)	Includes 2,705,432 restricted stock units.
(2)	Excludes 2,705,432 restricted stock units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™ , ASONEP™ , and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (S1P) formulated for treating retinal diseases. iSONEP has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including retinopathy, and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in the first quarter of 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $25 to $35 million over the two year period ending December 31, 2012. This estimate includes the expenses to conduct Phase 1b and 2a clinical trials for iSONEP, as well as to manufacture clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to prepare for preclinical testing of our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Revenue

In December 2010, we entered into an agreement (the “Pfizer Agreement”) providing Pfizer Inc (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP™, our lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ophthalmic disorders. iSONEP is scheduled to begin a Phase 1b clinical trial in wet AMD patients with Pigment Epithelial Detachment (PED), a complication of wet AMD, in the first quarter of 2011 and a Phase 2a clinical trial in wet AMD patients in the second quarter of 2011.

Under the terms of the Pfizer Agreement, Pfizer made a $14 million upfront payment to Lpath in January 2011. In addition, Pfizer agreed to share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP, and Pfizer specified that a designated portion of the upfront payment be used to fund the development of ASONEP™.

In 2010, we recognized $1.4 million related to cost reimbursements and amortization of the upfront payment under the Pfizer Agreement.

In 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KGaA, (“Merck”) pursuant to which Merck agreed to collaborate, through its Merck-Serono division, with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck KGaA relinquished all rights to the ASONEP program. However, Merck may, under certain circumstances, have a right of first refusal, for a period of 12 months subsequent to the termination date, to Lpath’s then next most advanced oncology drug candidate. During the term of the Agreement, we received a total of $17.0 million from Merck, including an upfront license fee, milestone payments, and ongoing research and development support.

Under the Merck collaborative agreement, we recognized revenue related to the upfront licensing fee and initial development funding of $1.7 million, $8.7 million, and $2.7 million in 2008, 2009, and 2010, respectively. In 2009 and 2010, we recognized and received an additional $2.0 million each year related to the achievement of certain ASONEP development objectives.

From the company’s inception through December 31, 2010 we have also generated $6.1 million in revenue from research grants awarded primarily by the National Institutes of Health, and $0.2 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related employee benefits; research supplies and materials; external costs associated with our drug discovery research; and external drug development costs, including preclinical testing and regulatory expenses, manufacturing of material for clinical trials, and the costs of conducting clinical trials. Our historical research and development expenses are principally related to the drug discovery and clinical development efforts in creating and developing our lead product candidates, iSONEP, ASONEP and Lpathomab.

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

Revenue Recognition

Research and Development Revenue Under Collaborative Agreements. We have and may in the future enter into collaborations where we receive non-refundable upfront payments. Generally, these payments are made to secure licenses or option rights to our drug candidates. Non-refundable payments are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

When we receive reimbursement for our research costs under collaborative agreements, such reimbursements are recognized as revenue as the underlying costs are incurred.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2010, we had federal and California net operating loss (“NOL”) carryforwards of approximately $38 million and $33 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2030. In some years, such as 2009 and 2010, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state.

As of December 31, 2010, we also had federal and California research and development tax credit carryforwards of $751,000 and $618,000, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

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

Results of Operations

Years Ended December 31, 2010 and 2009

Grant and Royalty Revenue. Grant and royalty revenue for 2010 increased to $1.8 million from $1.2 million in 2009. The increase of $0.6 million is principally due to the revenue from two grants totaling $0.5 million received under the IRS Qualifying Therapeutic Discovery Project program in November 2010. In addition, our level of activity on studies funded by grants from the National Institutes of Health (“NIH”) increased slightly from 2009 to 2010.

Research and Development Revenue Under Collaborative Agreements. In 2010, we recognized $1.4 million in cost reimbursements and amortization of license option fees under the Pfizer Agreement. As described in Note 2 to the financial statements, the Merck Agreement was terminated in April 2010. We recognized $4.6 and $10.7 million in revenue under the Merck Agreement in 2010 and 2009, respectively. Revenue recognized in 2010 and 2009 pursuant to the Merck Agreement included $2.0 million each year related to the achievement of certain ASONEP development objectives.

Research and Development Expenses. Research and development expenses for 2010 totaled $7.8 million compared to $6.6 million for 2009, an increase of $1.2 million. Outside services, consulting, and lab supplies expenses increased by $1.5 million in 2010 due to expenses incurred to perform 13-week toxicology studies of iSONEP in two different species, to manufacture the drug supplies required for the planed iSONEP Phase 1b and Phase 2a clinical trials, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP. Employee compensation and benefits decreased by $0.6 million in 2010 compared to 2009 due to reduced staffing. Stock-based compensation charges increased by $0.3 million due principally to 2010 restricted stock awards.

General and Administrative Expenses. General and administrative expenses were $4.5 million for the year ended December 31, 2010 compared to $3.5 million for 2009, an increase of $1.0 million. Consulting and legal costs increased by $0.5 million due to costs incurred in 2010 to negotiate the new collaboration agreement with Pfizer. Compensation expense increased by $0.3 million in 2010 due principally to year-end bonuses awarded for achievement of 2010 objectives. Stock compensation expense increased by $0.2 million in 2010. This increase is due principally to awards of common stock, restricted stock units, and warrants in 2010.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value outstanding warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is our stock price. Our stock has been thinly traded and relatively small transactions can impact our quoted stock price significantly. As a result, our stock price volatility factor is approximately 103%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. We caution that the $100,000 increase in fair value of the warrants, and corresponding charge to the results of operations, recognized during 2010 and 2009, and all such changes in the future, should not be given undue importance when considering our financial condition and our results of operations. We do not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by us.

Liquidity and Capital Resources

Since our inception, our operations have been principally financed through the private placement of equity and debt securities. Through December 31, 2010, we had received net proceeds of approximately $41.1 million from the sale of equity securities and from the issuance of convertible promissory notes. Other significant sources of funding have been corporate partnerships with pharmaceutical companies and grants from the National Institutes of Health (NIH).

Through December 31, 2010, we had received $17.0 million from the Merck Agreement, and in January 2011, we received the initial $14.0 million due under the Pfizer Agreement.

Through December 31, 2010, we had received $6.1 million from grants awarded to us by the NIH. In July 2010, Lpath was awarded a $3.0 million grant by the National Eye Institute’s (“NEI”) BRDG-SPAN Program to support Phase II clinical development of Lpath’s iSONEP in treating wet AMD and possibly other ocular disorders. The NEI’s BRDG-SPAN Program was created to provide grants of up to $3 million to accelerate the transition from the development to commercialization of innovative technologies that improve human health, advance the mission of NIH, and create significant economic stimulus. The program also aims to foster partnerships among a variety of R&D collaborators working toward these aims. As of December 31, 2010, we had received funding of approximately $856,000 from this grant. In June 2009, we were awarded a $3.0 million grant by the Small Business Innovation Research (SBIR) Program sponsored by the National Cancer Institute (NCI). The funds will support the continued clinical development of Lpath’s leading drug candidate, ASONEP. The award was made under provisions of SBIR’s “bridge” award program, which provides grants of up to $1 million per year for up to three years to innovative small businesses for developing and commercializing novel technologies or products designed to prevent, diagnose, or treat cancer. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested as a treatment for cancer. As of December 31, 2010, we had received funding of approximately $1,000,000 from this grant.

During the year ended December 31, 2010, we used net cash of $3.6 million for operating activities compared to $1.1 million in the year ended December 31, 2009. The $2.5 million increase in net cash used in operating activities in 2010 was driven primarily by reduced funding from the Merck Agreement that was terminated in April 2010, combined with increases in operating expenses, as described above.

Net cash used in investing activities during 2010 was $469,000 compared to $570,000 in 2009. This decrease was due to a reduction of $108,000 in the amount invested in capital equipment. The most significant element of investing activities in both 2009 and 2010 was the amount we invested to support and strengthen our intellectual property position. Expenditures for patent prosecution and maintenance amounted to $467,000 in 2010, compared to $460,000 in 2009.

Net cash provided from financing activities during 2010 totaled approximately $4.7 million compared to $20,000 in 2009. The primary difference between 2009 and 2010 was due to the $4.7 million we received from the private placement of common stock and warrants in November 2010.

We have entered into various agreements with third parties to perform specialized drug discovery tasks, license proprietary technology, manufacture product candidates, conduct preclinical and clinical studies, and provide analytical services. Our payment obligations under these agreements depend upon the progress of our discovery and development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements. In one such arrangement, we have entered into a collaboration agreement with a biomedical research company to utilize their proprietary processes to assist us in preparing our lead drug candidate for clinical trials. Under the terms of that collaboration agreement, we are obligated to make additional milestone payments and specified royalty payments upon the achievement of certain product-development events and commercialization objectives. Under the terms of a license agreement with another biomedical research company an annual license fee of approximately £300,000 (approximately $460,000 at December 31, 2010) may accrue when Lpath utilizes the licensed technology in the manufacture of drug substance to be used in clinical trials. That license agreement further provides that payment of this license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials. While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase 2 clinical trials, management believes that it is likely that payment of this fee will occur prior to December 2011. Accordingly, a liability for this amount has been accrued and the ultimate payment of this amount is included in accrued expenses on our balance sheet. Other deferred license fees, milestone payments and royalty payments under our various agreements are not included in the table above because we cannot, at this time, determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

As they are currently planned, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $25 and $35 million from the beginning of 2011 through the end of 2012. As of December 30, 2010, we had an available cash balance of approximately $6.8 million. In December 2010 we entered into the Pfizer Agreement, under which Pfizer agreed to provide us with an upfront payment of $14 million in addition to sharing the cost of the planned Phase 1b and Phase 2a trials for iSONEP. Additional near-term sources of cash include $2 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has two years and $2 million remaining to support ASONEP clinical trials. We believe our cash on hand as of December 31, 2010 plus the $14 million upfront payment made by Pfizer in January 2011 together with amounts to be received from the Pfizer collaboration agreement and NIH grants should be sufficient to fund our ongoing research and development activities, as currently planned, through 2012.

In addition, we may receive additional funding to support our operations beyond 2012 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2012.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, license agreements, and the proceeds of offerings of our equity and debt securities. However, we may not be successful in obtaining cash from new or existing collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2010 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective the first day of its fiscal 2009, the Company adopted Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.”

/s/ Moss Adams LLP

San Diego, California
March 23, 2011

LPATH, INC.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,803,506	$6,171,486
Accounts receivable	15,390,277	341,451
Prepaid expenses and other current assets	166,682	180,652

Total current assets	22,360,465	6,693,589
Equipment and leasehold improvements, net	111,403	238,753
Patents, net	1,331,612	901,026
Deposits and other assets	35,542	36,606

Total assets	$23,839,022	$7,869,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$488,557	$253,252
Accrued compensation	637,883	169,992
Accrued expenses	1,630,280	745,853
Deferred contract revenue, current portion	6,665,000	659,573
Deferred rent, current portion	—	49,990
Leasehold improvement debt, current portion	—	15,116

Total current liabilities	9,421,720	1,893,776

Deferred contract revenue, long-term portion	7,210,000	—
Warrants	4,200,000	4,100,000

Total liabilities	20,831,720	5,993,776

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 60,338,029 and 53,027,308 issued and outstanding at December 31, 2010 and 2009, respectively	60,338	53,027
Additional paid-in capital	39,993,930	34,267,963
Accumulated deficit	(37,046,966)	(32,444,792)

Total stockholders’ equity	3,007,302	1,876,198

Total liabilities and stockholders’ equity	$23,839,022	$7,869,974

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2010	2009
Revenues:
Grant and royalty revenue	$1,803,046	$1,235,510
Research and development revenue under collaborative agreements	6,032,506	10,673,760

Total revenues	7,835,552	11,909,270

Expenses:
Research and development	7,819,545	6,628,200
General and administrative	4,504,802	3,479,326

Total expenses	12,324,347	10,107,526

Income (loss) from operations	(4,488,795)	1,801,744

Other income, net	(13,379)	(18,734)
Change in fair value of warrants	(100,000)	2,200,000

Total other income (expense)	(113,379)	2,181,266

Net income (loss)	$(4,602,174)	$3,983,010

Earnings (loss) per share
Basic	$(0.08)	$0.07
Diluted	$(0.08)	$0.07
Weighted average shares outstanding used in the calculation
Basic	55,765,935	54,177,677
Diluted	55,765,935	56,825,586

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance, January 1, 2009	52,657,911	$52,657	$43,144,945	$(39,627,802)	$3,569,800
Cumulative effect of change in accounting principle			(9,500,000)	3,200,000	(6,300,000)
Stock options exercised	310,372	311	35,501		35,812
Stock-based compensation	59,025	59	587,517		587,576
Net income				3,983,010	3,983,010

Balance, December 31, 2009	53,027,308	53,027	34,267,963	(32,444,792)	1,876,198
Common stock and warrants issued for cash, net of issuance costs	6,978,128	6,978	4,671,002		4,677,980
Stock options exercised	230,000	230	23,270		23,500
Stock-based compensation	102,593	103	1,031,695		1,031,798
Net loss				(4,602,174)	(4,602,174)

Balance, December 31, 2010	60,338,029	$60,338	$39,993,930	$(37,046,966)	$3,007,302

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,602,174)	$3,983,010
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,031,798	587,576
Change in fair value of warrants	100,000	(2,200,000)
Depreciation and amortization	165,304	176,690
Deferred rent expense	(49,990)	(51,130)
Foreign currency exchange gain	(14,595)	47,970
Changes in operating assets and liabilities:
Accounts receivable	(15,048,826)	314,770
Prepaid expenses and other current assets	13,970	24,211
Accounts payable and accrued expenses	1,602,218	(1,266,178)
Deferred contract revenue	13,215,427	(2,673,760)
Deposits and other assets	1,064	2,055

Net cash used in operating activities	(3,585,804)	(1,054,786)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(1,958)	(109,567)
Patent expenditures	(466,582)	(460,288)

Net cash used in investing activities	(468,540)	(569,855)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	4,677,980	—
Proceeds from options and warrants exercised	23,500	35,812
Repayments of leasehold improvement debt	(15,116)	(15,278)

Net cash provided by financing activities	4,686,364	20,534

Net increase (decrease) in cash	632,020	(1,604,107)
Cash and cash equivalents at beginning of period	6,171,486	7,775,593

Cash and cash equivalents at end of period	$6,803,506	$6,171,486

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$100,000	$(2,200,000)

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Note 1 – THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lpath, Inc. (“Lpath,” “we,” or “company”) is a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one in pre-clinical evaluation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all depository institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). That unlimited insurance coverage will terminate on December 31, 2012. Accounts at FDIC-insured institutions not covered by the Dodd-Frank legislation are insured by the FDIC up to $250,000.

The company invests its excess cash in money market mutual funds and in certificates of deposit of federally insured financial institutions. The company has established guidelines relative to diversification of its cash investments and their maturities that are intended to secure safety and liquidity. To date, the company has not experienced any impairment losses on its cash equivalents.

The Company has not experienced any losses on its deposits of cash and cash equivalents, short-term and long-term investments.

The company’s accounts receivable are derived from entities located in the United States. The company performs ongoing credit evaluation of its debtors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the company has not recorded an allowance for doubtful accounts.

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

Long-Lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $23,567 and $11,973 in 2010 and 2009, respectively.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent. Lease incentives, including tenant improvement allowances, are also recorded to deferred rent and amortized on a straight-line basis over the lease term.

Stock-Based Compensation Expense

Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Compensation issued to non-employees is periodically remeasured and income or expense is recognized during their vesting terms.

Revenue Recognition

Lpath has and may in the future enter into collaborations where we receive non-refundable up-front payments; generally. Generally, these payments secure licenses to Lpath drug candidates. Non-refundable payments are recognized as revenue when the company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and the company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. The company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting, and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

When the company receives reimbursement for our research costs under collaborative agreements, such reimbursements are recognized as revenue as the underlying costs are incurred.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue, as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

Grant Revenue. Lpath’s primary source of revenue to date has been research grants received from the National Institutes of Health. Lpath recognizes grant revenue as the related research expenses are incurred, up to contractual limits. Included under this caption are receipts in November 2010 from two grants totaling $489,000 under the IRS Qualifying Therapeutic Discovery Project program.

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

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $54,786 and $62,803 in 2010 and 2009, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2010 and 2009.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2010 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2010 and 2009, Lpath had no reportable differences between net income (loss) and comprehensive income (loss) per share data.

Per Share Data

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common dilutive equivalent shares, such as stock options, restricted stock units, restricted stock awards, warrants, and convertible securities, outstanding during the period.

Note 2 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders. iSONEP is scheduled to begin a Phase 1b clinical trial in wet AMD patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD, in the first quarter of 2011 and a Phase 2a clinical trial in wet AMD patients in the second quarter of 2011.

Under the terms of the agreement, Pfizer will provide Lpath with an up-front option payment of $14 million in addition to sharing the cost of the planned Phase 1b and Phase 2a trials. Such upfront payment was received in January 2011. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP’s efficacy and safety in cancer patients.

In 2010, we recognized $1.4 million as cost reimbursements and amortization of option fees under the Pfizer agreement.

Work under the 2008 License Agreement with Merck concluded in April 2010. Merck paid Lpath research and development funding of $2,000,000 in 2010 and $6,000,000 in 2009, which we used to support development activities related to ASONEP, including our Phase 1 clinical trial. In addition Merck paid us $2,000,000 upon the achievement of certain ASONEP development objectives in March 2010 and August 2009. As of December 31, 2010, we had received a total of $17,000,000 from Merck under the terms of this arrangement.

In connection with the termination of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company has received payment from Merck KGaA in the first quarter of 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement.

Under the Merck collaborative agreement, we recognized revenue related to the up-front licensing fee and initial development funding of $2,659,573 and $8,673,760 in 2010 and 2009, respectively. In 2009 and 2010, we recognized and received an additional $2,000,000 in each year related to the achievement of certain ASONEP development objectives.

Note 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2010	2009
Equipment and leasehold improvements
Office furniture and fixtures	$28,909	$28,908
Laboratory equipment	426,798	424,841
Computer equipment and software	139,090	139,090
Leasehold improvements	150,303	150,303

	745,100	743,142
Accumulated depreciation	(633,697)	(504,389)

Equipment, net	$111,403	$238,753

Patents
Patents	$1,415,304	$972,289
Accumulated amortization	(83,692)	(71,263)

Patents, net	$1,331,612	$901,026

Note 5 – FAIR VALUE MEASUREMENTS

The company measures fair value in accordance with the applicable accounting standards in the FASB Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access as of the measurement date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability, or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Recurring Fair Value Estimates

The company’s recurring fair value measurements at December 31, 2010 were as follows:

	Fair Value as of December 31, 2010	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Losses during the Year Ended December 31, 2010
Liabilities:
Warrants expiring April - June 2012	$3,200,000	$—	$—	$3,200,000	$—
Warrants expiring August 2013	1,000,000	—	—	1,000,000	(100,000)

	$4,200,000	$—	$—	$4,200,000	$(100,000)

The unrealized gains for the year ended December 31, 2010 are included on the consolidated income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 3 as of December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2010	$4,100,000
Increase in fair value of warrants	100,000

Warrant liability as of December 31, 2010	$4,200,000

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

Note 6 – RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC (“Lonza”) entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $460,000 at December 31, 2010) may accrue when Lpath utilizes the Lonza technology in the manufacture of drug substance to be used in clinical trials. The License Agreement further provides that payment of this license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials. While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase 2 clinical trials, management believes that it is likely that payment of this fee will occur prior to December 2011. Under the terms of the Research Evaluation Agreement, a license fee is due annually. The company paid Lonza Biologics PLC annual license fees totaling approximately $55,000 and $61,000 during 2010 and 2009, respectively, related to the Research Evaluation Agreement.

In August 2006, Lpath and Laureate Pharma, Inc. (“Laureate Pharma”) entered into a Development and Manufacturing Services Agreement for the development, manufacture and storage of Lpath’s Sonepcizumab monoclonal antibody for use in clinical trials. The company paid Laureate Pharma approximately $937,000 and $527,000 during 2010 and 2009, respectively, related to this agreement.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. No amounts were paid to AERES during 2010 and 2009. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Note 7 – OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

The company entered into two separate Registration Rights Agreements (collectively, the “2007 and 2008 Registration Rights Agreements”) with the investors participating in private placements in 2007 and 2008, respectively. The company met its initial obligations under each of the 2007 and 2008 Registration Rights Agreements when Registration Statements the company filed to register with the Securities and Exchange Commission (the “SEC”) the Class A common stock issued in the respective private placements, together with the Class A common stock to be issued upon exercise of the warrants (collectively, the “2007 and 2008 Registration Statements”) were declared effective by the SEC in 2007 and 2008, respectively. The 2007 and 2008 Registration Rights Agreements also provide that if the respective Registration Statement ceases to remain continuously effective for more than 30 consecutive days, or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period. The 2007 and 2008 Registration Rights Agreements also provide that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested. The company’s obligation to maintain the effectiveness of the 2007 and 2008 Registration Statements will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k).

The company entered into a Registration Rights Agreement (the “2010 Registration Rights Agreement”) with the investors participating in a private placement in 2010. The company met its initial obligations under the 2010 Registration Rights Agreement when a Registration Statements the company filed to register with the Securities and Exchange Commission (the “SEC”) the Class A common stock issued in the private placement, together with the Class A common stock to be issued upon exercise of the warrants (collectively, the “2010 Registration Statement”) was declared effective by the SEC in 2010. The 2010 Registration Rights Agreement also provides that if the Registration Statement ceases to remain continuously effective for more than 30 consecutive days or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.00% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period. The 2010 Registration Rights Agreement also provides that the maximum aggregate liquidated damages payable by the company shall be 6.00% of the aggregate amount invested. The company’s obligation to maintain the effectiveness of the 2010 Registration Statement will continue until the earlier of (i) the date 120 days after none of the holders is an affiliate of the Company, (ii) the date on which all Registrable Securities covered by such Registration Statement have been sold, (iii) the date on which all Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144(b)(1), or (iv) November 16, 2013.

Based on the company’s experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2007 and 2008 Registration Rights Agreements or the 2010 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

Note 8 – STOCKHOLDERS’ EQUITY

Common Stock

In November 2010, the company received gross proceeds of $4,678,000 from the sale of common stock and warrants through a private placement. Lpath issued 6,978,128 shares of Class A common stock at a price of $0.70 per share. Each investor also received warrants to purchase the number of shares of Class A common stock equal to 25% of the number of common shares purchased in this financing. This resulted in the issuance of warrants to purchase a total of 4,018,244 shares of Class A common stock in this transaction. The warrants are exercisable at a price of $1.00 per share and expire on November 16, 2012.

Stock issuance costs related to the private placement were paid in cash and warrants. Cash expenses for this transaction totaled $207,000, including placement agent fees totaling $135,000 and legal and other fees totaling $72,000. In addition, 138,904 warrants were issued to placement agents. These warrants carry an exercise price of $1.00 per share and expire on November 16, 2012.

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.001. As of December 31, 2010 and 2009, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (“the Plan”). There are 10,390,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2010, a total of 3,275,082 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2010	2009
Stock-based compensation expense by type of award:
Stock options	$24,436	$228,394
Restricted stock units	1,007,362	359,182

Total stock-based compensation expense	$1,031,798	$587,576

Effect of stock-based compensation expense on income by line item:
Research and development	$369,515	$97,439
General and administrative	662,283	490,137

Total stock-based compensation expense	$1,031,798	$587,576

Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2010 and 2009.

Stock Options

No stock options were granted in 2010 or 2009.

As of December 31, 2010, there was $7,000 of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 0.3 years.

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

•	Expected annual dividends: The estimate for annual dividends is zero because the company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

A summary of the stock option activity under the plan as of December 31, 2010 and 2009, and changes during the years then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,642,347	0.53

Granted	—	—
Exercised	(310,372)	0.12
Expired	(160,671)	1.00
Forfeited	(23,999)	0.89

Outstanding at December 31, 2009	3,147,305	0.55

Granted	—	—
Exercised	(230,000)	0.10
Expired	(54,470)	0.90
Forfeited	(30,000)	0.90

Outstanding at December 31, 2010	2,832,835	0.55	4.70	$1,079,077

Vested and exercisable at December 31, 2010	2,824,918	$0.57	4.71	$1,079,077

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2010 of $0.89 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2010, the company had 2,015,835 stock options outstanding with strike prices below the company’s market price of $0.89 on that date, of which all were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $162,600 and $250,000, respectively. Cash received from option exercises during the years ended December 31, 2010 and 2009 was $23,500 and $36,000, respectively. Upon stock option exercises the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2010, there was $651,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Equity Incentive Plan. The company expects to recognize that expense over a weighted-average period of 1.9 years.

The following table summarizes the restricted stock units activity of the company during 2010 and 2009:

	Total Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding January 1, 2009	2,387,425	$2.05
Granted	809,000	0.86
Shares issued	(59,025)	1.90
Forfeited	(926,024)	1.53

Outstanding December 31, 2009	2,211,376	1.23
Granted	524,556	0.80
Shares issued	(9,126)	1.21
Forfeited	(21,374)	1.71

Outstanding December 31, 2010	2,705,432	$1.15

Warrants

Lpath adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5’s (codified in Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.”) requirements can affect the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The company determined that the following warrants contained such provisions, and therefore, pursuant to the applicable criteria, they were not indexed to the company’s own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share
April – June 2012	8,310,440	$1.00
August 2013	2,037,277	$1.19

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

The following table summarizes Lpath warrants outstanding as of December 31, 2010:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
February 12, 2012	50,000	$2.00
April 6, 2012	6,710,674	$1.00
June 13, 2012	1,599,766	$1.00
October 31, 2012	531,394	$0.16
November 16, 2012	3,627,968	$1.00
February 28, 2013	50,000	$2.00
August 12, 2013	1,941,078	$1.19
August 15, 2013	82,929	$1.19
August 18, 2013	13,270	$1.19
June 24, 2014	40,000	$0.80
December 24, 2015	40,000	$0.80

Total:	14,687,079

Weighted average:		$1.01

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2010 and 2009, 5,554,631 and 390,000 warrants expired, respectively.

Note 9 – INCOME TAXES

As of December 31, 2010, Lpath had federal and California net operating loss (“NOL”) carryforwards of approximately $38 million and $33 million, respectively, that will expire beginning in 2018 and continue expiring through 2030. Portions of these NOL carryforwards may be used to offset future taxable income, if any. In some years, such as 2009 and 2010, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state.

As of December 31, 2010, Lpath also has federal and California research and development tax credit carryforwards of $855,000 and $618,000, respectively, available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Federal and state net operating loss carryforwards	$15,901,000	$13,804,000
Research and development credit carryforwards	1,474,000	1,369,000
Stock-based compensation	2,490,000	2,082,000
Deferred contract revenue	340,000	672,000
Other, net	22,000	13,000

	20,227,000	17,940,000

Deferred tax liabilities:
State taxes	(1,469,000)	(1,331,000)
Patent costs	(570,000)	(386,000)

	(2,039,000)	(1,717,000)

Total deferred tax assets	18,188,000	16,223,000
Valuation allowance	(18,188,000)	(16,223,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2010 and 2009. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2010	2009
Federal tax benefit (expense) at statutory rate	$1,565,000	$(1,354,000)
State tax benefit (expense), net	267,000	(108,000)
Change in fair value of warrants	(34,000)	748,000
R&D credits	166,000	(535,000)
Employee stock-based compensation	31,000	(20,000)
Other permanent differences	(30,000)	(583,000)
Increase (decrease) in valuation allowance	(1,965,000)	1,852,000

Provision for income taxes	$—	$—

Note 10 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were calculated as follows:

	Years Ended December 31,
	2010	2009
Net income (loss)	$(4,602,174)	$3,983,010
Weighted-average number of shares used in basic earnings (loss) per share	55,765,935	54,177,677
Additional dilutive shares from the assumed exercise of outstanding:
Options	—	1,846,884
Restricted stock units	—	225,840
Warrants	—	575,185

Weighted-average number of shares used in diluted earnings (loss) per share	55,765,935	56,825,586

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Years Ended December 31,
	2010	2009
Stock options	1,353,563	1,332,881
Warrants	14,687,079	15,343,549
Restricted stock units	85,041	225,840

Total	16,125,683	16,902,270

Note 11 – RELATED-PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who are among Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s rent expense totaled $180,000 and $173,000 for the years ended December 31, 2010 and 2009, respectively. Lpath’s sublease income amounted to $18,000 and $17,000 for the years ended December 31, 2010 and 2009, respectively.

During 2010, Lpath invoiced WSIC $92,160 for investment oversight expenses and $18,567 for lease and facility related expenses. During 2009, Lpath invoiced WSIC $115,200 for investment oversight expenses, and $18,478 for lease and facility related expenses. During 2010 and 2009, WSIC billed Lpath $41,877 and $33,262, respectively, for administrative expenses.

As of December 31, 2010, WSIC owed Lpath $27,486 for facility expenses and investment oversight services and Lpath owed WSIC $22,278 for services provided to Lpath. As of December 31, 2009, there were no amounts due to or from WSIC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(1) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of the end of such period.

(2) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended) is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

(3) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act for our 2011 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, “Executive Officers of Lpath.”

Code of Ethics

We have adopted a written code of ethics that applies to our directors and all of our employees, including our executive officers. The full text of our Code of Ethics can be found on our website at www.Lpath.com. Any substantive amendment or waiver of the Code of Ethics may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website within four business days following the date of the amendment or waiver as well as via any other means then required by applicable law.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 annual meeting of stockholders.

ITEM 15.	EXHIBITS

(a)	The following documents are filed as part of this report:

(1)	The following financial statements of Lpath, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1	Amendment to Articles of Incorporation filed December 1, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

4.2	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.1	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.2	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.3	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.6	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc. (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.7	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.8	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.9	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.10	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.12	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.13	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference)(portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.14	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.15	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.16	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.17	Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.18	Registration Rights Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.19	Option, License and Development Agreement, dated as of December 16, 2010, by and between Lpath, Inc. and Pfizer Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

21.1	List of Subsidiaries of Registrant (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

23.1	Consent of Moss Adams LLP (attached herewith).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

+	Management contract or compensation plan or arrangement

(c) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 23, 2011 by the undersigned thereto.

LPATH, INC.

/s/ Scott R. Pancoast
Scott R. Pancoast, President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2011.

Signature	Title	Date

/s/ Scott R. Pancoast Scott R. Pancoast	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 23, 2011

/s/ Gary J. G. Atkinson Gary J. G. Atkinson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2011

/s/ Charles A. Mathews Charles A. Mathews	Director	March 23, 2011

/s/ Donald R. Swortwood Donald R. Swortwood	Director	March 23, 2011

/s/ Jeffrey Ferrell Jeffrey Ferrell	Director	March 23, 2011

/s/ Daniel Petree Daniel Petree	Director	March 23, 2011