Form 10-Q
period 2011-03-31
LPATH, INC
filed 2011-05-11
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of issuer’s outstanding Class A common stock as of May 11, 2011 was 60,488,642.

LPATH, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$18,729,968	$6,803,506
Accounts receivable	2,159,743	15,390,277
Prepaid expenses and other current assets	123,296	166,682

Total current assets	21,013,007	22,360,465

Equipment and leasehold improvements, net	106,603	111,403
Patents, net	1,363,247	1,331,612
Deposits and other assets	35,542	35,542

Total assets	$22,518,399	$23,839,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$553,812	$488,557
Accrued compensation	171,421	637,883
Accrued expenses	1,155,023	1,630,280
Deferred contract revenue, current portion	7,725,000	6,665,000

Total current liabilities	9,605,256	9,421,720

Deferred contract revenue, long-term portion	5,400,000	7,210,000
Warrants	5,900,000	4,200,000

Total liabilities	20,905,256	20,831,720

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 60,463,642 and 60,338,029 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	60,464	60,338
Additional paid-in capital	40,247,277	39,993,930
Accumulated deficit	(38,694,598)	(37,046,966)

Total stockholders’ equity	1,613,143	3,007,302

Total liabilities and stockholders’ equity	$22,518,399	$23,839,022

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Grant and royalty revenue	$626,074	$406,119
Research and development revenue under collaborative agreements	2,152,260	3,671,059

Total revenues	2,778,334	4,077,178

Expenses:
Research and development	1,929,773	2,713,003
General and administrative	752,583	929,851

Total expenses	2,682,356	3,642,854

Income from operations	95,978	434,324

Other income (expense), net	(43,610)	25,147
Change in fair value of warrants	(1,700,000)	200,000

Total other income (expense)	(1,743,610)	225,147

Net income (loss)	$(1,647,632)	$659,471

Earnings (loss) per share
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Weighted average shares outstanding used in the calculation
Basic	62,677,871	54,542,319
Diluted	62,677,871	56,509,817

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,647,632)	$659,471
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	247,633	219,498
Change in fair value of warrants	1,700,000	(200,000)
Depreciation and amortization	21,431	38,865
Deferred rent expense	—	(14,004)
Foreign currency exchange loss (gain)	34,443	(28,313)
Changes in operating assets and liabilities:
Accounts receivable	13,230,534	(64,668)
Prepaid expenses and other current assets	43,386	7,686
Accounts payable and accrued expenses	(910,907)	363,745
Deferred contract revenue	(750,000)	(171,059)
Deposits and other assets	—	375

Net cash provided by operating activities	11,968,888	811,596

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(11,730)	(1,958)
Patent expenditures	(36,536)	(146,546)

Net cash used in investing activities	(48,266)	(148,504)

Cash flows from financing activities:
Proceeds from options and warrants exercised	5,840	—
Repayments of leasehold improvement debt	—	(4,013)

Net cash provided by (used in) financing activities	5,840	(4,013)

Net increase in cash	11,926,462	659,079

Cash and cash equivalents at beginning of period	6,803,506	6,171,486

Cash and cash equivalents at end of period	$18,729,968	$6,830,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$1,700,000	$(200,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2011 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Note 2 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, we entered into an agreement providing Pfizer Inc. (“the Pfizer Agreement”) the rights to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders. iSONEP began a Phase 1b clinical trial in wet AMD patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD, early in the second quarter of 2011. A Phase 2a clinical trial in wet AMD patients is scheduled to begin in mid-2011.

Under the terms of the Pfizer Agreement, Pfizer made an up-front payment of $14 million to Lpath and will share the cost of the planned Phase 1b and Phase 2a trials. The upfront payment was received in January 2011. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer does exercise its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the Pfizer Agreement, Lpath has granted Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP’s efficacy and safety in cancer patients.

In the first quarter of 2011, we recognized approximately $1.5 million as cost reimbursements and amortization up-front development fees under the Pfizer Agreement.

In connection with the termination in 2010 of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company has received payment from Merck KGaA in the second quarter of 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement. Payment of this amount became certain and determinable in the first quarter of 2011 and, as such, was recognized as revenue in that period.

Note 3 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$66,423	$81,796
General and administrative	181,210	137,702

Total share-based compensation expense	$247,633	$219,498

As of March 31, 2011 there was a total of $1.1 million unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.8 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2011 and 2010.

Note 4 – FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at March 31, 2011 were as follows:

	Fair Value as of March 31, 2011	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Losses during the Three Months Ended March 31, 2011
Liabilities:
Warrants expiring April - June 2012	$4,600,000	$—	$—	$4,600,000	$(1,400,000)
Warrants expiring August 2013	1,300,000	—	—	1,300,000	(300,000)

	$5,900,000	$—	$—	$5,900,000	$(1,700,000)

The unrealized loss for the three months ended March 31, 2011 is included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the three months ended March 31, 2011 for all financial assets and liabilities categorized as Level 3 as of March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2011	$4,200,000
Increase in fair value of warrants	1,700,000

Warrant liability as of March 31, 2011	$5,900,000

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

Note 5 – EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(1,647,632)	$659,471

Weighted average number of shares used in basic earnings (loss) per share	62,677,871	54,542,319
Additional dilutive shares from the assumed exercise of outstanding:
Options	—	1,405,905
Restricted stock units	—	131,336
Warrants	—	430,257

Weighted average number of shares used in diluted earnings per share	62,677,871	56,509,817

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Three Months Ended
	March 31,
	2011	2010
Stock options	2,369,095	847,000
Warrants	12,191,475	15,343,549
Restricted stock units	862,212	1,311,500

Total	15,422,782	17,502,049

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified in the 2010 Annual Report in the section entitled “Market Risks.”

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (S1P) formulated for treating retinal diseases. iSONEP has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including retinopathy, and glaucoma. A phase 1b clinical trial of iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD, began early in the second quarter of 2011. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (LPA), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a pipeline of monoclonal antibody-based drug candidates.

In December 2010, we entered into an agreement providing Pfizer Inc. the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided Lpath with an upfront payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the December 2010 Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpath has incurred significant net losses since its inception. As of March 31, 2011, Lpath had an accumulated deficit of approximately $38.7 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $25 to $35 million over the two year period ending December 31, 2012. This estimate includes the expenses to conduct Phase 1b and 2a clinical trials for iSONEP, as well as to manufacture clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to prepare for preclinical testing of our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended March 31, 2011 was $626,000 compared to $406,000 for the quarter ended March 31, 2010. The $220,000 increase reflects work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009 and 2010.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs. In the first quarter of 2011, we recognized $1,477,000 of revenue under the Pfizer Agreement, including $727,000 as cost reimbursements and $750,000 amortization of development fees.

In connection with the termination in 2010 of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company has received payment from Merck KGaA in the second quarter of 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement. That payment became certain and determinable in the first quarter of 2011 and, as such, was recognized as revenue in that period. During the three months ended March 31, 2010, Lpath recognized revenue of $3,671,000 related to the Merck Agreement.

Research and Development Expenses. Research and development expenses decreased to $1,930,000 for the first quarter of 2011 from $2,713,000 for the first quarter of 2010, a decrease of $783,000. Outside services, consulting, and lab supplies expenses decreased by $829,000 in 2011 due to costs incurred in 2010 to perform 13-week toxicology studies, begin the manufacturing of drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP and ASONEP.

General and Administrative Expenses. General and administrative expenses were $753,000 for the three-month period ended March 31, 2011 compared to $930,000 for the same period in 2010, a decrease of $177,000. The decrease in 2011 is principally attributable to the fact that in the first quarter of 2010 management bonuses for 2009 were authorized and accrued, whereas management bonuses for 2010 were authorized and accrued effective December 31, 2010.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1,700,000 increase in fair value of the warrants, and corresponding charge to the results of operations, recognized during the three months ended March 31, 2011 and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through March 31, 2011, Lpath had received net proceeds of approximately $41.4 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $32.2 million from corporate partners. During the quarter that ended March 31, 2011, Lpath received $15.2 million in funding from a research and development arrangement with Pfizer. At the end of the first quarter 2011, Lpath had cash and cash equivalents totaling $18.7 million.

Net cash used in investing activities during the quarter ended March 31, 2011 was $48,000 compared to $149,000 during the same period in 2010. Of the amount used for investing activities in 2011, $37,000 was invested in the prosecution of patents compared to $147,000 in 2010. As provided for in the agreement with Pfizer, in 2011, Pfizer has assumed financial responsibility to prosecute certain patents related to technology underlying the Pfizer Agreement.

We believe our cash on hand as of March 31, 2011 together with amounts to be received pursuant to the Pfizer Agreement and NIH grants should be sufficient to fund our ongoing research and development activities, as currently planned, through 2012. As they are currently planned, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $25 and $35 million over the two year period ending December 31, 2012. These costs include the planned costs of the Phase 1b and Phase 2a trials that will be shared by Pfizer. As of March 31, 2011, we had an available cash balance of approximately $18.7 million. Additional near-term sources of cash include $2 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has two years and $2 million remaining to support ASONEP clinical trials.

In addition, we may receive additional funding to support our operations beyond 2012 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2012.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December  31, 2010.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our principal executive officer and our principal financial and accounting officer, cannot be certain that our disclosure controls and procedures or our internal controls will prevent all instances of errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1	Amendment to Articles of Incorporation filed December 1, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

4.2	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.1	Lease Agreement dated August 12, 2005 between Lpath Therapeutics Inc. and Pointe Camino Windell, LLC (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.2	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.3	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.6	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc. (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.7	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.8	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.9	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.10	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.12	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.13	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference)(portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.14	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.15	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.16	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.17	Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.18	Registration Rights Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.19	Option, License and Development Agreement, dated as of December 16, 2010, by and between Lpath, Inc. and Pfizer Inc. (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 23, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries of Registrant (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

+	Management contract or compensation plan or arrangement
(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: May 11, 2011	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON,
Gary J. G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)