Form 10-Q
period 2011-06-30
LPATH, INC
filed 2011-08-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50344

LPATH, INC.

(Exact name of registrant as specified in its charter)

Nevada	16-1630142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4025 Sorrento Valley Blvd. San Diego, CA 92121-1404

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

The number of shares of issuer’s outstanding Class A common stock as of August 5, 2011 was 60,518,642.

LPATH, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$18,651,253	$6,803,506
Accounts receivable	869,199	15,390,277
Prepaid expenses and other current assets	95,783	166,682

Total current assets	19,616,235	22,360,465

Equipment and leasehold improvements, net	173,764	111,403
Patents, net	1,404,034	1,331,612
Deposits and other assets	109,129	35,542

Total assets	$21,303,162	$23,839,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$569,369	$488,557
Accrued compensation	227,061	637,883
Accrued expenses	1,075,196	1,630,280
Deferred contract revenue, current portion	6,875,000	6,665,000

Total current liabilities	8,746,626	9,421,720

Deferred contract revenue, long-term portion	5,500,000	7,210,000
Warrants	3,900,000	4,200,000

Total liabilities	18,146,626	20,831,720

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 60,518,642 and 60,338,029 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	60,519	60,338
Additional paid-in capital	40,418,759	39,993,930
Accumulated deficit	(37,322,742)	(37,046,966)

Total stockholders’ equity	3,156,536	3,007,302

Total liabilities and stockholders’ equity	$21,303,162	$23,839,022

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2011	2010	2011	2010
Revenues:
Grant and royalty revenue	$964,385	$423,304	$338,311	$17,185
Research and development revenue under collaborative agreements	3,354,494	4,659,573	1,202,234	988,514

Total revenues	4,318,879	5,082,877	1,540,545	1,005,699
Expenses:
Research and development	3,308,340	5,469,877	1,378,567	2,756,874
General and administrative	1,546,814	1,905,492	794,231	975,641

Total expenses	4,855,154	7,375,369	2,172,798	3,732,515

Income from operations	(536,275)	(2,292,492)	(632,253)	(2,726,816)

Other income (expense), net	(39,501)	36,947	4,109	11,800
Change in fair value of warrants	300,000	1,600,000	2,000,000	1,400,000

Total other income (expense)	260,499	1,636,947	2,004,109	1,411,800

Net income (loss)	$(275,776)	$(655,545)	$1,371,856	$(1,315,016)

Earnings (loss) per share
Basic	$—	$(0.01)	$0.02	$(0.02)
Diluted	$—	$(0.01)	$0.02	$(0.02)

Weighted average shares outstanding used in the calculation
Basic	62,810,735	54,364,570	62,943,125	54,730,537
Diluted	62,810,735	54,364,570	65,584,540	54,730,537

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(275,776)	$(655,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	390,920	448,773
Change in fair value of warrants	(300,000)	(1,600,000)
Depreciation and amortization	37,216	77,082
Deferred rent expense	—	(28,009)
Foreign currency exchange loss (gain)	32,823	(43,983)
Changes in operating assets and liabilities:
Accounts receivable	14,521,078	324,266
Prepaid expenses and other current assets	70,899	62,323
Accounts payable and accrued expenses	(917,917)	1,093,592
Deferred contract revenue	(1,500,000)	(659,573)
Deposits and other assets	(70,336)	830

Net cash provided by (used in) operating activities	11,988,907	(980,244)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(97,928)	(1,958)
Patent expenditures	(77,322)	(303,377)

Net cash used in investing activities	(175,250)	(305,335)

Cash flows from financing activities:
Proceeds from options and warrants exercised	34,090	—
Repayments of leasehold improvement debt	—	(8,108)

Net cash provided by (used in) financing activities	34,090	(8,108)

Net increase (decrease) in cash	11,847,747	(1,293,687)

Cash and cash equivalents at beginning of period	6,803,506	6,171,486

Cash and cash equivalents at end of period	$18,651,253	$4,877,799

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(300,000)	$(1,600,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

Note 1 – BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2010 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

Note 2 – RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, we entered into an agreement providing Pfizer Inc. (“the Pfizer Agreement”) the rights to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

Under the terms of the Pfizer Agreement, Pfizer made an up-front payment of $14 million to Lpath and will share the cost of two clinical trials of iSONEP. The first trial is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD. The second trial is designed to further study iSONEP as a treatment for wet AMD. The upfront payment was received in January 2011. Following completion of the two clinical studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer does exercise its option, Lpath will be eligible to receive an option fee as well as potential development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the Pfizer Agreement, Lpath has granted Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP’s efficacy and safety in cancer patients.

In the first half of 2011, we recognized approximately $2.7 million as cost reimbursements and amortization of up-front development fees under the Pfizer Agreement.

In 2011, Lpath recognized revenue under the Pfizer agreement as follows:

	Periods ended June 30, 2011
	Six Months	Three months
Cost reimbursements	$1,179,494	$452,234
Amortization of development fees	1,500,000	750,000

	$2,679,494	$1,202,234

In connection with the termination in 2010 of the license agreement dated October 28, 2008 by and between the company and Merck KGaA (“the Merck Agreement”), the company received a payment from Merck KGaA in the second quarter of 2011 in the amount of

$675,000 to discharge certain payment obligations that survived termination of the license agreement. Because this payment became certain and determinable in the first quarter of 2011, it was recognized as revenue in that period.

Note 3 – SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Research and development	$111,534	$134,537	$45,111	$52,741
General and administrative	279,386	314,236	98,176	176,534

Total share-based compensation expense	$390,920	$448,773	$143,287	$229,275

As of June 30, 2011, there was a total of $1.2 million in unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted average period of 2.9 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2011 and 2010.

Note 4 – FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at June 30, 2011 were as follows:

	Fair Value as of June 30, 2011	In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Six Months Ended June 30, 2011
Liabilities:
Warrants expiring April - June 2012	$2,900,000	$—	$—	$2,900,000	$300,000
Warrants expiring August 2013	1,000,000	—	—	1,000,000	—

	$3,900,000	$—	$—	$3,900,000	$300,000

The unrealized gain for the six months ended June 30, 2011 is included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the six months ended June 30, 2011 for all financial assets and liabilities categorized as Level 3 as of June 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2011	$4,200,000
Decrease in fair value of warrants	300,000

Warrant liability as of June 30, 2011	$3,900,000

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

Note 5 – OPERATING LEASE

On May 31, 2011, Lpath entered into a lease agreement (“the Lease”) with Sorrento Science Park, LLC for an 11,960 square foot laboratory and office facility in San Diego, California. The Lease commenced in July 2011, and this facility now houses all of the Company’s research, development, and administrative staff. The Company vacated its former facility in July 2011.

The term of the Lease is 64 months. Monthly lease payments will be $25,116, with annual escalations of 3 percent. The Lease grants the Company the right to extend the lease for an additional five-year term.

Future minimum payments under the company’s non-cancelable operating lease are set forth in the following table:

Years ending December 31,
2011	$37,674
2012	305,913
2013	315,090
2014	324,543
2015	334,279
2016	286,075

Total Minimum Lease Commitments	$1,603,574

Note 6 – EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(275,776)	$(655,545)	$1,371,856	$(1,315,016)

Weighted average number of shares used in basic earnings (loss) per share	62,810,735	54,364,570	62,943,125	54,730,537
Additional dilutive shares from the assumed exercise of outstanding:
Options	—	—	1,347,513	—
Restricted stock units	—	—	167,619	—
Warrants	—	—	1,126,283	—

Weighted average number of shares used in diluted earnings (loss) per share	62,810,735	54,364,570	65,584,540	54,730,537

Options to purchase 312,000 shares of common stock, warrants to purchase 2,137,277 shares of common stock, and 56,698 restricted stock units were outstanding during the quarter ended June 30, 2011, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those identified in the 2010 Annual Report in the section entitled “Market Risks.” All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (“S1P”) formulated for treating retinal diseases. iSONEP has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including diabetic retinopathy and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing in various animal models of disease relating to the central nervous system and to fibrosis. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a further pipeline of monoclonal antibody-based drug candidates.

In December 2010, we entered into an agreement providing Pfizer Inc. the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and will share the cost of two human proof-of-concept clinical trials of iSONEP. The first trial (called “PEDigree”) is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD. The second, and larger, trial (“Nexus”) is designed to further study iSONEP as a treatment for wet AMD. We had planned to start both of these studies by the middle of 2011, but protocol revisions and regulatory issues have delayed the start of these studies. We now expect, subject to regulatory clearance, that these trials will both be underway by September or October of 2011. Following completion of these twostudies, Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, we will be entitled to receive double-digit royalties, tiered based on annual sales of iSONEP. As part of the Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpath has incurred significant net losses since its inception. As of June 30, 2011, we had an accumulated deficit of approximately $37.3 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $20 to $30 million over the 18 month period ending December 31, 2012. This estimate includes the expenses to conduct the PEDigree and Nexus clinical trials for iSONEP, as well as to manufacture clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to prepare for preclinical testing of our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended June 30, 2011 was $338,000 compared to $17,000 for the quarter ended June 30, 2010. The $321,000 increase reflects work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009 and 2010.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs. In the second quarter of 2011, we recognized $1,202,000 of revenue under the Pfizer Agreement, including $452,000 as cost reimbursements and $750,000 as amortization of development fees. Work under the Merck Agreement terminated on April 24, 2010. During the three months ended June 30, 2010, Lpath recognized $988,000 of revenue related to the Merck Agreement.

Research and Development Expenses. Research and development expenses decreased to $1,379,000 for the second quarter of 2011 from $2,757,000 for the second quarter of 2010, a decrease of $1,378,000. Outside services, consulting, and lab supplies expenses decreased by $1,520,000 in 2011 due to costs incurred in 2010 to perform 13-week toxicology studies, begin the manufacturing of drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP and ASONEP. Compensation expense in 2011 increased by $65,000 due principally to increased staffing.

General and Administrative Expenses. General and administrative expenses were $794,000 for the three-month period ended June 30, 2011 compared to $976,000 for the same period in 2010, a decrease of $182,000. Stock compensation expense decreased $78,000 in 2011 because the expense for approximately 2,000,000 restricted stock units issued in 2007 was fully amortized at the end of the first quarter of 2011. Occupancy costs decreased by $35,000 in 2011 compared to 2010 due to decreased lease costs. Consulting expenses decreased by $79,000 in 2011 due to costs incurred in connection with the company’s fund raising efforts

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we used to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95 percent. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $2,000,000 decrease in fair value of the warrants, and corresponding income included in the results of operations, recognized during the three months ended June 30, 2011 and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

Grant and Royalty Revenue. Grant and royalty revenue for the six months ended June 30, 2011 was $964,000 compared to $423,000 for the six months ended June 30, 2010. The $541,000 increase reflects work on grants awarded to Lpath by the National Institutes of Health (“NIH”) in 2009 and 2010.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs. In the first half of 2011, we recognized $2,680,000 of revenue under the Pfizer Agreement, including $1,180,000 as cost reimbursements and $1,500,000 amortization of development fees.

During the six-month period ending June 30, 2011, the company also received a payment from Merck KGaA in the amount of $675,000 to discharge certain payment obligations that survived termination of the Merck agreement. During the six-month period ended June 30, 2010, Lpath recognized revenue of $4,660,000 related to the Merck Agreement.

Research and Development Expenses. Research and development expenses decreased to $3,308,000 for the first half of 2011 from $5,470,000 for the first half of 2010, a decrease of $2,162,000. Outside services, consulting, and lab supplies expenses decreased by $2,349,000 in 2011 due to costs incurred in 2010 to perform 13-week toxicology studies, begin the manufacturing of drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP and ASONEP.

General and Administrative Expenses. General and administrative expenses were $1,547,000 for the six-month period ended June 30, 2011 compared to $1,905,000 for the same period in 2010, a decrease of $358,000. Compensation expense decreased by $198,000 in 2011 due principally to the fact that in the first quarter of 2010 management bonuses for 2009 were authorized and accrued, whereas management bonuses for 2010 were authorized and accrued effective December 31, 2010. Stock compensation expense decreased $35,000 in 2011 because the expense for approximately 2,000,000 restricted stock units issued in 2007 was fully amortized at the end of the first quarter of 2011. Occupancy costs decreased by $52,000 in 2011 compared to 2010 due to decreased lease costs. Consulting expenses were $35,000 lower in 2011 due to costs incurred in 2010 in connection with the company’s fund raising efforts offset partially by recruiting costs incurred in 2011.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95 percent. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $300,000 decrease in fair value of the warrants, and corresponding income included in the results of operations, recognized during the six months ended June 30, 2011 and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through June 30, 2011, Lpath had received net proceeds of approximately $41.4 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $32.9 million from corporate partners. During the six months ended June 30, 2011, Lpath received $15.9 million in funding from a research and development arrangement with Pfizer. At June 30, 2011, Lpath had cash and cash equivalents totaling $18.7 million. Cash and cash equivalents consist of cash in demand deposit accounts, money market accounts that hold only U.S Treasury securities, and federally insured certificates of deposits.

Net cash used in investing activities during the six months ended June 30, 2011 was $175,000, including $98,000 invested in equipment and leasehold improvements and $77,000 invested in the prosecution of patents. During the same period in 2010, net cash used in investing activities totaled $305,000, including $2,000 invested in equipment and leasehold improvements and $303,000 invested in the prosecution of patents. The decrease in the amount spent on patent prosecution in 2011 is due to the fact that, pursuant to the terms of the Pfizer Agreement, Pfizer has assumed financial responsibility for the prosecution of patents related to Lpath technology that is subject to the Pfizer Agreement.

We believe our cash on hand as of June 30, 2011, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through 2012. As they are currently planned, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $20 and $30 million over the 18 month period ending December 31, 2012. These costs include the planned costs of the two trials that will be shared by Pfizer. As of June 30, 2011, we had an available cash balance of approximately $18.7 million. Additional near-term sources of cash include $1.5 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the $3 million grant from NIH awarded in 2009 that still has $1.7 million remaining to support ASONEP clinical trials.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

2.1	Agreement and Plan of Reorganization, by and between Neighborhood Connections, Inc., Neighborhood Connections Acquisition Corporation, and Lpath Therapeutics Inc. dated July 15, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Merger, dated as of March 19, 2004, between Neighborhood Connections, Inc. and JCG, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 22, 2004 and incorporated herein by reference).

3.1	Amendment to Articles of Incorporation filed December 1, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

3.2	Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Amended 10-KSB”) (filed on March 25, 2004 and incorporated herein by reference).

3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).

3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).

3.5	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation filed on June 8, 2007 (filed as Exhibit 3.6 to the June 2007 SB-2 and incorporated herein by reference).

4.1	Form of Warrant issued to purchasers of Convertible Secured Promissory Notes as amended by the Omnibus Amendment to Convertible Secured Promissory Notes and Warrants dated November 30, 2005 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

4.2	Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement dated March 28, 2006 (filed as Exhibit 4.7 to the registration statement on Form SB-2 filed on March 30, 2006, SEC File No. 333-132850, and incorporated herein by reference).

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement dated April 6, 2007 (April 2007 Warrants) (filed as Exhibit 4.7 to the June 2007 SB-2 and incorporated herein by reference).

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated June 13, 2007 (June 2007 Warrants) (filed as Exhibit 4.8 to the June 2007 SB-2 and incorporated herein by reference).

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 12, 2008 (August 2008 Warrants) (filed as Exhibit 4.10 to the registration statement on Form S-1 filed on September 11, 2008, SEC File No. 333-153423 and incorporated herein by reference).

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.1	Lease dated May 31, 2011 between Sorrento Science Park, LLC and Lpath, Inc. for 4025 Sorrento Valley Blvd. San Diego, California 92121 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 3, 2011 and incorporated herein by reference).

10.2	Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.3	Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.4	Research Collaboration Agreement dated August 2, 2005 between Lpath Therapeutics Inc. and AERES Biomedical Limited (filed as Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.6	Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc. (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.7	Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.8	Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.9	Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini dated as of February 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.10	Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30,

2006 filed on November 13, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11	Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.12	Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.13	License Agreement dated August 8, 2006 between Lonza Biologics PLC and Lpath, Inc. (filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and incorporated herein by reference)(portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.14	Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (filed as Exhibit 10.17 to the 2008 S-1 and incorporated herein by reference).

10.15	Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the 2008 S-1 and incorporated herein by reference).

10.16	License Agreement, dated as of October 28, 2008, by and between Lpath, Inc. and Merck KgaA (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 25, 2009 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.17	Securities Purchase Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.18	Registration Rights Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

10.19	Option, License and Development Agreement, dated as of December 16, 2010, by and between Lpath, Inc. and Pfizer Inc. (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 23, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries of Registrant (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensation plan or arrangement
(c)	Financial Statement Schedules
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: August 12, 2011	/s/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON,
Gary J. G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)