Form 10-Q
period 2011-09-30
LPATH, INC
filed 2011-11-14
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of issuer’s outstanding Class A common stock as of October 31, 2011 was 60,541,142.

LPATH, INC.

FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$15,866,169	$6,803,506
Accounts receivable	1,876,064	15,390,277
Prepaid expenses and other current assets	439,627	166,682
Total current assets	18,181,860	22,360,465

Equipment and leasehold improvements, net	187,673	111,403
Patents, net	1,593,836	1,331,612
Deposits and other assets	78,218	35,542

Total assets	$20,041,587	$23,839,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$672,068	$488,557
Accrued compensation	174,917	637,883
Accrued expenses	1,028,252	1,630,280
Deferred contract revenue, current portion	10,967,087	6,665,000
Total current liabilities	12,842,324	9,421,720

Deferred rent, long-term portion	50,018	—
Deferred contract revenue, long-term portion	625,000	7,210,000
Warrants	2,100,000	4,200,000
Total liabilities	15,617,342	20,831,720

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 60,518,642 and 60,338,029 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	60,519	60,338
Additional paid-in capital	40,556,211	39,993,930
Accumulated deficit	(36,192,485)	(37,046,966)
Total stockholders’ equity	4,424,245	3,007,302

Total liabilities and stockholders’ equity	$20,041,587	$23,839,022

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Grant and royalty revenue	$1,211,037	$1,192,329	$246,652	$769,025
Research and development revenue under collaborative agreements	4,886,283	4,659,573	1,531,789	—
Total revenues	6,097,320	5,851,902	1,778,441	769,025

Expenses:
Research and development	5,013,659	6,625,466	1,705,319	1,155,589
General and administrative	2,320,920	2,613,620	774,106	708,128
Total expenses	7,334,579	9,239,086	2,479,425	1,863,717

Loss from operations	(1,237,259)	(3,387,184)	(700,984)	(1,094,692)

Other income (expense), net	(8,260)	(23,784)	31,241	(60,731)
Change in fair value of warrants	2,100,000	(200,000)	1,800,000	(1,800,000)
Total other income (expense)	2,091,740	(223,784)	1,831,241	(1,860,731)

Net income (loss)	$854,481	$(3,610,968)	$1,130,257	$(2,955,423)

Earnings (loss) per share:
Basic	$0.01	$(0.07)	$0.02	$(0.05)
Diluted	$0.01	$(0.07)	$0.02	$(0.05)

Weighted-average shares outstanding:
used in the calculation
Basic	62,897,373	54,721,924	63,069,912	54,945,823
Diluted	65,458,743	54,721,924	64,863,493	54,945,823

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$854,481	$(3,610,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	528,372	737,422
Change in fair value of warrants	(2,100,000)	200,000
Depreciation and amortization	65,757	109,571
Deferred rent expense	50,018	(42,014)
Changes in operating assets and liabilities:
Accounts receivable	13,514,213	70,856
Prepaid expenses and other current assets	(272,945)	90,608
Accounts payable and accrued expenses	(884,562)	405,513
Deferred contract revenue	(2,282,913)	(659,573)
Other	(36,346)	6,830
Net cash provided by (used in) operating activities	9,436,075	(2,691,755)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(129,849)	(1,958)
Patent expenditures	(277,653)	(373,802)
Net cash used in investing activities	(407,502)	(375,760)

Cash flows from financing activities:
Proceeds from options and warrants exercised	34,090	22,000
Repayments of leasehold improvement debt	—	(12,285)
Net cash provided by financing activities	34,090	9,715

Net increase (decrease) in cash and cash equivalents	9,062,663	(3,057,800)

Cash and cash equivalents at beginning of period	6,803,506	6,171,486
Cash and cash equivalents at end of period	$15,866,169	$3,113,686

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(2,100,000)	$200,000

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

Note 1 — BASIS FOR PRESENTATION

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the nine and three month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Note 2 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, Lpath entered into an agreement providing Pfizer Inc. (“the Pfizer Agreement”) the rights to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

Under the terms of the Pfizer Agreement, Pfizer made an up-front payment of $14 million to Lpath and will share the cost of two clinical trials of iSONEP. The first trial is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD. The second trial is designed to further study iSONEP as a treatment for wet AMD. The upfront payment was received in January 2011. Following completion of the two clinical studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer does exercise its option, Lpath will be eligible to receive an option fee as well as potential development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the Pfizer Agreement, Lpath has granted Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. At least one Phase 2a trial is currently planned to further assess ASONEP’s efficacy and safety in cancer patients.

In 2011, Lpath recognized revenue under the Pfizer agreement as follows:

	Periods ended September 30, 2011
	Nine Months	Three Months
Cost reimbursements	$1,928,370	$748,876
Amortization of development fees	2,282,913	782,913
	$4,211,283	$1,531,789

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

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Research and development	$149,358	$265,275	$37,824	$130,738
General and administrative	379,014	472,147	99,628	157,911
Total share-based compensation expense	$528,372	$737,422	$137,452	$288,649

As of September 30, 2011, there was a total of $1.1 million in unrecognized compensation expense related to unvested stock-based compensation under the plan. That expense is expected to be recognized over a weighted-average period of 2.8 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2011 and 2010.

Note 4 — FAIR VALUE MEASUREMENTS

The company’s recurring fair value measurements at September 30, 2011 were as follows:

	Fair Value as of September 30, 2011	In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains during the Nine Months Ended September 30, 2011
Liabilities:
Warrants expiring April - June 2012	$1,400,000	$—	$—	$1,400,000	$1,800,000
Warrants expiring August 2013	700,000	—	—	700,000	300,000
	$2,100,000	$—	$—	$2,100,000	$2,100,000

The unrealized gain for the nine months ended September 30, 2011 is included on the statement of operations as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the nine months ended September 30, 2011 for all financial assets and liabilities categorized as Level 3 as of September 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2011	$4,200,000
Decrease in fair value of warrants	2,100,000
Warrant liability as of September 30, 2011	$2,100,000

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

Note 5 — EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$854,481	$(3,610,968)	$1,130,257	$(2,955,423)

Weighted average number of shares used in basic earnings (loss) per share	62,897,373	54,721,924	63,069,912	54,945,823
Additional dilutive shares from the assumed exercise of outstanding:
Options	1,352,691	—	1,215,995	—
Restricted stock units	187,779	—	124,728	—
Warrants	1,020,900	—	452,858	—

Weighted average number of shares used in diluted earnings (loss) per share	65,458,743	54,721,924	64,863,493	54,945,823

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Periods Ended
	September 30, 2011
	Nine Months	Three Months
Stock options	616,200	616,200
Warrants	2,137,277	13,717,358
Restricted stock units	1,290,640	768,740
Total	4,044,117	15,102,298

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those identified in the 2010 Annual Report in the section entitled “Market Risks.” All forward-looking statements are made only as of the date issued and we not undertake any obligation to update any forward-looking statements. The estimates and assumptions underlying those forward-looking statements can and do change.

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

In December 2010, we entered into an agreement providing Pfizer Inc. the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and will share the cost of two human proof-of-concept clinical trials of iSONEP. The first trial (called “PEDigree”) is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet AMD. The second, and larger, trial (“Nexus”) is designed to further study iSONEP as a treatment for wet AMD. We had planned to start both of these studies by the middle of 2011, but protocol revisions and regulatory issues have delayed the start of these studies. Both of these trials commenced in October 2011.  Following completion of these two studies, Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, we will be entitled to receive double-digit royalties, tiered based on annual sales of iSONEP. As part of the Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpath has incurred significant net losses since its inception. As of September 30, 2011, we had an accumulated deficit of approximately $36.2 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $20 to $30 million over the 15-month period ending December 31, 2012. This estimate includes the expenses to conduct the PEDigree and Nexus clinical trials for iSONEP, as well as to manufacture clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to prepare for preclinical testing of our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended September 30, 2011 was $247,000 compared to $769,000 for the quarter ended September 30, 2010, a decrease of $522,000.  In 2010, revenue included cost reimbursements for toxicity studies that were incurred in connection with a new three-year grant under the National Eye Institute’s BRDG-SPAN program.  By contrast, in the third quarter of 2011, work on this grant did not include significant cost reimbursements for outside studies.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs. In the third quarter of 2011, we recognized $1,532,000 of revenue under the Pfizer Agreement, including $749,000 as cost reimbursements and $783,000 as amortization of development fees.

Research and Development Expenses.  Research and development expenses increased to $1,705,000 for the third quarter of 2011 from $1,156,000 for the third quarter of 2010, an increase of $549,000. Outside services, consulting, and lab supplies expenses increased by $412,000 in 2011 due to costs incurred in connection with our commencing the PEDigree and Nexus clinical trials. Compensation expense in 2011 increased by $167,000 due principally to increased staffing.

General and Administrative Expenses. General and administrative expenses were $774,000 for the three-month period ended September 30, 2011 compared to $708,000 for the same period in 2010, an increase of $66,000. Occupancy costs increased by $95,000 in 2011 compared to 2010 due to our move to new facilities in July 2011.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value our outstanding  warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95 percent. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1,800,000 decrease in fair value of the warrants, and corresponding income included in the results of operations, recognized during the three months ended September 30, 2011 and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

Grant and Royalty Revenue. Grant and royalty revenue for the nine months ended September 30, 2011 was $1,211,000 compared to $1,192,000 for the nine months ended September 30, 2010, an increase of $19,000.  Our level of activity on studies funded by grants from the National Institutes of Health (“NIH”) increased slightly in 2011 from 2010.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs. During the nine months ended September 30, 2011, we recognized $4,211,000 of revenue under the Pfizer Agreement, including $1,928,000 as cost reimbursements and $2,283,000 as amortization of development fees.

During the nine-month period ending September 30, 2011, the company also received a payment from Merck KGaA in the amount of $675,000 to discharge certain payment obligations that survived termination of the Merck agreement. During the nine-month period ended September 30, 2010, Lpath recognized revenue of $4,660,000 related to the Merck Agreement.

Research and Development Expenses. Research and development expenses decreased to $5,014,000 for the first three quarters of 2011 from $6,625,000 for the first three quarters of 2010, a decrease of $1,611,000. Outside services, consulting, and lab supplies expenses decreased by $1,937,000 in 2011 due to costs incurred in 2010 to perform 13-week toxicology studies, manufacture drug supplies, and other tasks required to prepare for the initiation of Phase 2 clinical trials for iSONEP and ASONEP. Employee compensation expense increased in 2011 by $255,000 due principally to increased staffing.

General and Administrative Expenses. General and administrative expenses were $2,321,000 for the nine-month period ended September 30, 2011 compared to $2,614,000 for the same period in 2010, a decrease of $293,000. Compensation expense decreased by $247,000 in 2011 due principally to the fact that in the first quarter of 2010 management bonuses for 2009 were authorized and accrued, whereas management bonuses for 2010 were authorized and accrued effective December 31, 2010. Stock compensation expense decreased $93,000 in 2011 because the expense for approximately 2,000,000 restricted stock units issued in 2007 was fully amortized at the end of the first quarter of 2011. Occupancy costs increased by $43,000 in 2011 compared to 2010 due to our move to new facilities in July 2011.

Change in Fair Value of Warrants. Various factors are considered in the Black-Scholes model we use to value our outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 95 percent. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $2,100,000 decrease in fair value of the warrants, and corresponding income included in the results of operations, recognized during the nine months ended September 30, 2011 and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through September 30, 2011, Lpath had received net proceeds of approximately $41.4 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $32.9 million from corporate partners. During the nine months ended September 30, 2011, Lpath received $15.9 million in funding from a research and development arrangement with Pfizer. At September 30, 2011, Lpath had cash and cash equivalents totaling $15.9 million. Cash and cash equivalents consist of cash in demand deposit accounts, money market accounts that hold only U.S Treasury securities, and federally insured certificates of deposits.

Net cash used in investing activities during the nine months ended September 30, 2011 was $408,000, including $130,000 invested in equipment and leasehold improvements and $278,000 invested in the prosecution of patents. During the same period in 2010, net cash used in investing activities totaled $376,000, including $2,000 invested in equipment and leasehold improvements and $374,000 invested in the prosecution of patents. The decrease in the amount spent on patent prosecution in 2011 is due to the fact that, pursuant to the terms of the Pfizer Agreement, Pfizer has assumed financial responsibility for the prosecution of patents related to Lpath technology that is subject to the Pfizer Agreement.

We believe our cash and cash equivalents on hand as of September 30, 2011, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through 2012. As they are currently planned, the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $20 and $30 million over the 15-month period ending December 31, 2012. These costs include the planned costs of the two trials that will be shared by Pfizer. As of September 30, 2011, we had available cash and cash equivalents balance of approximately $15.9 million. Additional near-term sources of cash include $1.5 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the $3 million grant from NIH awarded in 2009 that still has $1.7 million remaining to support ASONEP clinical trials.

In addition, we may receive additional funding to support our operations beyond 2012 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, but does so after 2012, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2012.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, license agreements, and the proceeds of offerings of our equity and debt securities. However, we may not be successful in obtaining cash from new or existing collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Lpath, Inc.

Date: November 14, 2011	/s/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GARY J. G. ATKINSON,
Gary J. G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)