Form 10-K
period 2011-12-31
LPATH, INC
filed 2012-03-16
CIK 1251769

Use these links to rapidly review the document
LPATH, INC. TABLE OF CONTENTS
ITEM 15. EXHIBITS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50344

LPATH, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	16-1630142 (I.R.S. Employer Identification No.)
4025 Sorrento Valley Blvd., San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $0.98 as reported on the Over-the-Counter Bulletin Board on June 30, 2011 is $48,261,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

          As of March 15, 2012, there were 73,720,948 shares of the issuer's $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our definitive proxy statement for our 2012 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2012 annual meeting of stockholders is scheduled to be held on June 21, 2012. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 31, 2011.

LPATH, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report includes statements of our expectations, intentions, plans, and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned "Business" below and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast," "anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to:

  •
  Our interpretation of the results of the pre-clinical and clinical trials for our product candidates.

  •
  Our ability to successfully complete additional clinical trials on a timely basis and obtain regulatory approvals for one or more of our product candidates.

  •
  The potential biological effects and indications for our product candidates.

  •
  The market opportunity for our product candidates.

  •
  Our ability to complete additional discovery and development activities for drug candidates utilizing our proprietary ImmuneY2 drug discovery process.

  •
  Our ability to satisfy the terms of our agreement with Pfizer Inc.

  •
  The period of time for which our existing cash will enable us to fund our operations.

        In addition to the items described in this report under the heading "Risk Factors," many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things:

  •
  The results of our pre-clinical testing and our clinical trials may not support either further clinical development or the commercialization of our drug candidates.

  •
  We may not successfully complete additional clinical trials for our product candidates on a timely basis, or at all.

  •
  We temporarily suspended our iSONEP clinical trials and the FDA subsequently placed them on clinical hold and while we plan to manufacture additional iSONEP and resume dosing in both clinical trials in the third quarter of 2012, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all.

  •
  None of our drug candidates has received regulatory approval at this time, and we may fail to obtain required governmental approvals for our drug candidates.

  •
  We have a history of net losses and we may never achieve or maintain profitability.

  •
  We may not be successful in maintaining our commercial relationship with Pfizer Inc.

  •
  We may not be able to obtain substantial additional financial resources in order to carry out our planned activities beyond mid 2014.

  •
  Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.

ii

        Therefore, investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate and our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except to the extent required by applicable laws or rules, we do not intend to update any forward-looking statements contained herein or to announce revisions to any of such forward-looking statements.

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one in pre-clinical evaluation.

iSONEP

        iSONEP™ is the ocular formulation of sonepcizumab, a humanized monoclonal antibody ("mAb") against sphingosine-1-phosphate ("S1P"). Sphingomab™ is the original mouse version of this monoclonal antibody. iSONEP is administered by intravitreal injection, and has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability. This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for "wet" age-related macular degeneration ("wet AMD") and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy, dry AMD, and glaucoma-related surgery.

        In 2009, we completed a Phase 1 clinical trial in which iSONEP was evaluated in patients with wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2 mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. Positive biological effects were also observed in some patients in this clinical study, the most common being regression in choroidal neovascularization ("CNV"), which is the underlying cause of the disease that eventually leads to degeneration of the macula. Most of these positive effects appear to be largely independent of the effects seen when patients undergo treatment with the drugs that are in current use for the treatment of wet AMD.

        We have initiated the next clinical studies of iSONEP to further investigate the biological effects observed in the Phase 1 trial. In September, 2011, we began a Phase 1b/2a clinical trial of iSONEP in patients with retinal pigment epithelium detachment ("PED"), a persistent complication in patients with the occult form of wet AMD. Of the 15 patients in the Phase 1 iSONEP trial, two patients were diagnosed with PED. With a single dose of iSONEP, both of these patients experienced complete resolution of the condition. There is currently no FDA approved treatment for PED. While the small number of patients with this condition in the iSONEP Phase 1 clinical trial makes it difficult to draw any definitive conclusions, we believe, based on advice from our Ocular Advisory Board, that a follow-up study focused specifically on PED patients is warranted. In October, 2011, we also began a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED.

        In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned the FDA determined that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA's current Good Manufacturing Practice ("cGMP") requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The FDA has not informed us regarding any specific non-compliance issues at Formatech that may have affected our drug product. iSONEP has been well tolerated by all patients in our Phase 1 trial and by all patients treated thus far in our PED and wet-AMD trials.

        We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. While we plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all.

        If we are able to resume our clinical trials in the third quarter of 2012, we would expect to receive the preliminary results from our Phase 1b/2a clinical trial of iSONEP in patients with PED in the first quarter of 2013 and the preliminary results of our Phase 2a clinical trial of iSONEP in wet-AMD patients without PED by the end of 2013. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in "Risk Factors—We may have delays in completing our clinical trials and we may not complete them all."

        In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP (the "Pfizer Agreement"). Under the terms of that agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will be eligible to receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

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

        Based on ASONEP's safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted. We are now working to complete various tasks required to move ASONEP into Phase 2 clinical testing in 2012. We are collaborating with Harvard Medical School and other collaborators on plans to conduct one or more Phase 2a clinical trials. We anticipate that our Phase 2a clinical trial testing ASONEP as a treatment for renal cell carcinoma, conducted in conjunction with Harvard Medical School and Beth Israel Deaconess Medical Center, will begin in the second half of 2012.

        In 2008, we entered into a License Agreement with Merck KGaA, ("Merck") pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP (the "Merck Agreement"). Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath's Board of Directors as not being in the best interests of Lpath's stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck relinquished all rights to the ASONEP program.

        As part of the December 2010 Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP which period ends in December 2013.

Lpathomab

        Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid ("LPA"), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have three lead humanized mAbs that inhibit LPA. These mAbs are being tested against each other in various models of human disease to determine which of these could be most likely to succeed in clinical trials. The target date to begin testing Lpathomab in clinical trials is in the first half of 2014.

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

The Emergence of Lipidomics

        For many years the drug-development industry has been fundamentally protein-centric, and most drugs on the market (and almost all drug candidates in clinical trials) target proteins. The recognition among medical researchers that bioactive lipids play key roles in disease is a relatively recent development. "Although the concept of 'bioactive lipids' has been decades in the making, it has only started to gain traction in the past 20 years, and promises to occupy centre-stage in cell biology research in the twenty-first century." (Nature Reviews, February 2008)

        In an article published in 2006, the British Journal of Cancer described the emergence of lipidomics in drug discovery:

          The focus on proteins was a natural consequence of the science community's evolving understanding of biochemistry, which allowed researchers to identify potential protein targets involved in key metabolic and signaling pathways. Some of the first drugs developed by the rational-drug-design approach to the scientific method came after the discovery of key enzymes, receptors, and ion channels [all proteins] as they emerged in the basic science literature. One can argue that target identification now is driven by the technological developments of proteomics and genomics, both of which reflect the persistent 'protein-centric' view of drug discovery.

          Now, the field of lipidomics (a subset of 'metabolomics') has emerged...and provides new opportunities for drug discovery. As was the case for proteomics and genomics, tools of measurement led the way. For lipidomics, the development of electrospray tandem mass spectrometry and other tools has facilitated our understanding of the cellular lipidome, and we now believe that there are over 1,000 members of the lipidome, opening up an entire array of new potential targets for therapeutic interventions.

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

Product Opportunities

        Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status
iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD RPE Detachment Other retinal diseases	Phase 1b/2a clinical trial of iSONEP in patients with RPE Detachment on clinical hold(1).
Phase 2a clinical trial in Wet-AMD patients without RPE Detachment on clinical hold(1).
Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.
ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer—various tumor types	Phase 1 completed. Currently manufacturing material for use in Phase 2 trials.
		Multiple sclerosis ("MS")	Demonstrated in vivo efficacy in validated models of MS.
Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Fibrosis Spinal cord injury Traumatic brain injury Neuropathic pain Cancer	Clinical candidate selection in process. Phase 1 clinical trial targeted to begin in 2014.

(1)
iSONEP clinical trials are currently suspended and on clinical hold as a result of the FDA advising us that they determined that our fill-and-finish contractor, Formatech, Inc., was not in compliance with the FDA's current Good Manufacturing Practice ("cGMP") during the period in August 2010 that the iSONEP clinical vials were filled, and are on clinical hold. We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. We plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals. There is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all.

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

        The most significant benefit observed in the Phase 1 trial was a regression in choroidal neovascularization (CNV), which is the underlying cause of the disease that eventually leads to degeneration of the macula, the area of the retina responsible for central vision. Of the seven patients that had a baseline lesion that was considered by experienced ophthalmologists to be "large," four experienced a reduction exceeding 5 mm2 and three experienced a reduction of greater than 75%—all with a single dose of iSONEP. This type of clinical benefit is not typical with other treatments, as the published data (Heier JS et al. Ophthalmology.2006; 113:642e1-642.e4) suggest that, even with repeated Lucentis® dosing, the total physical size of CNV lesion does not show much reduction.

        Another distinctive benefit was the resolution of retinal pigment epithelium detachment ("PED"), a potentially serious condition that is often a part of the pathology of wet AMD. Of two patients that were diagnosed with PED in the Phase 1 trial, both experienced complete or near-complete resolution of the condition—again, with only a single dose of iSONEP.

        A key observation from the Phase 1 trial was that of the five patients that showed the strongest biological effect, all five had a component of occult-type CNV (either pure occult CNV or "minimally classic" CNV). Further, these five patients were the only ones in the Phase I study that were diagnosed with occult disease. In other words, all of the patients with a component of occult CNV exhibited a strong positive biological effect during the 30-45 days following a single injection of iSONEP.

        Due to the small sample size, all biological effects described above can only be characterized as possibly correlative at this time; no causal relationship has yet been established, statistically or otherwise.

        The fact that these biological effects appear to be non-overlapping vis-à-vis those of the predominant market leaders, Lucentis and Avastin®, may be significant. Wet AMD is characterized by the pathologic disruption of the retina, which is caused collectively by (i) new-blood-vessel growth in the choroid layer under the retina, (ii) sub-retinal fibrosis, (iii) general inflammation in the retinal area, and (iv) edema caused by new blood vessels that do not form perfectly and are thereby permeable (or leaky).

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

        iSONEP's non-overlapping effects relative to anti-VEGF therapeutics was predicted. As Campochiaro et al. state in Journal of Cellular Physiology, "Since S1P may have both independent and overlapping effects with VEGF, it is a particularly appealing target. There may be advantages to combined blockade of VEGF [Lucentis] and blockade of S1P [iSONEP]."

        The promising results of the Phase 1 clinical trial together with the preclinical studies suggest the following:

            (i)  iSONEP may have comparative advantages over currently available treatments like Lucentis and Avastin (and soon-to-be-available treatments with similar mechanisms of action like Regeneron's VEGF-Trap©). The loss of visual acuity associated with AMD is caused by a combination of all the factors mentioned above, yet Lucentis, Avastin, and the VEGF-Trap apparently fail to address inflammation and sub-retinal fibrosis. Thus, iSONEP may improve vision on a more-consistent basis across the patient population and may treat the multiple mechanisms that cause exudative-AMD-related vision loss. Such an agent might act as a monotherapy or an adjunct therapy to an anti-VEGF agent.

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

        In September, 2011, we initiated a Phase 1b/2a clinical trial of iSONEP in patients with PED, a persistent complication in patients with the occult form of wet AMD. In October, 2011, we also began a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED.

        In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials because the FDA advised us that they determined that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA's current Good Manufacturing Practice ("cGMP") requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The FDA has not informed us regarding any specific non-compliance issues at Formatech that may have affected our drug product. iSONEP has been well tolerated by all patients in our Phase 1 trial and by all patients treated thus far in our PED and wet-AMD trials.

        We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. While we plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all.

        If we are able to resume our clinical trials in the third quarter of 2012, we would expect to receive the preliminary results from our Phase 1b/2a clinical trial of iSONEP in patients with PED in the first quarter of 2013 and the preliminary results of our Phase 2a clinical trial of iSONEP in wet-AMD patients without PED by the end of 2013. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in "Risk Factors—We may have delays in completing our clinical trials and we may not complete them all."

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

  a)
  ASONEP's preclinical data may be more predictive of success in the clinic than typical protein-targeted drug candidates.    Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans), which is not the case for protein targets. This possibly provides for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human clinical significance.

  b)
  Cancer cells (and other pathogenic cell types) may not as easily "escape therapy" by mutating around the therapy.    When the target is a protein, cancerous cells can "escape therapy" by mutating around the therapy; they do this either (i) through a form of natural selection, by "selecting" the isoform of the protein that the drug has least efficacy against, or (ii) by making a new version of the protein that the drug is less effective against (and cancer cells have already proven to be highly likely to mutate). S1P, on the other hand, has no isoforms (or splice variants) so the natural selection process described above cannot occur. In addition, the second approach described above is highly unlikely to occur because cells are programmed to produce proteins and not lipids.

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

  d)
  ASONEP has greater binding affinity than other antibodies.    The affinity of ASONEP (i.e., the "strength" of binding to its target, S1P) is higher than antibody therapeutics that are currently used in the clinic as molecular sponges.

        ASONEP has demonstrated favorable results in disease models for clinical indications other than cancer. In a recent preclinical study conducted at Harvard Medical School using ASONEP in an Experimental Autoimmune Encephalomyelitis (EAE) model of Multiple Sclerosis, ASONEP performed favorably compared against FTY720, a Novartis compound that was recently approved by the FDA as a treatment for Multiple Sclerosis. We are exploring further studies of ASONEP as a possible treatment for Multiple Sclerosis to fully assess its potential for this indication.

        In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested in patients having cancer. The trial met its primary endpoint of identifying safe dose levels for investigation in the Phase 2 setting. ASONEP was well tolerated at all dose-levels, ranging from 1 mg/kg to 24 mg/kg. In the dose-escalation phase of the study, three evaluable patients were treated per dose level, with each one receiving four intravenous treatments during the initial evaluation period (generally on days 1, 15, 22, and 29). Patients could continue ASONEP treatment after this initial evaluation period as long as the patient's disease did not progress. The study also included an extension phase, where six additional patients were dosed at the highest dose (24 mg/kg) using the same dosing guidelines described above.

        More than half the patients that completed the initial four-treatment evaluation period showed stable disease. Durable stable disease was observed in several patients. The test results offer considerable flexibility with dose level in future studies because ASONEP was equally well tolerated across all doses that were tested, other than minor infusion-related reactions observed at the highest dose of 24 mg/kg.

        Based on ASONEP's safety profile together with the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP in Phase 2 clinical trials is warranted. We are now working to complete various tasks required to move ASONEP into Phase 2 clinical testing, and are collaborating with Harvard Medical School and other collaborators on plans to conduct one or more Phase 2a clinical trials. We anticipate that our Phase 2a clinical trial testing ASONEP as a treatment for renal cell carcinoma, conducted in conjunction with Harvard Medical School and Beth Israel Deaconess Medical Center, will begin in the second half of 2012.

        In October 2008, we entered into a License Agreement (the "Merck Agreement") with Merck KgaA, ("Merck") pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath's Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Agreement, the termination was effective on April 24, 2010. Upon termination Merck relinquished all rights to the ASONEP program. We received a total of $17.7 million from Merck under the terms of the Merck Agreement.

        As part of the December 2010 Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP which period ends in December 2013.

  Lpathomab

        Our drug discovery team, using our proprietary ImmuneY2 technology, was the first, we believe, to generate functional mAbs against lysophosphatidic acid ("LPA"). LPA has long been recognized in the literature as a key factor in a variety of diseases. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain, and plays a key role in pulmonary fibrosis. Because of its potentially significant role in a number of diseases, including pain, fibrosis, and cancer, other companies have tried, unsuccessfully, to create an antibody against LPA.

        We have three lead humanized mAbs that inhibit LPA. We have humanized and optimized both of these drug candidates and are in the process of testing them head-to-head to determine which of the two will move ahead into Investigational New Drug ("IND") -enabling activities. Following selection of the strongest anti-LPA drug candidate, we intend to proceed with the activities required to file an IND with the U.S. Food and Drug Administration. The target date to begin testing Lpathomab in human clinical trials is in the first half of 2014.

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

Manufacturing, Development, and Commercialization Strategy

        We have outsourced current Good Laboratory Practices ("cGLP") preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. Manufacturing is only outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $9.7 million and $7.8 million in fiscal years 2011 and 2010, respectively. In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA's current Good Manufacturing Practice (cGMP) requirements during the period that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.

        In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. ("Laureate") for the production of ASONEP and iSONEP. Pursuant to the terms of the agreement, Laureate has performed cell-line development, cell-line optimization, and upstream and downstream process development, followed by cGMP manufacture of ASONEP and iSONEP for use in clinical trials. The agreement was amended to extend the termination to December 31, 2012. We may terminate the agreement at any time in our discretion by giving Laureate 90 days prior written notice. There is no assurance that we will be able to renew our agreement with Laureate on acceptable terms, or at all. Laureate is our single manufacturer for ASONEP and iSONEP and may not be replaced without significant effort and delay in production. Additionally, we have contracted with Laureate to manufacture additional iSONEP for our intended resumption of our Phase 1b/2A and Phase 2a clinical trials of iSONEP, and we have identified a new fill/finish contractor. A supply interruption or an increase in demand beyond our current manufacturer's capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

Market and Competitive Considerations

The Wet-AMD Market

        AMD is the leading cause of severe vision loss and blindness among older Americans and currently affects as many as 15 million people in the United States. Although wet AMD affects only approximately 10% of patients with AMD, it is responsible for approximately 80% of the cases among patients with severe vision loss. Some estimates show that nearly one-third of all Americans 75 years of age or older have at least some form of AMD. The World Health Organization (WHO) has estimated that the number of people over age 60 will double over the next 16 years.

        According to a study published in 2008 by the National Eye Institute ("NEI") in partnership with Prevent Blindness, more than 2 million Americans age 50 and older have wet AMD. Other NEI data estimate that due to the rapid aging of the U.S. population, this number will increase to almost 3 million by 2020.

        The current market leaders for the treatment of wet AMD are the VEGF inhibitors, Lucentis® and (off-label) Avastin®. Annual revenue (worldwide) for Lucentis in 2010 was $2.9 billion, despite significant cannibalization by the off-label use of Avastin (estimated to be 50% to 60%). This off-label use is motivated by the fact that there is a significant cost differential between the two drugs, while the therapeutic index between the two is virtually indistinguishable, as recently shown in the NEI-sponsored CATT trial published in the New England Journal of Medicine in May 2011. It is estimated that more than 90% of wet AMD patients are currently being treated with either Lucentis or Avastin.

        In November 2011, the FDA approved Eylea® as a treatment for wet-AMD. Like Lucentis and Avastin, Eylea acts through the VEGF pathway, but it is expected that Eylea will have an advantage for patients because they will require less frequent eye injections and fewer doctor visits. As a result market analysts anticipate that Eylea will be a strong competitor to Lucentis and Avastin.

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

        Unfortunately, the considerable R&D effort devoted to cancer has not significantly mitigated the incidence of the disease, nor has it significantly increased the survival rate or reduced the duration of treatment for many cancer patients. According to Cancer Statistics 2009, published by the American Cancer Society, there are still approximately 1.5 million new cases of cancer diagnosed annually, resulting in over 500,000 deaths per year in the United States alone. Thus, even though a significant effort has been put forth to discover new therapeutics for cancer, effective therapeutic agents to combat many forms of the disease remain elusive. Further, traditional therapeutic agents are commonly plagued with severe side effects. Therefore, many groups have recently begun to look for new approaches to fighting the war against cancer. Among these new "innovative therapies" are gene therapy and therapeutic proteins such as mAbs, now including those against bioactive lipids.

        The first mAb used clinically for the treatment of cancer was Rituxan (rituximab), which was launched in 1997. Since then, the sales level of this antibody has reached more than $6 billion per year. In addition, Roche's newer mAb, Avastin, has also achieved annual sales in excess of $6 billion. These sales levels demonstrate the great potential of an effective mAb against cancer. Since the launch of Rituxan, more than 20 other mAbs have since been approved for marketing, including seven that are approved for cancer. The specificity of antibodies when compared with small molecule therapeutics has provided antibody therapeutics with a major advantage in terms of maximizing efficacy and reducing toxicity. There are currently more than 300 therapeutic antibody drug candidates in clinical studies worldwide. In the face of this substantial competition, we are uniquely poised to use the advantages of antibody therapeutics against an entirely new class of promising targets—bioactive lipids.

Competition

        The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and better funded companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same signaling pathways, or patient or subject population. Therefore, our lead products, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor's product is better than ours, for whatever reason, then our sales could be lower than that of competing products, if we are able to generate sales at all.

Collaborative Arrangements

Pfizer Inc.

        In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath's lead monoclonal antibody product candidate, which is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ocular disorders. iSONEP is currently being tested in a Phase 1b/2a clinical trial in wet AMD patients with PED, a complication of wet AMD. We are also currently conducting a Phase 2a clinical trial of iSONEP in a broader population of wet AMD patients.

        Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™ which period ends in December 2013, Lpath's product candidate that is being evaluated for the treatment of cancer.

Merck KGaA

        As stated above, we entered into the Merck Agreement with Merck, pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. Under the terms of the Merck Agreement, Merck paid us a total of $17.7 million. These amounts included an up front license fee, milestone payments, and ongoing research and development support.

        In March 2010, Merck acknowledged that we had achieved a development milestone, for which we earned $2 million. Later in March 2010, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath's Board of Directors as not being in the best interests of Lpath's stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck relinquished all rights to the ASONEP program.

In-licensed Technology

Lonza Biologics PLC

        In 2006, we entered into two licensing arrangements with Lonza Biologics PLC ("Lonza"). In the first agreement known as the "Research Evaluation Agreement", Lonza granted us a non-exclusive license to use cell-line development technology owned by Lonza for research purposes. The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $54,000 based on current exchange rates). The license may be extended at our discretion for additional one-year periods. The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

        Under the terms of the second license from Lonza, identified as the "License Agreement," Lonza granted us a non-exclusive license with rights to use, and to authorize sublicenses to use, Lonza's cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days' written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

        In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical ("AERES") to "humanize" the company's Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2011 and no amounts were paid to AERES during 2010. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Patents and Proprietary Rights

        Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes more than 50 issued or pending patents in the United States, with corresponding applications in major foreign countries. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Lpath's intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.

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

  •
  Submission of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may begin;

  •
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

  •
  Submission to the FDA of an New Drug Application ("NDA"); and

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

        We are required to submit the results of our preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. Among other things, these regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board ("IRB") at each medical center proposing to conduct the clinical trials must review and approve any clinical study. Each IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

        Human clinical trials are typically conducted in three sequential phases that may overlap:

  •
  Phase 1:    The drug is initially introduced into human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion ("ADME").

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

        Under the Prescription Drug User Fee Act ("PDUFA"), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2012, that fee is $1,841,500. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its "complete response," in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

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

Other Regulatory Requirements

        The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of our product candidates, if they are ever approved for commercial marketing.

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

Employees

        As of March 3, 2012, we employed 24 individuals, of whom 11 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

Description of Property

        Our administrative offices and research facilities are located in San Diego, California, and we consider them to be in good condition and adequately utilized. The Lease term runs through November 2016. The Company has one five-year renewal option under the Lease. Approximately 200 square feet of the facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease. If we do not renew our existing lease, we believe that alternative space will be available to us at commercially reasonable terms.

Legal Proceedings

        We are not currently a party in any legal proceedings.

DIRECTORS AND EXECUTIVE OFFICERS

        The following sets forth certain information regarding our directors and executive officers as of March 15, 2012 (biographical descriptions below that reference dates prior to November 30, 2005 relate to such officer's role in Lpath Therapeutics, Inc., our wholly-owned subsidiary):

Name	Age	Position
Scott R. Pancoast	53	President, Chief Executive Office, and Director
Roger A. Sabbadini, Ph.D.	64	Vice President, Chief Scientific Officer
Gary J.G. Atkinson	59	Vice President, Chief Financial Officer
Jeffrey A. Ferrell(1)(2)	37	Director
Charles A. Mathews(1)(2)	74	Director
Daniel H. Petree(1)(2)	56	Chairman of the Board
Donald R. Swortwood(1)	70	Director

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

Scott R. Pancoast
Chief Executive Officer, President, and Director

        Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005 and as a Director of Lpath since 1998. Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (WSIC), a private San Diego venture capital fund. He has served as the CEO or interim CEO for six start-up companies, and has been a member of the boards of directors for over 15 companies, including two public companies. Mr. Pancoast previously served on the board of directors of iVOW, Inc., a publicly-traded company. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President—Operations and Chief Financial Officer. He is a graduate of the Harvard Business School and the University of Virginia. Mr. Pancoast's qualifications to sit on our Board include his experience as our President and Chief Executive Officer, his experience as venture capitalist and business leader, and his current and past service as a board member for public and private companies.

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

Jeffrey A. Ferrell
Director

        Mr. Ferrell has served as a director of Lpath since April 2007. Mr. Ferrell has served as the Managing Member of Athyrium Capital Management, LLC, life sciences focused investment and advisory company with offices in New York City, since 2008. From 2001 to 2008, Mr. Ferrell served in a number of capacities at Lehman Brothers. He oversaw public and private life sciences investments for Global Trading Strategies, a principal investment group within Lehman, as a Senior Vice President from 2005 to 2008. Prior to that he was a Vice President in Lehman Brothers' Private Equity division. Prior to joining Lehman in 2001, he was a principal at Schroder Ventures Life Sciences in Boston. Mr. Ferrell holds an A.B. in Biochemical Sciences from Harvard University. Mr. Ferrell's qualifications to sit on our Board include his experience in providing fund raising and advisory services to life sciences companies, his knowledge of the life sciences industry and his knowledge of the capital markets.

Charles A. Mathews
Director

        Mr. Mathews has served as a director of Lpath since March 2006. Mr. Mathews is an active private investor and serves as an independent director on the boards of a number of public and private companies. From March 2005 to November 2006, Mr. Mathews was Chairman of Avanir Pharmaceuticals (AVNR), a drug development and marketing company and from May to September 2005 he acted as its Chief Executive Officer. Mr. Mathews is a past president of the San Diego Tech Coast Angels, part of an affiliation of over 200 accredited "angel" investors active in the life science and technology industries. From April 2002 until January 2004, Mr. Mathews served as the President and Chief Executive Officer of DermTech International, a privately held contract research organization focused on dermal and transdermal drugs. From 1996 to April 2002, Mr. Mathews was an independent management consultant, providing CEO-level consulting services to various public and private companies. He continues to serve as a director for Avanir Pharmaceuticals Inc. and several privately held companies. Mr. Mathews' qualifications to sit on our Board include his leadership experience as an executive in the life sciences industry, his expertise in operations and corporate governance, and his service on other public and private company boards and board committees.

Daniel H. Petree
Chairman of the Board of Directors

        Mr. Petree has served as a director of Lpath since November 2008, and was appointed as Chairman of the Board in September 2010. Mr. Petree has over 20 years of experience in the biotechnology industry, serving in a variety of roles including investment banker, senior operating manager and corporate and securities lawyer. Mr. Petree is a member and co-founder of P2 Partners, LLC, which provides transaction advisory services to small and medium-sized science companies. Mr. Petree served as a director of Cypress Biosciences, Inc., a company that provided products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders from 2004 to 2011. Before co-founding P2 Partners in 2000, Mr. Petree was President and Chief Operating Officer of Axys Pharmaceuticals, a structure-based drug design company in South San Francisco. Mr. Petree's qualifications to sit on our Board include his experience as an executive and an investment banker in the biotechnology industry, his experience with structuring and negotiating pharmaceutical partnering arrangements, and his service on other public company boards and board committees.

Donald R. Swortwood
Director

        Mr. Swortwood participated in the original funding of Lpath, and has served as a director of Lpath since July 2006. He has served as Chairman and Chief Executive Officer of Western States Investment Corporation since the founding of its predecessor in 1975, and has been an active investor and venture capitalist for over thirty-five years. His investing career began in basic industrial areas, such as industrial salt and transportation, and has evolved into technology and science related fields, ranging from a business that developed novel technologies for the detection and treatment of gastro-esophageal reflux disease, which was sold to Medtronic; to a leader in storage area network management software solutions, which was sold to EMC; to a business that developed the first "ear thermometer," which was sold to Wyeth. Currently, the Western States portfolio of holdings includes a number of biotech and life science companies. Mr. Swortwood is a graduate of Stanford University. Mr. Swortwood's qualifications to sit on our Board include his experience as a business leader and venture capitalist and his experience in advising emerging growth life science and technology companies.

  Family Relationships

        There are no family relationships between any of our officers and directors.

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

        Our filings are also available through the SEC's website, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

        iSONEP™, ASONEP™ Lpathomab™, ImmuneY2™ and our logo are our trademarks. This prospectus also includes trademarks, trade names and service marks that are the property of other organizations.

ITEM 1A.    RISK FACTORS

        Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this prospectus, before you decide to buy our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and the trading price of our securities could decline, and you may lose all or part of the money you paid to buy our securities.

Risks primarily associated with our business:

We are in the early stages of drug development, and we may be unable to generate significant revenues and may never become profitable.

        We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $25.8 million in revenues through December 31, 2011 from grants and license agreements to support our research and development activities. In December 2010, we entered into the Pfizer Agreement under which Pfizer agreed to provide us with an upfront payment of $14 million in addition to sharing the cost of the planned Phase 1b and Phase 2a trials for iSONEP. As of December 31, 2011, we had an accumulated deficit of approximately $40.2 million. We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates. We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot provide any assurance that Pfizer will not terminate the Pfizer Agreement, or that Pfizer will exercise its option for worldwide commercial rights to iSONEP. Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities beyond mid 2014.

        As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $24 and $30 million from the beginning of 2012 through the second quarter of 2014. As of December 31, 2011, we had an available cash balance of approximately $14.4 million. Pursuant to the terms of the Pfizer Agreement, Pfizer has agreed to share the cost of the planned Phase 1b and Phase 2a trials for iSONEP. Additional near-term sources of cash include $1.1 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has $1.5 million remaining to support ASONEP clinical trials. In addition, in March 2012 we completed a public offering in which we raised net proceeds of $8.2 million. We believe these funds should be sufficient to fund our ongoing drug discovery and development activities through mid 2014. Further, we may receive additional funding to support our operations beyond the end of 2013 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. Additionally, we may receive grants as a result of grant applications we have filed and will file. However, we cannot provide any assurance that we will be successful in maintaining our commercial relationship with Pfizer, we will not experience further delays in our clinical trials, that Pfizer will exercise its option to commercialize iSONEP or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitle us to future payments under the Pfizer Agreement. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond mid 2014.

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

        In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. However, we cannot assure you that Pfizer will not exercise its rights to terminate the Pfizer Agreement early, we will not experience further delays in our clinical trials, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitled us to future payments under the Pfizer Agreement.

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

  •
  delay of a collaborator's development or commercialization efforts with respect to our drug candidates or disagreements with the collaborator regarding the appropriate clinical trial protocols; or

  •
  termination or non-renewal of the collaboration due to the failure of our product candidate to satisfy required developmental, regulatory or commercial milestones, changes in the collaborator's business plans or financial health or other competitive or market reasons.

        In addition, in any collaboration, we may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

        For example, in March 2010, Merck proposed continuing the partnership with Lpath via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath's Board of Directors as not being in the best interests of Lpath's stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck relinquished all rights to the ASONEP program.

        Further, as a result of our collaborations, we may have less control over the development, clinical testing, marketing and distribution activities performed by our collaborators than if we were performing those functions with our own facilities and employees or based on our own decisions. This lack of direct control could adversely affect the results. For example, we anticipate that we will be able to resume our clinical trials in the third quarter of 2012, and if so, we expect to receive the preliminary results from our Phase 1b/2a clinical trial of iSONEP in patients with PED in the first quarter of 2013 and the preliminary results of our Phase 2a clinical trial of iSONEP in wet-AMD patients without PED by the end of 2013. Our ability to meet this timeline depends in part on Pfizer's decisions regarding the clinical trial protocols and the clinical trial process.

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

        The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing. We have limited experience in, and limited resources available for, regulatory and clinical activities. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that the clinical trials for our first product candidate will not be completed before 2015 at the earliest. Significant delays may adversely affect our financial results and the commercial prospects for iSONEP and ASONEP (or our other potential products or any other products we may acquire or in-license).

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

  •
  inability to change clinical trial protocols if we experience unexpected delays;

  •
  inability to maintain a supply of the investigational drug in sufficient quantities to support the trials;

  •
  results of clinical trials not yielding sufficiently conclusive favorable data for regulatory agencies to approve the use of our products in development, or any other products we may acquire or in-license;

  •
  the FDA or other regulatory authorities may place a clinical trial on clinical hold;

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

We may have delays in completing our clinical trials and we may not complete them at all.

        We have not completed the clinical trials necessary to obtain FDA approval to market iSONEP or ASONEP. We have not initiated any Phase III studies. In January 2012, we temporarily suspended our Phase 1b/2a and Phase 2a clinical trials of iSONEP because the FDA advised us that it determined our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA's current Good Manufacturing Practice (cGMP) requirements during the period that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The resumption of our Phase 1b/2a and Phase 2a clinical trials of iSONEP and planned Phase 2 clinical trial of ASONEP may be delayed or terminated as a result of many factors, including the following:

  •
  delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical testing sites;

  •
  regulators or Institutional Review Boards may not authorize us to commence a clinical trial;

  •
  regulators or Institutional Review Boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

  •
  delays or failure of the FDA to remove the clinical hold on our iSONEP trials;

  •
  we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable risks or for other reasons;

  •
  slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials and our inability to change our clinical protocols to respond to such delays;

  •
  patients failing to complete clinical trials due to safety issues, side effects, dissatisfaction with the treatment candidate, or other reasons;

  •
  difficulty in maintaining contact with patients after treatment may prevent us from collecting the data required by our study protocols;

  •
  treatment candidates demonstrating a lack of efficacy during clinical trials;

  •
  governmental or regulatory delays, changes in regulatory requirements, policy and guidelines;

  •
  competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

  •
  delays in completing data collection and analysis for clinical trials.

        In addition, we rely on academic institutions, hospitals and medical centers, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, applicable regulations or good clinical practices. We also rely on clinical research organizations to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner.

        We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. While we plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all, or that the FDA will not impose additional obligations on us as a condition to removing the clinical hold.

        Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the iSONEP and ASONEP prior to regulatory approval. If the delays or costs are significant, our financial results and ability to commercialize iSONEP and ASONEP will be adversely affected.

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

        Further, we have not obtained an agreement with the FDA that the design of our planned iSONEP or ASONEP studies are sufficient to lead to product approval if the results are positive. Moreover, we have not developed or reached an agreement with the FDA on the detailed statistical analysis plan that will be used to analyze the data from these clinical trials. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates.

A source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

        Although we have applied for many grants and thus far have been awarded ten of them, the National Institutes of Health ("NIH") may not in the future find our applications worthy of such grants. In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we have exceeded in 2011. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

        The manufacturing process of iSONEP, ASONEP, Lpathomab, and any other therapeutic products we may want to evaluate or commercialize involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party's manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current Good Manufacturing Practice ("cGMP") requirements, and the noncompliance could not be rapidly rectified. For example, in January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials, because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with cGMP requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. While we plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all. In addition, we may not be able to maintain our agreement with any manufacturer we select. For example, our agreement with our existing manufacturer of ASONEP and iSONEP, Laureate Pharma, Inc., ("Laureate") will expire by its terms at the end of 2012. There is no assurance that we will be able to renew our agreement with Laureate on acceptable terms, or at all. Laureate is our single manufacturer for ASONEP and ISONEP and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer's capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

        Additionally, our inability or reduced capacity to have our products manufactured would prevent us from successfully evaluating or commercializing our proposed products. Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on the price of our shares.

We have a limited product and technology portfolio at the current time.

        Although our clinical drug candidates, iSONEP and ASONEP, might ultimately show clinical relevance in multiple disease states, we have assessed their clinical potential only against AMD and cancer, respectively, and only in Phase 1 clinical trials with small numbers of patients and in animal models. There can be no assurance that any of our existing products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

  •
  availability of reimbursement from government or other healthcare payors for our products; and

  •
  effectiveness of marketing and distribution efforts by us and our third-party collaborators, if any.

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

        The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and, are expected to be increasingly so in the future. Other companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to provide comparable clinical significance. Therefore, our lead products, other products we may develop, or any other products we may acquire or in-license may not be, or may not be perceived to be, the most efficacious (at all or for a majority of patients), the safest, the first to market, or the most economical to make or use. If a competitor's product is, or is perceived to be, more advantageous than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

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

  •
  Some companies with competitive technologies may move through stages of development, approval, and marketing faster than we do. If a competitor receives FDA approval before we do, then it will be authorized to sell its products before we can sell ours. Because the first company "to market" often has a significant advantage over latecomers, a second-place position could result in less-than-anticipated sales.

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

        Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that our product candidates, if commercialized, are: experimental or investigational; not medically necessary; not appropriate for the specific patient or clinical indication; or not cost-effective.

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

        On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

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

        The development, manufacture, and sale of pharmaceutical products expose us to the risk of significant losses resulting from product liability claims. Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain proven claims against us.

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

        Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Scott Pancoast, and our founder and Chief Scientific Officer, Roger Sabbadini, Ph.D., are both critical to our overall management as well as the development of our technology, our culture and our strategic direction. None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

        We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks associated with our intellectual property:

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

        Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could cause us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators or us could lead to:

  •
  payment of damages, potentially treble damages, if we are found to have willfully infringed a party's patent rights;

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

        Because we operate in the highly technical field of drug discovery and development, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks primarily associated with our stock:

The price of our common stock may be volatile.

        Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") and is quoted under the symbol LPTN. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

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

        We are authorized to issue 200,000,000 shares of common stock. As of March 12, 2012, there were an aggregate of 96,964,044 shares of our common stock issued and outstanding on a fully diluted basis. That total includes 6,246,317 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 17,251,128 shares of common stock that may be issued upon the exercise of outstanding warrants. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.

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

Our common stock is considered "a penny stock" and, as a result, it may be difficult to trade a significant number of shares of our common stock.

        The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Our stock is currently less than $5.00 per share, and is classified as a "penny stock." As a result, any broker or dealer selling our stock must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase our securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

        As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404(b) may be in connection with our financial statements for the year ending December 31, 2012, depending upon the value of our public float as of June 30, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We believe that we have conformed our internal control procedures to the requirements of Section 404. Although we have developed controls that we believe to be effective, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Furthermore, even with these procedures in place additional weaknesses in our internal control over financial reporting may be discovered. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and investors may lose confidence in our operating results and the price of our common stock could decline.

If our common stock is not listed on a national securities exchange, U.S. holders of warrants may not be able to exercise their warrants without compliance with applicable state securities laws and the value of your warrants may be significantly reduced.

        Because our common stock is not listed on a national securities exchange, the exercise of the warrants by U.S. holders may not be exempt from state securities laws. As a result, depending on the state of residence of a holder of the warrants, a U.S. holder may not be able to exercise its warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that U.S. holders will be able to exercise their warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, your ability to exercise your warrants may be limited. The value of the warrants may be significantly reduced if U.S. holders are not able to exercise their warrants under applicable state securities laws.

Our common stock is not listed on a national securities exchange and, as a result, compliance with applicable state securities laws may be required for subsequent offers, transfers and sales of the shares of common stock and warrants offered hereby.

        The shares of our common stock and the warrants offered hereby are being offered only in a limited number of states in which we have either registered and/or qualified the common stock and warrants for sale or pursuant to one or more exemptions from such registration and qualification requirements. We have not registered or qualified the shares of common stock and the warrants offered hereby for subsequent offer, transfer or sale in any state. Because our common stock is not listed on a national securities exchange, subsequent transfers of the shares of our common stock and warrants offered hereby by U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of the holder of shares or warrants to register or qualify the shares or the warrants for any subsequent offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

Our governing documents provide indemnification for officers, directors and employees.

        Our governing instruments provide that officers, directors, employees and other agents shall only be liable to us for losses, judgments, liabilities and expenses for which they are adjudged guilty of willful misfeasance or malfeasance in the performance of his or her obligations. Thus certain alleged errors or omissions might not be actionable by us. The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with our Company, including liabilities under applicable securities laws.

Anti-takeover provisions in our charter and bylaws could make a third party acquisition of the Company difficult.

        The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof without any further vote or action by the shareholders. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or otherwise. We have no present plans to issue any preferred stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our administrative offices and research facilities are located in San Diego, California, and we consider them to be in good condition and adequately utilized. We lease approximately 12,000 square feet of laboratory and office space. This lease arrangement expires in 2016. Approximately 200 square feet of the facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently a party in any legal proceedings.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since December 1, 2005, our common stock has traded under the symbol "LPTN.OB" on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-bid prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. The closing price of our common stock on March 13, 2012 was $0.75 per share.

        The following table sets forth the high and low last-bid prices for our common stock for the periods indicated, as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2011		2010
	High	High	High	Low
First quarter	$1.50	$0.79	$1.04	$0.50
Second quarter	$1.18	$0.96	$0.90	$0.70
Third quarter	$1.01	$0.80	$0.79	$0.78
Fourth quarter	$1.20	$0.82	$0.96	$0.65

        As of March 13, 2012, we had approximately 97 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or "nominee" name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

        The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Sharesto be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted-Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	6,246,317	(1)	$0.55	(2)	2,444,042
Equity compensation plans not approved by security holders	—		—		—

Total	6,246,317		$0.55		2,444,042

(1)
Includes 3,623,972 restricted stock units.

(2)
Excludes 3,623,972 restricted stock units.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Risk Factors" and elsewhere in this prospectus and those discussed in other documents we file with the SEC. In light of these risks, uncertainties, and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this prospectus. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this prospectus to reflect future events or circumstances.

Overview

        We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate ("S1P") formulated for treating retinal diseases. iSONEP has completed Phase I clinical trials and demonstrated promising results in treating patients afflicted with wet age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including diabetic retinopathy and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid ("LPA"), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing in various animal models of disease relating to the central nervous system and to fibrosis. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a further pipeline of monoclonal antibody-based drug candidates.

        In December 2010, we entered into an agreement providing Pfizer Inc. the rights to develop and commercialize iSONEP (the "Pfizer Agreement"). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and will share the cost of two human proof-of-concept clinical trials of iSONEP. The first trial (called "PEDigree") is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment ("PED"), a complication of wet AMD. The second, and larger, trial ("Nexus") is designed to further study iSONEP as a treatment for wet AMD. The PEDigree trial commenced in September 2011, and the Nexus trial began in October 2011.

        In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that it determined our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA's current Good Manufacturing Practice ("cGMP") requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The FDA has not informed us regarding any specific non-compliance issues at Formatech that may have affected our drug product. iSONEP has been well tolerated by all patients in our Phase 1 trial and by all patients treated thus far in our PED and wet-AMD trials.

        We have initiated the process to manufacture the additional drug substance required to complete the PED and wet-AMD trials, and have identified an alternate fill/finish contractor. While we plan to resume dosing in both clinical trials in the third quarter of 2012, subject to any necessary regulatory approvals, there is no assurance that we will be able to resume our clinical trials on our intended timeline, if at all.

        We currently expect to receive the preliminary results from our Phase 1b/2a clinical trial of iSONEP in patients with PED by the end of 2012 and the preliminary results of our Phase 2a clinical trial of iSONEP in wet-AMD patients without PED by the end of 2013. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in "Risk Factors—We may have delays in completing our clinical trials and we may not complete them all." Following completion of these two studies, Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, we will be entitled to receive double-digit royalties, tiered based on annual sales of iSONEP. As part of the Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

        Lpath has incurred significant net losses since its inception. As of December 31, 2011, we had an accumulated deficit of approximately $40.2 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $24 million to $30 million from the beginning of 2012 through the second quarter of 2014 (including the manufacture of additional iSONEP necessary to resume our trials). This estimate includes the expenses to conduct the PEDigree and Nexus clinical trials for iSONEP, as well as to manufacture clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to prepare for preclinical testing of our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Revenue

        In December 2010, we entered into an agreement (the "Pfizer Agreement") providing Pfizer Inc ("Pfizer") with an exclusive option for a worldwide license to develop and commercialize iSONEP™, our lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ophthalmic disorders.

        Under the terms of the Pfizer Agreement, Pfizer made a $14 million upfront payment to Lpath in January 2011. In addition, Pfizer agreed to share the cost of the planned Phase 1b and Phase 2a trials. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP, and Pfizer specified that a designated portion of the upfront payment be used to fund the development of ASONEP™.

        In 2008, we entered into a License Agreement (the "Merck Agreement") with Merck KGaA, ("Merck") pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath's Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck relinquished all rights to the ASONEP program. Pursuant to the terms of the Merck Agreement, we received a total of $17.7 million, including an upfront license fee, milestone payments, and ongoing research and development support.

        From our inception through December 31, 2011, we have also generated $7.3 million in revenue from research grants awarded primarily by the National Institutes of Health, and $0.3 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.

Research and Development Expenses

        Our research and development expenses consist primarily of salaries and related employee benefits; research supplies and materials; external costs associated with our drug discovery research; and external drug development costs, including preclinical testing and regulatory expenses, manufacturing of material for clinical trials, and the costs of conducting clinical trials. Our historical research and development expenses are principally related to the drug discovery and clinical development efforts in creating and developing our lead product candidates, iSONEP, ASONEP, and Lpathomab.

        We charge all research and development expenses to operations as incurred. We expect our research and development expenses to increase significantly in the future as our product candidates move through pre-clinical testing and into clinical trials.

        Due to the risks inherent in the drug discovery and clinical trial process and given the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probabilities of success, and development costs vary widely. While we are currently focused on advancing each of our product development programs, we anticipate that we will periodically make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate's commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates.

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

  Revenue Recognition

        Research and Development Revenue Under Collaborative Agreements.    We have and may in the future enter into collaborations where we receive non-refundable upfront payments. Generally, these payments are made to secure licenses or option rights to our drug candidates. Non-refundable payments are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the agreement. Multiple-element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

        If we are involved in a steering committee as part of a multiple-element arrangement that is accounted for as a single unit of accounting, we assess whether our involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

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

  •
  the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

  •
  a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

        Determination as to whether a payment meets the aforementioned conditions involves management's judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

        Grant Revenue.    Our primary source of revenue to date has been research grants received from the National Institutes of Health. We recognize grant revenue as the related research expenses are incurred, up to contractual limits.

        Royalty Revenue.    We recognize royalty revenue from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, cash discounts, freight, postage, and insurance.

  Stock-Based Compensation

        Issuances of common stock, stock options, warrants, or other equity instruments to employees and non-employees as the consideration for goods or services we receive are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued, have been estimated based on the Black-Scholes option pricing model.

  Net Operating Losses and Tax Credit Carryforwards

        At December 31, 2011, we had federal and California net operating loss ("NOL") carryforwards of approximately $41 million and $37 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2030. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue then the California benefits could be deferred, modified, or lost.

        As of December 31, 2011, we also had federal and California research and development tax credit carryforwards of $751,000 and $618,000, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

        A valuation allowance has been established to reserve the potential benefits of these carryforwards in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we can utilize annually in the future to offset taxable income. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss and tax credit carryforwards in any fiscal year may be significantly limited.

  Fair Value of Warrant Liability

        We measure fair value in accordance with the applicable accounting standards in the Financial Accounting Standards Board ("FASB") Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  •
  Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access as of the measurement date.

  •
  Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

  •
  Level 3—unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

        This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

        We determined the fair value of the warrants using a Black-Scholes model with consideration given to their "down-round" protection provisions that reduce the exercise price if we issue new warrants or equity at a price lower than the stated exercise price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of our stock price.

Results of Operations

  Comparison of Years Ended December 31, 2011 and 2010

        Grant and Royalty Revenue.    Grant and royalty revenue for 2011 decreased to $1.6 million from $1.8 million in 2010. The decrease of $0.2 million is principally due to the revenue from two grants totaling $0.5 million received under the IRS Qualifying Therapeutic Discovery Project program in November 2010. In addition, our level of activity on studies funded by grants from the National Institutes of Health ("NIH") increased slightly in 2011 compared to 2010.

        Research and Development Revenue Under Collaborative Agreements.    In 2011, we recognized $7.1 million in cost reimbursements and amortization of license option fees under the Pfizer Agreement. As described in Note 2 to the consolidated financial statements, the Merck Agreement was terminated in April 2010. We recognized $0.7 million and $4.6 million in revenue under the Merck Agreement in 2011 and 2010, respectively. In 2011, revenue recognized pursuant to the Merck Agreement included $0.7 million received from Merck to discharge certain payment obligations that survived termination of the License Agreement. In 2010, we recognized $2.0 million related to the achievement of certain ASONEP development objectives.

        Research and Development Expenses.    Research and development expenses for 2011 totaled $9.7 million compared to $7.8 million for 2010, an increase of $1.9 million. Outside services, consulting, and lab supplies expenses increased by $1.5 million in 2011 due to expenses incurred in connection with the iSONEP Phase 1b and Phase 2a clinical trials. Employee compensation and benefits increased by $0.5 million in 2011 compared to 2010 due to increased staffing.

        General and Administrative Expenses.    General and administrative expenses were $3.4 million for the year ended December 31, 2011 compared to $4.5 million for 2010, a decrease of $1.1 million. Consulting and legal costs decreased by $0.7 million due to costs incurred in 2010 to negotiate the new collaboration agreement with Pfizer. Compensation expense decreased by $0.6 million in 2011 due principally to decreased year-end bonuses awarded in 2011. Stock compensation expense decreased by $0.2 million in 2011. This decrease is due principally to awards of common stock, restricted stock units, and warrants in 2010.

        Change in Fair Value of Warrants.    Various factors are considered in the Black-Scholes model we use to value outstanding warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is our stock price. Our stock has been thinly traded and relatively small transactions can impact our quoted stock price significantly. As a result, our stock price volatility factor is approximately 85%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. We caution that the change in fair value of the warrants should not be given undue importance when considering our financial condition and our results of operations. We do not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by us.

Liquidity and Capital Resources

        Since inception, our operations have been financed primarily through the sale of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through December 31, 2011, we had received net proceeds of approximately $41.4 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, we had received a total of $34.4 million from corporate partners. During the year ended December 31, 2011, we received $17.2 million in funding from a research and development arrangement with Pfizer. At December 31, 2011, we had cash and cash equivalents totaling $14.4 million. Cash and cash equivalents consist of cash in demand deposit accounts, money market accounts that hold only U.S Treasury securities, and federally insured certificates of deposits.

        Net cash used in investing activities during year ended December 31, 2011 was $489,000, including $134,000 invested in equipment and leasehold improvements and $355,000 invested in the prosecution of patents. During 2010, net cash used in investing activities totaled $469,000, including $2,000 invested in equipment and leasehold improvements and $466,000 invested in the prosecution of patents. The decrease in the amount spent on patent prosecution in 2011 is due to the fact that, pursuant to the terms of the Pfizer Agreement, Pfizer has assumed financial responsibility for the prosecution of patents related to Lpath technology that are subject to the Pfizer Agreement.

        On March 6, 2012, Lpath, Inc. (the "Company") entered into subscription agreements with certain investors relating to the sale and issuance by the Company of 12,392,667 Units, with each Unit consisting of one share of the Company's Class A common stock and 0.5 of a warrant to purchase one share of the Company's Class A common stock, for aggregate gross proceeds of $9,294,500, before deducting placement agent fees and other estimated offering expenses. The purchase price for each Unit is $0.75. Each warrant will have an exercise price of $1.10 per share, will be exercisable immediately after issuance and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure in the holder's sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits, and similar events.

        We believe our cash and cash equivalents on hand as of December 31, 2011, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, as well as the proceeds of March 2012 financing, should be sufficient to fund our ongoing research and development activities, as currently planned, through the second quarter of 2014. As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require between $24 million and $30 million from the beginning of 2012 through the the second quarter of 2014. These costs include the planned costs of the two trials that will be shared by Pfizer. As of December 31, 2011, we had available cash and cash equivalents balance of approximately $14.4 million. Additional near-term sources of cash include $1.1 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the NIH) to support iSONEP-related trials, and $1.5 million remaining on the $3 million grant from NIH to support ASONEP clinical trials. In addition, net proceeds of the March 2012 financing amounted to $8.2 million.

        In addition, we may receive additional funding to support our operations beyond mid-2014 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, but does so after the mid-2014, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond mid-2014.

        Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, license agreements, and the proceeds of offerings of our equity and debt securities. However, we may not be successful in obtaining funding from new or existing collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2011 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
 LPATH, INC.

        We have audited the accompanying consolidated balance sheets of Lpath, Inc. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Diego, California March 16, 2012

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$14,410,630	$6,803,506
Accounts receivable	1,334,583	15,390,277
Prepaid expenses and other current assets	331,828	166,682

Total current assets	16,077,041	22,360,465
Equipment and leasehold improvements, net	176,067	111,403
Patents, net	1,610,752	1,331,612
Deposits and other assets	79,350	35,542

Total assets	$17,943,210	$23,839,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,215,152	$488,557
Accrued compensation	448,753	637,883
Accrued expenses	1,320,033	1,630,280
Deferred contract revenue, current portion	6,081,934	6,665,000
Deferred rent, short-term portion	5,378	—

Total current liabilities	10,071,250	9,421,720
Deferred rent, long-term portion	107,936	—
Deferred contract revenue, long-term portion	3,535,000	7,210,000
Warrants	3,600,000	4,200,000

Total liabilities	17,314,186	20,831,720

Comittments and contingencies (see Note 9)	—	—
Stockholders' Equity:
Common stock—$.001 par value; 200,000,000 shares authorized; 60,602,315 and 60,338,029 issued and outstanding at December 31, 2011 and 2010, respectively	60,602	60,338
Additional paid-in capital	40,729,515	39,993,930
Accumulated deficit	(40,161,093)	(37,046,966)

Total stockholders' equity	629,024	3,007,302

Total liabilities and stockholders' equity	$17,943,210	$23,839,022

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2011	2010
Revenues:
Grant and royalty revenue	$1,617,980	$1,803,046
Research and development revenue under collaborative agreements	7,768,883	6,032,506

Total revenues	9,386,863	7,835,552
Expenses:
Research and development	9,726,794	7,819,545
General and administrative	3,370,105	4,504,802

Total expenses	13,096,899	12,324,347

Loss from operations	(3,710,036)	(4,488,795)

Other income (expense), net	(4,091)	(13,379)
Change in fair value of warrants	600,000	(100,000)

Total other income (expense)	595,909	(113,379)

Net loss	$(3,114,127)	$(4,602,174)

Basic and diluted loss per share	$(0.05)	$(0.08)

Weighted-average shares outstanding used in the calculation	62,973,643	55,765,935

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2011 and 2010

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2010	53,027,308	$53,027	$34,267,963	$(32,444,792)	$1,876,198
Common stock and warrants issued for cash, net of issuance costs	6,978,128	6,978	4,671,002	—	4,677,980
Stock options exercised	230,000	230	23,270	—	23,500
Stock-based compensation	102,593	103	1,031,695	—	1,031,798
Net loss	—	—	—	(4,602,174)	(4,602,174)

Balance, December 31, 2010	60,338,029	60,338	39,993,930	(37,046,966)	3,007,302
Stock options exercised	81,740	82	29,801	—	29,883
Warrants exercised	142,984	143	4,064	—	4,207
Stock-based compensation	39,562	39	701,720	—	701,759
Net loss	—	—	—	(3,114,127)	(3,114,127)

Balance, December 31, 2011	60,602,315	$60,602	$40,729,515	$(40,161,093)	$629,024

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(3,114,127)	$(4,602,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	701,759	1,031,798
Change in fair value of warrants	(600,000)	100,000
Depreciation and amortization	141,993	165,304
Deferred rent expense	113,314	(49,990)
Changes in operating assets and liabilities:
Accounts receivable	14,055,694	(15,048,826)
Prepaid expenses and other current assets	(165,146)	13,970
Accounts payable and accrued expenses	1,227,571	1,602,218
Deferred contract revenue	(4,258,066)	13,215,427
Other	(40,909)	(13,531)

Net cash provided by (used in) operating activities	8,062,083	(3,585,804)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(134,248)	(1,958)
Patent expenditures	(354,801)	(466,582)

Net cash used in investing activities	(489,049)	(468,540)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	4,677,980
Proceeds from options and warrants exercised	34,090	23,500
Repayments of leasehold improvement debt	—	(15,116)

Net cash provided by financing activities	34,090	4,686,364

Net increase in cash and cash equivalents	7,607,124	632,020
Cash and cash equivalents at beginning of period	6,803,506	6,171,486

Cash and cash equivalents at end of period	$14,410,630	$6,803,506

Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(600,000)	$100,000

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        Lpath, Inc. ("Lpath," "we," or "company") is a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one in pre-clinical evaluation.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of Lpath, Inc. and its wholly-owned subsidiary, Lpath Therapeutics Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits, money market deposits, and certificates of deposit.

Concentration of Credit Risk

        Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank in non-interest bearing accounts. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all depository institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). That unlimited insurance coverage will terminate on December 31, 2012. Accounts at FDIC-insured institutions not covered by the Dodd-Frank legislation are insured by the FDIC up to $250,000.

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

        The company's accounts receivable are derived from entities located in the United States. The company performs ongoing credit evaluation of its debtors, does not require collateral, and maintains

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowances for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the company has not recorded an allowance for doubtful accounts.

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

Long-lived Assets

        The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $54,203 and $23,567 in 2011 and 2010, respectively.

Deferred Rent

        Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent. Lease incentives, including tenant improvement allowances, are also recorded to deferred rent and amortized on a straight-line basis over the lease term.

Stock-based Compensation Expense

        Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Compensation issued to non-employees is quarterly remeasured and income or expense is recognized during their vesting terms.

Revenue Recognition

        Lpath has and may in the future enter into collaborations where we receive non-refundable up-front payments. Generally, these payments secure licenses to Lpath drug candidates. Non-refundable payments are recognized as revenue when the company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and the company has no further performance obligations under the license agreement. Multiple-element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license together with performance obligations

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. The company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting, and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

        If the company is involved in a steering committee as part of a multiple-element arrangement that is accounted for as a single unit of accounting, the company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the company expects to complete its aggregate performance obligations.

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

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  •
  the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

  •
  a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

        Determination as to whether a payment meets the aforementioned conditions involves management's judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue, as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

        Grant Revenue.    Lpath recognizes grant revenue as the related research expenses are incurred, up to contractual limits. Included under this caption are receipts in November 2010 from two grants totaling $489,000 under the Internal Revenue Service ("IRS") Qualifying Therapeutic Discovery Project program.

        Royalty Revenue.    Lpath recognizes royalty revenue from licensed products when earned in accordance with the terms of the license agreements. The licensee's net sales figures used for calculating royalties include deductions for costs of unsaleable returns, cash discounts, freight, postage, and insurance.

Research and Development

        Research and development costs are charged to expense when incurred.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefit Plan

        The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $61,632 and $54,786 in 2011 and 2010, respectively.

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

        A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath's ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2011 and 2010.

        Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2011 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

        Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2011 and 2010, Lpath had no reportable differences between net income (loss) and comprehensive income (loss) per share data.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

Note 2—RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

        In 2010, Lpath entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath's lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration ("wet AMD") and other ocular disorders.

        Under the terms of the agreement, Pfizer will provide Lpath with an up-front option payment of $14 million in addition to sharing the cost of the planned Phase 1b and Phase 2a trials. Such up-front payment was received in January 2011. Following completion of the two studies, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath's product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP's efficacy and safety in cancer patients.

        The company recognized $7.1 million and $1.4 million as cost reimbursements and amortization of option fees under the Pfizer agreement in 2011 and 2010, respectively.

        In connection with the termination of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company has received payment from Merck KGaA in 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement. Lpath recognized revenue related to the up-front licensing fee and initial development funding of $2.6 million in 2010. In 2010, the company recognized and received an additional $2 million related to the achievement of certain ASONEP development objectives.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2011	2010
Equipment and leasehold improvements:
Office furniture and fixtures	$37,120	$28,909
Laboratory equipment	437,525	426,798
Computer equipment and software	158,204	139,090
Leasehold improvements	24,902	150,303

	657,751	745,100
Accumulated depreciation	(481,684)	(633,697)

Equipment, net	$176,067	$111,403

Patents:
Patents	$1,715,902	$1,415,304
Accumulated amortization	(105,150)	(83,692)

Patents, net	$1,610,752	$1,331,612

Note 4—FAIR VALUE MEASUREMENTS

        The company measures fair value in accordance with the applicable accounting standards in the FASB Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  •
  Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access as of the measurement date.

  •
  Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability, or indirectly observable through corroboration with observable market data.

  •
  Level 3—unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.

        This hierarchy requires the company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 4—FAIR VALUE MEASUREMENTS (Continued)

Recurring Fair Value Estimates

        The company's recurring fair value measurements at December 31, 2011 were as follows:

	Fair Value as of December 31, 2011	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains (Losses) during the Year Ended December 31, 2011	Unrealized Gains (Losses) during the Year Ended December 31, 2010
Liabilities:
Warrants expiring April - June 2012	$2,500,000	$—	$—	$2,500,000	$700,000	$—
Warrants expiring August 2013	1,100,000	—	—	1,100,000	(100,000)	(100,000)

	$3,600,000	$—	$—	$3,600,000	$600,000	$(100,000)

        The unrealized gains for the year ended December 31, 2011 are included on the consolidated statement of operations as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

        The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 3 as of December 31, 2011.

        Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2010	$4,100,000
Increase in fair value of warrants	100,000

Warrant liability as of December 31, 2010	4,200,000
Decrease in fair value of warrants	(600,000)

Warrant liability as of December 31, 2011	$3,600,000

        The company determined the fair value of the warrants using a Black-Scholes model with consideration given to their "down-round" protection provisions that reduce the exercise price if the company issues new warrants or equity at a price lower than the stated exercise price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company's stock price.

Note 5—RESEARCH AND LICENSE AGREEMENTS

        In August 2006, Lpath and Lonza Biologics, PLC ("Lonza") entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $466,000 at December 31, 2011) may accrue when Lpath utilizes the Lonza technology in the manufacture of drug

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 5—RESEARCH AND LICENSE AGREEMENTS (Continued)

substance to be used in clinical trials. The License Agreement further provides that payment of this license fee will be deferred until Lpath's drug candidate utilizing that technology begins Phase 2 clinical trials. While it is not possible to accurately predict when, or if, the drug candidate will progress to the initiation of Phase 2 clinical trials, management believes that it is likely that payment of this fee will occur prior to December 2012. As of December 31, 2011, the company has accrued license fees totaling £600,000 ($931,000). Under the terms of the Research Evaluation Agreement, a license fee is due annually. The company paid Lonza annual license fees totaling approximately $58,000 and $55,000 during 2011 and 2010, respectively, related to the Research Evaluation Agreement.

        In August 2006, Lpath and Laureate Pharma, Inc. ("Laureate Pharma") entered into a Development and Manufacturing Services Agreement for the development, manufacture, and storage of Lpath's Sonepcizumab monoclonal antibody for use in clinical trials. The company paid Laureate Pharma approximately $2,166,000 and $937,000 during 2011 and 2010, respectively, related to this agreement.

        In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical ("AERES") to "humanize" the company's Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2011 and no amounts were paid to AERES during 2010. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Note 6—OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

        The company entered into two separate Registration Rights Agreements (collectively, the "2007 and 2008 Registration Rights Agreements") with the investors participating in private placements in 2007 and 2008, respectively. The company met its initial obligations under each of the 2007 and 2008 Registration Rights Agreements when Registration Statements the company filed to register with the Securities and Exchange Commission (the "SEC") the Class A common stock issued in the respective private placements, together with the Class A common stock to be issued upon exercise of the warrants (collectively, the "2007 and 2008 Registration Statements") were declared effective by the SEC in 2007 and 2008, respectively. The 2007 and 2008 Registration Rights Agreements also provide that if the respective Registration Statement ceases to remain continuously effective for more than 30 consecutive days, or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period. The 2007 and 2008 Registration Rights Agreements also provide that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested. The company's obligation to maintain the effectiveness of the 2007 and 2008 Registration Statements will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k).

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 6—OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS (Continued)

        The company entered into a Registration Rights Agreement (the "2010 Registration Rights Agreement") with the investors participating in a private placement in 2010. The company met its initial obligations under the 2010 Registration Rights Agreement when a Registration Statements the company filed to register with the SEC the Class A common stock issued in the private placement, together with the Class A common stock to be issued upon exercise of the warrants (collectively, the "2010 Registration Statement") was declared effective by the SEC in 2010. The 2010 Registration Rights Agreement also provides that if the Registration Statement ceases to remain continuously effective for more than 30 consecutive days or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.00% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period. The 2010 Registration Rights Agreement also provides that the maximum aggregate liquidated damages payable by the company shall be 6.00% of the aggregate amount invested. The company's obligation to maintain the effectiveness of the 2010 Registration Statement will continue until the earlier of (i) the date 120 days after none of the holders is an affiliate of the Company; (ii) the date on which all Registrable Securities covered by such Registration Statement have been sold; (iii) the date on which all Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144(b)(1), or (iv) November 16, 2013.

        Based on the company's experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2007 and 2008 Registration Rights Agreements or the 2010 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

Note 7—STOCKHOLDERS' EQUITY

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

Preferred Stock

        Lpath is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.001. As of December 31, 2011 and 2010, there were no preferred stock shares issued or outstanding.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 7—STOCKHOLDERS' EQUITY (Continued)

Equity Incentive Plan

        In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath's stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan ("the Plan"). There are 10,390,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath's common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company's common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2011, a total of 2,444,042 shares of Class A common stock were available for future grant under the Plan.

        The following table presents stock-based compensation as included in the company's consolidated statements of operations:

	2011	2010
Stock-based compensation expense by type of award:
Stock options	$3,457	$24,436
Restricted stock units	698,302	1,007,362

Total stock-based compensation expense	$701,759	$1,031,798

Effect of stock-based compensation expense on income by line item:
Research and development	$224,167	$369,515
General and administrative	477,592	662,283

Total stock-based compensation expense	$701,759	$1,031,798

        Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee's performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

        Because of the company's net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2011 and 2010.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 7—STOCKHOLDERS' EQUITY (Continued)

Stock Options

        No stock options were granted in 2011 or 2010.

        As of December 31, 2011, there was no unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan.

        The company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of the company's stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for the company's stock to estimate the fair value of a stock option on the grant date.

        The weighted-average valuation assumptions were determined as follows:

  •
  Expected stock price volatility:  The estimated expected volatility is based on a weighted-average calculation of a peer group and the company's historical volatility.

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

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 7—STOCKHOLDERS' EQUITY (Continued)

        A summary of the stock option activity under the plan as of December 31, 2011 and 2010, and changes during the years then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,147,305	0.55
Granted	—	—
Exercised	(230,000)	0.10
Expired	(54,470)	0.90
Forfeited	(30,000)	0.90

Outstanding at December 31, 2010	2,832,835	0.55
Granted	—	—
Exercised	(81,740)	0.37
Expired	(75,000)	1.13
Forfeited	(53,750)	1.25

Outstanding at December 31, 2011	2,622,345	0.55	3.74	$1,749,087

Vested and exercisable at December 31, 2011	2,622,345	$0.55	3.74	$1,749,087

        The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company's common stock on December 31, 2011 of $1.19 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

        At December 31, 2011, the company had 2,314,095 stock options outstanding with strike prices below the company's market price of $1.19 on that date, of which all were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $62,000 and $162,600, respectively. Cash received from option exercises during the years ended December 31, 2011 and 2010 was $30,000 and $23,500, respectively. Upon stock option exercises the company issues new shares of common stock.

Restricted Stock Units

        As of December 31, 2011, there was $1,055,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Equity Incentive Plan. The company expects to recognize that expense over a weighted-average period of 2.8 years.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 7—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the restricted stock units activity of the company during 2011 and 2010:

	Total Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding January 1, 2010	2,211,376	$1.23
Granted	524,556	0.80
Shares issued	(9,126)	1.21
Forfeited	(21,374)	1.71

Outstanding December 31, 2010	2,705,432	1.15
Granted	998,540	1.12
Shares issued	(41,250)	1.26
Forfeited	(38,750)	1.10

Outstanding December 31, 2011	3,623,972	$1.47

Warrants

        The provisions FASB Accounting Standards Codification Topic 815, "Derivatives and Hedging." ("ASC 815") can affect the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. The company determined that the following warrants contained such provisions, and therefore, pursuant to the applicable criteria, they were not indexed to the company's own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share
April - June 2012	7,610,959	$1.00
August 2013	2,037,277	$1.19

        The warrant liability reflected on Lpath's balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. There is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the balance sheet.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 7—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes Lpath warrants outstanding as of December 31, 2011:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
February 29, 2012	50,000	$2.00
April 6, 2012	6,028,723	$1.00
June 13, 2012	1,582,236	$1.00
October 31, 2012	531,394	$0.16
November 16, 2012	3,627,968	$1.00
February 28, 2013	50,000	$2.00
August 12, 2013	1,941,078	$1.19
August 15, 2013	82,929	$1.19
August 18, 2013	13,270	$1.19
June 24, 2014	40,000	$0.80
December 24, 2015	40,000	$0.80

Total:	13,987,598

Weighted average:		$1.01

        The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2011, 699,481 warrants were exercised. During 2010, 5,554,631 warrants expired.

Note 8—INCOME TAXES

        As of December 31, 2011, Lpath had federal and California net operating loss ("NOL") carryforwards of approximately $41 million and $37 million, respectively, that will expire beginning in 2012 and continue expiring through 2031. Portions of these NOL carryforwards may be used to offset future taxable income, if any. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state.

        As of December 31, 2011, Lpath also has federal and California research and development tax credit carryforwards of $855,000 and $618,000, respectively, available to offset future taxes. The federal credits begin expiring in 2018, and the state credits do not expire.

        Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in Lpath's ownership limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in Lpath's consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 8—INCOME TAXES (Continued)

        Significant components of the company's deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryforwards	$17,202,000	$15,901,000
Research and development credit carryforwards	1,474,000	1,474,000
Stock-based compensation	2,731,000	2,490,000
Deferred contract revenue	292,000	340,000
Other, net	26,000	22,000

	21,725,000	20,227,000

Deferred tax liabilities:
State taxes	(1,525,000)	(1,469,000)
Patent costs	(690,000)	(570,000)

	(2,215,000)	(2,039,000)

Total deferred tax assets	19,510,000	18,188,000
Valuation allowance	(19,510,000)	(18,188,000)

Net deferred tax assets	$—	$—

        Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        As a result of the company's significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2011 and 2010. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company's effective tax rate is summarized as follows:

	2011	2010
Federal tax benefit at statutory rate	$1,059,000	$1,565,000
State tax benefit , net	213,000	267,000
Change in fair value of warrants	204,000	(34,000)
Research and development credits	—	166,000
Employee stock-based compensation	(15,000)	31,000
Other permanent differences	(139,000)	(30,000)
Decrease in valuation allowance	(1,322,000)	(1,965,000)

Provision for income taxes	$—	$—

Note 9—OPERATING LEASE

        On May 31, 2011, Lpath entered into a lease agreement ("the Lease") with Sorrento Science Park, LLC for an 11,960 square foot laboratory and office facility in San Diego, California. The Lease

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 9—OPERATING LEASE (Continued)

commenced in July 2011, and this facility now houses all of the Company's research, development, and administrative staff. The Company vacated its former facility in July 2011.

        The Lease has an initial term of 64 months. Monthly lease payments will be $25,116, with annual escalations of 3%. The Lease grants the Company the right to extend the lease for an additional five-year term.

        Future minimum payments and sublease income under the company's non-cancelable operating lease are set forth in the following table:

Years ending December 31,	Lease Obligation	Sublease Income	Net Lease Obligation
2012	$305,913	$11,652	$294,261
2013	315,090	11,652	303,438
2014	324,543	11,652	312,891
2015	334,279	11,652	322,627
2016	286,075	9,710	276,365

Total future minimum lease commitments	$1,565,900	$56,318	$1,509,582

        Lpath's rent expense totaled $300,000 and $180,000 for the years ended December 31, 2011 and 2010, respectively. Lpath's sublease income amounted to $13,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively.

Note 10—RELATED-PARTY TRANSACTIONS

        Lpath subleases a portion of its facility to Western States Investment Corporation ("WSIC"), owned by two individuals who are among Lpath's largest stockholders. The terms of the sublease, in general, are the same as the terms of the company's direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath's sublease income amounted to $13,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively.

        During 2011, Lpath invoiced WSIC $86,400 for investment oversight expenses, and $13,842 for lease and facility related expenses. During 2010, Lpath invoiced WSIC $92,160 for investment oversight expenses and $18,567 for lease and facility related expenses. During 2011 and 2010, WSIC billed Lpath $53,756 and $41,877, respectively, for administrative expenses.

        As of December 31, 2011, WSIC owed Lpath $20,193 for facility expenses and investment oversight services and Lpath owed WSIC $13,590 for services provided to Lpath. As of December 31, 2010, WSIC owed Lpath $27,486 for facility expenses and investment oversight services and Lpath owed WSIC $22,278 for services provided to Lpath.

Note 11—SUBSEQUENT EVENT

        On March 6, 2012, Lpath entered into subscription agreements with certain investors relating to the sale and issuance by the company of 12,392,667 Units, with each Unit consisting of one share of the

LPATH, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2011 and 2010

Note 11—SUBSEQUENT EVENT (Continued)

company's Class A common stock and 0.5 of a warrant to purchase one share of the company's Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses. The purchase price for each Unit is $0.75. Each warrant will have an exercise price of $1.10 per share, will be exercisable immediately after issuance and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure in the holder's sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (1)    Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of the end of such period.

        (2)    Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended) is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our management, under the supervision of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

        (3)    Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        (4)    Inherent Limitations on Effectiveness of Controls.    Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act for our 2012 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, "Executive Officers of Lpath."

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 annual meeting of stockholders.

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
3.2
Articles of Incorporation filed on September 18, 2002 (filed as Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the "2003 Amended 10-KSB") (filed on March 25, 2004 and incorporated herein by reference).
3.3	Amendment to Articles of Incorporation filed on December 27, 2002 (filed as Exhibit 3.3 to the Current Report on Form 8-K/A filed on January 9, 2006 and incorporated herein by reference).
3.4	Amended and Restated By-laws (filed as Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on November 13, 2006 and incorporated herein by reference).
3.5
Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the "June 2007 SB-2") and incorporated herein by reference).
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
4.7	Form of Common Stock Purchase Warrant for Investors in the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
4.8	Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
4.9	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
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

10.5	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company's Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+
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
10.19
Option, License and Development Agreement, dated as of December 16, 2010, by and between Lpath, Inc. and Pfizer Inc. (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 23, 2011 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.20	Form of Placement Agent Agreement. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
10.21	Form of Subscription Agreement for U.S. investors. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
10.22
Financial Advisor Agreement, dated as of December 30, 2011 by and between Lpath, Inc. and Griffin Securities, Inc. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)
21.1
List of Subsidiaries of Registrant (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).
23.1	Consent of Moss Adams LLP (attached herewith).
31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.
31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.
32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.
101.INS# XBRL	Instance Document
101.SCH# XBRL	Taxonomy Extension Schema Document
101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB# XBRL	Taxonomy Extension Label Linkbase Document
101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document

+
Management contract or compensation plan or arrangement

#
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed "furnished" and not "filed."
(c)
Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 16, 2012 by the undersigned thereto.

LPATH, INC.
/s/ SCOTT R. PANCOAST Scott R. Pancoast, President and Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

Signature	Title	Date

/s/ SCOTT R. PANCOAST Scott R. Pancoast	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2012
/s/ GARY J. G. ATKINSON Gary J. G. Atkinson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2012
/s/ CHARLES A. MATHEWS Charles A. Mathews	Director	March 16, 2012
/s/ DONALD R. SWORTWOOD Donald R. Swortwood	Director	March 16, 2012
/s/ JEFFREY FERRELL Jeffrey Ferrell	Director	March 16, 2012
/s/ DANIEL PETREE Daniel Petree	Director	March 16, 2012