Form 10-Q
period 2012-03-31
LPATH, INC
filed 2012-05-14
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50344

LPATH, INC.

(Exact name of registrant as specified in its charter)

Nevada	16-1630142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4025 Sorrento Valley Blvd., San Diego, CA 92121

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

The number of shares of issuer’s outstanding Class A common stock as of May 9, 2012 was 73,720,944.

LPATH, INC.

FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$17,786,313	$14,410,630
Accounts receivable	3,396,928	1,334,583
Prepaid expenses and other current assets	188,721	331,828
Total current assets	21,371,962	16,077,041

Equipment and leasehold improvements, net	179,455	176,067
Patents, net	1,652,073	1,610,752
Deposits and other assets	79,350	79,350

Total assets	$23,282,840	$17,943,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,042,094	$2,215,152
Accrued compensation	201,964	448,753
Accrued expenses	1,676,413	1,320,033
Deferred contract revenue, current portion	7,522,888	6,081,934
Deferred rent, short-term portion	7,638	5,378
Total current liabilities	10,450,997	10,071,250

Deferred rent, long-term portion	105,461	107,936
Deferred contract revenue, long-term portion	1,417,000	3,535,000
Warrants	4,100,000	3,600,000
Total liabilities	16,073,458	17,314,186

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 73,720,944 and 60,602,315 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	73,721	60,602
Additional paid-in capital	46,650,825	40,729,515
Accumulated deficit	(39,515,164)	(40,161,093)
Total stockholders’ equity	7,209,382	629,024

Total liabilities and stockholders’ equity	$23,282,840	$17,943,210

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Grant and royalty revenue	$180,825	$626,074
Research and development revenue under collaborative agreements	2,577,078	2,152,260
Total revenues	2,757,903	2,778,334

Expenses:
Research and development	3,101,516	1,929,773
General and administrative	881,886	752,583
Total expenses	3,983,402	2,682,356

(Loss) income from operations	(1,225,499)	95,978

Other income (expense), net	(28,572)	(43,610)
Change in fair value of warrants	1,900,000	(1,700,000)
Total other income (expense)	1,871,428	(1,743,610)

Net income (loss)	$645,929	$(1,647,632)

Earnings (loss) per share
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted-average shares outstanding used in the calculation
Basic	66,912,127	62,677,871
Diluted	68,239,767	62,677,871

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$645,929	$(1,647,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	108,024	247,633
Change in fair value of warrants	(1,900,000)	1,700,000
Depreciation and amortization	21,533	21,431
Changes in operating assets and liabilities:
Accounts receivable	(2,062,345)	13,230,534
Prepaid expenses and other current assets	143,107	43,386
Accounts payable and accrued expenses	(1,092,057)	(910,907)
Deferred contract revenue	(677,046)	(750,000)
Other	42,834	34,443
Net cash (used in) provided by operating activities	(4,770,021)	11,968,888

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(19,160)	(11,730)
Patent expenditures	(47,082)	(36,536)
Net cash used in investing activities	(66,242)	(48,266)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	8,211,946	—
Proceeds from options and warrants exercised	—	5,840
Net cash provided by financing activities	8,211,946	5,840

Net increase in cash and cash equivalents	3,375,683	11,926,462

Cash and cash equivalents at beginning of period	14,410,630	6,803,506
Cash and cash equivalents at end of period	$17,786,313	$18,729,968

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(1,900,000)	$1,700,000

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Note 2—SALE OF COMMON STOCK

In March 2012, Lpath closed a public offering relating to the sale and issuance by the company of 12,358,663 Units, with each Unit consisting of one share of the company’s Class A common stock and 0.5 of a warrant to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses of $1,057,000. The purchase price for each Unit was $0.75. Each warrant issued has an exercise price of $1.10 per share, is exercisable immediately and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure at the holder’s sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.

Note 3 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, Lpath entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

Under the terms of the agreement, Pfizer provided Lpath with an up-front option payment of $14 million in addition to sharing the cost of the planned trials. The up-front payment was received in January 2011. Following completion of the trials, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer.

We recognized approximately $2.6 and $1.5 million as cost reimbursements and amortization of up-front development fees under the Pfizer Agreement in the first quarters of 2012 and 2011, respectively.

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

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2012	2011
Research and development	$24,086	$66,423
General and administrative	83,938	181,210

Total share-based compensation expense	$108,024	$247,633

As of March 31, 2012 there was a total of $1.3 million unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted average period of 2.8 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2012 and 2011.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because the have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at March 31, 2012 were as follows:

	Fair Value as of March 31, 2012	In Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Warrants (Exercised) Issued during the Three Months Ended March 31, 2012	Unrealized Gains during the Three Months Ended March 31, 2012	Unrealized (Losses) during the Three Months Ended March 31, 2011
Liabilities:
Warrants expiring April and June 2012	$100,000	$—	$—	$100,000	$(1,100,000)	$1,300,000	$(1,400,000)
Warrants expiring August 2013	500,000	—	—	500,000		600,000	(300,000)
Warrants expiring March 2017	3,500,000	—	—	3,500,000	3,500,000	—	—
	$4,100,000	$—	$—	$4,100,000	$2,400,000	$1,900,000	$(1,700,000)

Included in the above table are 3,601,136 warrants that expired unexercised on April 6, 2012 for which the fair value was nil.  As for the warrants issued in March 2012 (and expiring in March 2017), in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.

The unrealized gains (losses) for the three months ended March 31, 2012 and 2011 are included on the income statement as change in fair value of warrants.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the three months ended March 31, 2012 for all financial assets and liabilities categorized as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2012	$3,600,000
Exercise of warrants	(1,100,000)
Issuance of warrants	3,500,000
Decrease in fair value of warrants	(1,900,000)

Warrant liability as of March 31, 2012	$4,100,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model with consideration given to their “down-round” protection provisions that reduce the exercise price if the company issues new warrants or equity at a price lower than the stated exercise price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

The following table summarizes Lpath warrants outstanding as of March 31, 2012, inclusive of warrants classified as equity and as liabilities:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
April 6, 2012	3,601,136	$0.96
June 13, 2012	807,798	$0.96
October 31, 2012	531,394	$0.16
November 16, 2012	3,627,968	$1.00
February 28, 2013	50,000	$2.00
August 12, 2013	2,062,381	$1.12
August 15, 2013	88,111	$1.12
August 18, 2013	14,091	$1.12
March 27, 2014	50,000	$1.00
June 24, 2014	40,000	$0.80
December 24, 2015	40,000	$0.80
March 9, 2017	208,227	$0.75
March 9, 2017	6,179,327	$1.10
Total:	17,300,433
Weighted average:		$1.04

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the three months ended March 31, 2012, there were cashless exercises of 3,378,370 warrants in exchange for issuance of 759,966 shares of common stock, and 50,000 expired.  All warrants exercised during this period utilized the cashless exercise option, which resulted in the issuance of 759,966 shares of Lpath Class A Common Stock.

Note 6 — EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$645,929	$(1,647,632)

Weighted-average number of shares used in basic earnings (loss) per share	66,912,127	62,677,871
Additional dilutive shares from the assumed exercise of outstanding:
Options	1,157,895	—
Restricted stock units	128,900	—
Warrants	40,845	—

Weighted-average number of shares used in diluted earnings per share	68,239,767	62,677,871

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Three Months Ended
	March 31,
	2012	2011
Stock options	651,000	847,000
Warrants	17,012,206	15,343,549
Restricted stock units	—	1,311,500

Total	17,663,206	17,502,049

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial condensed consolidated statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including but not limited to those identified in the 2011 Annual Report in the section entitled “Market Risks.”

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (“S1P”) formulated for treating retinal diseases. iSONEP has completed Phase 1 clinical trials and demonstrated promising results in treating patients afflicted with wet age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including diabetic retinopathy and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing in various animal models of disease relating to the central nervous system and to fibrosis. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a further pipeline of monoclonal antibody-based drug candidates.

In December 2010, we entered into an agreement providing Pfizer Inc. the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and will share the cost of two human proof-of-concept clinical trials of iSONEP. The first trial (called “PEDigree”) is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet-AMD. The second, and larger, trial (“Nexus”) is designed to further study iSONEP as a treatment for wet-AMD. We began enrolling patients in the PEDigree and Nexus trials in September 2011 and October 2011, respectively.

In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that it had determined that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA’s current Good Manufacturing Practice (“cGMP”) requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The FDA has not informed us regarding any specific non-compliance issues at Formatech that may have affected our drug product. iSONEP has been well tolerated by all patients in our Phase 1 trial and by all patients treated thus far in our PED and wet-AMD trials.

We have manufactured the additional drug substance required to complete the trials, and are nearing completion of the fill/finish process with an alternate contractor. We believe we will be prepared to resume dosing patients in the third quarter of 2012, subject to receipt of FDA approval.  As a result of the clinical hold, the projected costs to complete the iSONEP trials have increased significantly. These cost increases are related to manufacturing additional clinical drug supply and the cost of activities required to restart the clinical trials. Pfizer has requested that we consider potential alternatives to offset a portion of the increased costs, including the possibility of  incorporating the PEDigree study into the Nexus study.  No formal decision has been made, but if the alternative approach is taken, we would—in the third quarter of 2012—recommence only the larger Nexus trial and would deprioritize the PEDigree trial pending additional funding.

The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in the section of our Annual Report on Form 10-K entitled, “Risk Factors—We may have delays in completing our clinical trials and we may not complete them all.” Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, we will be entitled to receive double-digit royalties, tiered based on annual sales of iSONEP. As part of the Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpath has incurred significant accumulated losses since its inception. As of March 31, 2012, we had an accumulated deficit of approximately $39.5 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $24 million to $26 million from the beginning of 2012 through the second quarter of 2014 (including the manufacture of additional iSONEP necessary to resume our trials). This estimate includes the expenses to conduct the PEDigree and Nexus clinical trials for iSONEP, as well as to complete the manufacture of clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an Investigational New Drug (“IND”) application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Grant and Royalty Revenue. Grant and royalty revenue for the quarter ended March 31, 2012 was $181,000 compared to $626,000 for the quarter ended March 31, 2011. The $445,000 decrease is attributable to reduced reimbursable costs for outside services in 2012 compared to 2011.

Research and Development Revenue Under Collaborative Agreement. As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer, Inc. that provides financial support for our iSONEP and ASONEP development programs.  In the first quarter, we recognized revenues as follows:

	Three Months Ended March 31,
	2012	2011
Cost reimbursements	$1,900,032	$727,260
Amortization of development fees	677,046	750,000
	$2,577,078	$1,477,260

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

Research and Development Expenses. Research and development expenses increased to $3,102,000 for the first quarter of 2012 from $1,930,000 for the first quarter of 2011, an increase of $1,172,000. Outside services, consulting, and lab supplies expenses increased by $1,080,000 in 2012 due principally to costs incurred to manufacture the additional drug substance required to complete the iSONEP trials.  Employee compensation expense increased by $114,000 in 2012 compared to 2011 due to increased staffing in our research department.

General and Administrative Expenses. General and administrative expenses were $882,000 for the three-month period ended March 31, 2012 compared to $753,000 for the same period in 2011, an increase of $129,000.  Legal and professional fees increased by $45,000 compared to 2011.  Employee compensation expense increased by $65,000 due to increased staffing.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly. As a result, the company’s stock price volatility factor is approximately 93%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $1,900,000 decrease in fair value of the warrants credited to the results of operations, recognized during the three months ended March 31, 2012, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

At the end of the first quarter 2012, Lpath had cash and cash equivalents totaling $17.8 million.  Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. In March 2012, Lpath closed a public offering relating to the sale and issuance by the company of 12,358,663 Units, with each Unit consisting of one share of the company’s Class A common stock and 0.5 of a warrant to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,300,000, before deducting placement agent fees and other estimated offering expenses of

$1,057,000.  From inception through March 31, 2012, Lpath had received net proceeds of approximately $49.6 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $34.4 million from corporate partners. During the quarter that ended March 31, 2011, Lpath received $15.2 million in funding from a research and development arrangement with Pfizer.

Under the Pfizer research and development agreement, Pfizer and Lpath share ongoing development costs of iSONEP.  As of March 31, 2012 Pfizer has paid us approximately $17.2 million.  We expect to receive an additional $2.8 million in the second quarter of 2012.  Under the terms of the agreement, we will fund the next $6.0 million of iSONEP project costs, which we expect will occur during the second half of 2012.

Net cash used in investing activities during the quarter ended March 31, 2012 was $66,000. Of the amount used for investing activities in the first quarter of 2012, $47,000 was invested in the prosecution of patents compared to $37,000 in during the comparable period in 2011. As provided for in the agreement with Pfizer, in 2011, Pfizer has assumed financial responsibility to prosecute certain patents related to technology underlying the Pfizer Agreement.

We believe our cash on hand as of March 31, 2012 together with amounts to be received pursuant to the Pfizer Agreement and NIH grants should be sufficient to fund our ongoing research and development activities, as currently planned, through the second quarter of 2014. This estimate includes the expenses to conduct the clinical trials for iSONEP, as well as to complete the manufacture of clinical material and initiate a Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an IND application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

In addition, beyond 2013, if Pfizer exercises its option to continue the clinical development of iSONEP, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments and royalties. If received, those payments could support our drug discovery and development activities. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2014.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of proceeds of offerings of our equity and debt securities, license agreements, and NIH grants. However, we may not be successful in obtaining cash from new or existing collaboration agreements or licenses, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lpath, Inc.

Date: May 11, 2012	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON,
Gary J. G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)