Form 10-Q
period 2012-06-30
LPATH, INC
filed 2012-08-13
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of issuer’s outstanding Class A common stock as of August 9, 2012 was 73,736,990.

LPATH, INC.

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$18,243,723	$14,410,630
Accounts receivable	642,526	1,334,583
Prepaid expenses and other current assets	129,265	331,828
Total current assets	19,015,514	16,077,041

Equipment and leasehold improvements, net	233,181	176,067
Patents, net	1,705,634	1,610,752
Deposits and other assets	77,350	79,350

Total assets	$21,031,679	$17,943,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$759,528	$2,215,152
Accrued compensation	283,435	448,753
Accrued expenses	1,613,321	1,320,033
Deferred contract revenue, current portion	7,850,071	6,081,934
Deferred rent, short-term portion	7,424	5,378
Total current liabilities	10,513,779	10,071,250

Deferred rent, long-term portion	105,461	107,936
Deferred contract revenue, long-term portion	—	3,535,000
Warrants	3,700,000	3,600,000
Total liabilities	14,319,240	17,314,186

Stockholders’ Equity:
Common stock - $.001 par value; 200,000,000 shares authorized; 73,736,990 and 60,602,315 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	73,737	60,602
Additional paid-in capital	46,800,515	40,729,515
Accumulated deficit	(40,161,813)	(40,161,093)
Total stockholders’ equity	6,712,439	629,024

Total liabilities and stockholders’ equity	$21,031,679	$17,943,210

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Grant and royalty revenue	$400,620	$964,385	$219,795	$338,311
Research and development revenue under collaborative agreements	3,683,113	3,354,494	1,106,035	1,202,234
Total revenues	4,083,733	4,318,879	1,325,830	1,540,545

Expenses:
Research and development	4,634,390	3,308,340	1,532,874	1,378,567
General and administrative	1,754,750	1,546,814	872,864	794,231
Total expenses	6,389,140	4,855,154	2,405,738	2,172,798

Loss from operations	(2,305,407)	(536,275)	(1,079,908)	(632,253)

Other income (expense), net	4,687	(39,501)	33,259	4,109
Change in fair value of warrants	2,300,000	300,000	400,000	2,000,000
Total other income (expense)	2,304,687	260,499	433,259	2,004,109

Net income (loss)	$(720)	$(275,776)	$(646,649)	$1,371,856

Earnings (loss) per share
Basic	$—	$—	$(0.01)	$0.02
Diluted	$—	$—	$(0.01)	$0.02

Weighted-average shares outstanding used in the calculation
Basic	71,889,187	62,810,735	76,866,247	62,943,125
Diluted	71,889,187	62,810,735	76,866,247	65,584,540

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(720)	$(275,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	257,730	390,920
Change in fair value of warrants	(2,300,000)	(300,000)
Depreciation and amortization	47,182	37,216
Changes in operating assets and liabilities:
Accounts receivable	692,057	14,521,078
Prepaid expenses and other current assets	202,563	70,899
Accounts payable and accrued expenses	(1,322,988)	(917,917)
Deferred contract revenue	(1,766,863)	(1,500,000)
Other	11,589	(37,513)
Net cash (used in) provided by operating activities	(4,179,450)	11,988,907

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(91,740)	(97,928)
Patent expenditures	(107,663)	(77,322)
Net cash used in investing activities	(199,403)	(175,250)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	8,211,946	—
Proceeds from options and warrants exercised	—	34,090
Net cash provided by financing activities	8,211,946	34,090

Net increase in cash and cash equivalents	3,833,093	11,847,747

Cash and cash equivalents at beginning of period	14,410,630	6,803,506
Cash and cash equivalents at end of period	$18,243,723	$18,651,253

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental Schedule of Non-cash Investing and Financing Activities:
Change in fair value of warrant liability	$(2,300,000)	$(300,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2—SALE OF COMMON STOCK

In March 2012, Lpath closed a public offering in which it sold 12,358,663 units, with each unit consisting of one share of the company’s Class A common stock and 0.5 of a warrant to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses of $1,057,000. The purchase price for each unit was $0.75. Each warrant issued has an exercise price of $1.10 per share, is exercisable immediately and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure at the holder’s sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.

Note 3 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, Lpath entered into an agreement providing Pfizer Inc. (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP™ (“the Pfizer Agreement”), Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

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

We recognized revenue under the Pfizer Agreement as follows:

Pfizer revenues

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost reimbursements	$1,916,250	$1,179,494	$16,218	$452,234
Amortization of development fees	1,766,863	1,500,000	1,089,817	750,000
	$3,683,113	$2,679,494	$1,106,035	$1,202,234

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

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Research and development	$66,111	$111,534	$42,025	$45,111
General and administrative	191,619	279,386	107,681	98,176

Total share-based compensation expense	$257,730	$390,920	$149,706	$143,287

As of June 30, 2012, there was a total of $1.1 million unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted average period of 2.6 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2012 and 2011.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because they have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at June 30, 2012 were as follows:

	Fair Value as of June 30, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring August 2013	$400,000	$400,000
Warrants expiring March 2017	3,300,000	3,300,000
	$3,700,000	$3,700,000

The warrants issued in March 2012 (and expiring in March 2017), provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects net gains and losses for the six months ended June 30, 2012 for all financial assets and liabilities categorized as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2012	$3,600,000
Exercise of warrants	(1,100,000)
Issuance of warrants	3,500,000
Change in fair value of warrants	(2,300,000)

Warrant liability as of June 30, 2012	$3,700,000

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

The following table summarizes Lpath warrants outstanding as of June 30, 2012, inclusive of warrants classified as equity and as liabilities:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
October 31, 2012	531,394	$0.16
November 16, 2012	3,627,968	$1.00
February 28, 2013	50,000	$2.00
August 12, 2013	2,062,381	$1.12
August 15, 2013	88,111	$1.12
August 18, 2013	14,091	$1.12
March 27, 2014	50,000	$1.00
June 24, 2014	40,000	$0.80
December 24, 2015	40,000	$0.80
March 9, 2017	208,227	$0.75
March 9, 2017	6,179,327	$1.10
Total:	12,891,499
Weighted average:		$1.03

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the six months ended June 30, 2012, there were cashless exercises of 3,378,370 warrants in exchange for issuance of registered 759,966 shares of common stock, and 4,458,934 warrants expired.

Note 6 — EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(720)	$(275,776)	$(646,649)	$1,371,856

Weighted average number of shares used in basic earnings (loss) per share	71,889,187	62,810,735	76,866,247	62,943,125

Additional dilutive shares from the assumed exercise of outstanding:
Options	—	—	—	1,347,513
Restricted stock units	—	—	—	167,619
Warrants	—	—	—	1,126,283
Weighted average number of shares used in diluted earnings (loss) per share	71,889,187	62,810,735	76,866,247	65,584,540

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

In December 2010, we entered into an agreement providing Pfizer Inc. (“Pfizer”) the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and will share the cost of two human proof-of-concept clinical trials of iSONEP. The first trial (called “PEDigree”) is designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet-AMD. The second, and larger, trial (“Nexus”) is designed to further study iSONEP as a treatment for wet-AMD. We began enrolling patients in the PEDigree and Nexus trials in September 2011 and October 2011, respectively.

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

We have manufactured the additional drug substance required to complete the trials, and have completed the fill/finish process with an alternate contractor. We believe we will be prepared to resume dosing patients in the third quarter of 2012, subject to receipt of FDA approval.  As a result of the clinical hold, the projected costs to complete the iSONEP trials have increased significantly. These cost increases are related to manufacturing additional clinical drug supply and the cost of activities required to restart the clinical trials. Pfizer has requested that we consider potential alternatives to offset a portion of the increased costs, including the possibility of incorporating the PEDigree study into the Nexus study.  We are continuing our discussions with Pfizer on this issue, but no final decision has been made. Because of these ongoing discussions, we plan to restart the larger Nexus trial as soon as possible after the FDA lifts the clinical hold, and have deprioritized the smaller PEDigree trial.

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

Lpath has incurred significant accumulated losses since its inception. As of June 30, 2012, we had an accumulated deficit of approximately $40.2 million. We expect that the cost of our ongoing research and development activities as currently planned, including general and administrative expenses, will approximate $21 million to $24 million through the second quarter of 2014 (including the manufacture of additional iSONEP necessary to resume our trials). This estimate includes the expenses to conduct the clinical trials for iSONEP, as well as to complete the manufacture of clinical material and initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an Investigational New Drug (“IND”) application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses not reimbursable under the Pfizer agreement to increase and, in turn, could have a material adverse effect on our results of operations.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenue for the quarter ended June 30, 2012 was $220,000 compared to $338,000 for the quarter ended June 30, 2011. For the first half of 2012, grant and royalty revenue was $401,000 compared to $964,000 in the first half of 2011.  The 2012 decrease in grant revenue is attributable to reduced reimbursable costs for outside services in 2012 compared to 2011.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost reimbursements	$1,916,250	$1,179,494	$16,218	$452,234
Amortization of development fees	1,766,863	1,500,000	1,089,817	750,000
	$3,683,113	$2,679,494	$1,106,035	$1,202,234

In connection with the termination in 2010 of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company received payment from Merck KGaA in the second quarter of 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement. That payment became certain and determinable in the first quarter of 2011 and, as such, was recognized as revenue in that period.

Research and Development Expenses.  Research and development expenses increased to $1,533,000 for the second quarter of 2012 from $1,379,000 for the second quarter of 2011, an increase of $154,000.  Employee compensation expense increased by $179,000 in the second quarter of 2012 compared to 2011 due to increased staffing in our research and development functions.

Research and development expense increased to $4,634,000 in the first half of 2012 from $3,308,000 in 2011, an increase of $1,326,000.  Outside services and lab supplies increased by $978,000 in the first half of 2012.  The increase was driven by the costs associated with remanufacturing the drug substance used in our clinical trials.  Employee compensation expense increased by $293,000 in the first half of 2012 compared to 2011 due to increased staffing in our research and development functions.

General and Administrative Expenses. General and administrative expenses were $873,000 for the quarter ended June 30, 2012 compared to $794,000 for the same period in 2011, an increase of $79,000.  The increase in 2012 is due principally to increases in our occupancy costs.

General and administrative expenses were $1,755,000 in the first half of 2012 compared to $1,547,000 in 2011, an increase of $208,000.  Occupancy costs increased $101,000.  Employee compensation expense increased during the first half of 2012 compared to 2011 by $56,000, due to merit increases.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is very thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $2,300,000 net change in fair value of the warrants credited to the results of operations, recognized during the six months ended June 30, 2012, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of June 30, 2012, Lpath had cash and cash equivalents totaling $18.2 million.  Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. In March 2012, Lpath closed a public offering in which it sold 12,358,663 units, with each unit consisting of one share of the company’s Class A common stock and 0.5 of a warrant to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses of $1,057,000.  From inception through June 30, 2012, Lpath had received net proceeds of approximately $49.6 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $34.4 million from corporate partners. During the first half of 2012, Lpath received $2.6 million in funding from a research and development arrangement with Pfizer.

Under the Pfizer research and development agreement, Pfizer and Lpath share ongoing development costs of iSONEP.  As of June 30, 2012, Pfizer has paid us approximately $19.8 million.  We expect to receive an additional $0.2 million in the third quarter of 2012.  Under the terms of the agreement, we will fund the next $6.0 million of iSONEP project costs, which began in the second quarter of 2012.

Net cash used in investing activities during the six months ended June 30, 2012 was $199,000. Of the amount used for investing activities in the first half of 2012, $108,000 was invested in the prosecution of patents compared to $77,000 in during the comparable period in 2011. As provided for in the agreement with Pfizer, in 2011, Pfizer has assumed financial responsibility to prosecute certain patents related to technology underlying the Pfizer Agreement.

We believe our cash on hand as of June 30, 2012 together with amounts to be received pursuant to the Pfizer Agreement and NIH grants should be sufficient to fund our ongoing research and development activities, as currently planned, through the second quarter of 2014. This estimate includes the expenses to conduct the clinical trials for iSONEP, as well as to initiate a Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an IND application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, could have a material adverse effect on our results of operations.

If Pfizer exercises its option to continue the clinical development of iSONEP, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments and royalties. If received, those payments could provide significant funding to support our drug discovery and development activities. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2014.

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

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our Chief Executive Officer and our Chief Financial Officer, cannot be certain that our disclosure controls and procedures or our internal controls will prevent all instances of errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable

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

+                          Management contract or compensation plan or arrangement

*                          In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

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

Lpath, Inc.

Date: August 13, 2012	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON,
Gary J. G. Atkinson,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)