Form 10-Q
period 2012-09-30
LPATH, INC
filed 2012-11-09
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35706

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

The number of shares of issuer’s outstanding Class A common stock as of November 6, 2012 was 10,587,251.

LPATH, INC.

FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$16,020,441	$14,410,630
Accounts receivable	372,533	1,334,583
Prepaid expenses and other current assets	286,099	331,828
Total current assets	16,679,073	16,077,041

Equipment and leasehold improvements, net	275,207	176,067
Patents, net	1,741,032	1,610,752
Deposits and other assets	77,350	79,350

Total assets	$18,772,662	$17,943,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$918,939	$2,215,152
Accrued expenses	1,761,068	1,768,786
Deferred contract revenue, current portion	6,790,014	6,081,934
Deferred rent, short-term portion	12,227	5,378
Total current liabilities	9,482,248	10,071,250

Deferred rent, long-term portion	98,184	107,936
Deferred contract revenue, long-term portion	—	3,535,000
Warrants	3,400,000	3,600,000
Total liabilities	12,980,432	17,314,186

Stockholders’ Equity:
Common stock - $.001 par value; 28,571,429 shares authorized; 10,536,717 and 8,657,474 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	10,537	8,657
Additional paid-in capital	47,045,077	40,781,460
Accumulated deficit	(41,263,384)	(40,161,093)
Total stockholders’ equity	5,792,230	629,024

Total liabilities and stockholders’ equity	$18,772,662	$17,943,210

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Grant and royalty revenue	$758,710	$1,211,037	$358,090	$246,652
Research and development revenue under collaborative agreements	4,743,170	4,886,283	1,060,057	1,531,789
Total revenues	5,501,880	6,097,320	1,418,147	1,778,441

Expenses:
Research and development	6,335,193	5,013,659	1,700,803	1,705,319
General and administrative	2,825,739	2,320,920	1,070,989	774,106
Total expenses	9,160,932	7,334,579	2,771,792	2,479,425

Loss from operations	(3,659,052)	(1,237,259)	(1,353,645)	(700,984)

Other income (expense), net	(43,239)	(8,260)	(47,926)	31,241
Change in fair value of warrants	2,600,000	2,100,000	300,000	1,800,000
Total other income (expense)	2,556,761	2,091,740	252,074	1,831,241

Net income (loss)	$(1,102,291)	$854,481	$(1,101,571)	$1,130,257

Earnings (loss) per share
Basic	$(0.10)	$0.10	$(0.10)	$0.13
Diluted	$(0.10)	$0.09	$(0.10)	$0.12

Weighted-average shares outstanding used in the calculation
Basic	10,516,428	8,985,339	11,004,495	9,009,988
Diluted	10,516,428	9,351,249	11,004,495	9,266,213

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,102,291)	$854,481
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	453,551	528,372
Change in fair value of warrants	(2,600,000)	(2,100,000)
Depreciation and amortization	74,994	65,757
Changes in operating assets and liabilities:
Accounts receivable	962,050	13,514,213
Prepaid expenses and other current assets	45,729	(272,945)
Accounts payable and accrued expenses	(1,347,191)	(884,562)
Deferred contract revenue	(2,826,920)	(2,282,913)
Other	42,582	13,672
Net cash (used in) provided by operating activities	(6,297,496)	9,436,075

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(154,751)	(129,849)
Patent expenditures	(149,888)	(277,653)
Net cash (used in) investing activities	(304,639)	(407,502)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	8,211,946	—
Proceeds from options and warrants exercised	—	34,090
Net cash provided by financing activities	8,211,946	34,090

Net increase in cash and cash equivalents	1,609,811	9,062,663

Cash and cash equivalents at beginning of period	14,410,630	6,803,506
Cash and cash equivalents at end of period	$16,020,441	$15,866,169

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(2,600,000)	$(2,100,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2011 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and reg ulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On October 3, 2012, the Board of Directors approved a 1-for-7 reverse split of the company’s issued and outstanding Class A common stock and a corresponding decrease in the number of authorized shares of common stock.  The reverse split was effective on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Note 2 — SALE OF COMMON STOCK

In March 2012, Lpath closed a public offering in which it sold 1,765,524 units, with each unit consisting of one share of the company’s Class A common stock and 0.5 warrants to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses of $1,057,000. The purchase price for each unit was $5.25. Each warrant issued has an exercise price of $7.70 per share, is exercisable immediately, and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure at the holder’s sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits, and similar events.

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

We recognized revenue under the Pfizer Agreement as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost reimbursements	$1,916,250	$1,928,370	$—	$748,876
Amortization of development fees	2,826,920	2,282,913	1,060,057	782,913
	$4,743,170	$4,211,283	$1,060,057	$1,531,789

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

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Research and development	$140,840	$149,358	$74,729	$37,824
General and administrative	312,711	379,014	121,092	99,628

Total share-based compensation expense	$453,551	$528,372	$195,821	$137,452

As of September 30, 2012, there was a total of $1.0 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.6 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and nine months ended September 30, 2012 and 2011.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because they have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at September 30, 2012 were as follows:

	Fair Value as of September 30, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring August 2013	$300,000	$300,000
Warrants expiring March 2017	3,100,000	3,100,000
	$3,400,000	$3,400,000

The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2012	$3,600,000
Exercise of warrants	(1,100,000)
Issuance of warrants	3,500,000
Change in fair value of warrants	(2,600,000)

Warrant liability as of September 30, 2012	$3,400,000

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

The following table summarizes Lpath warrants outstanding as of September 30, 2012, inclusive of warrants classified as equity and as liabilities:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
October 31, 2012	75,915	$1.12
November 16, 2012	518,305	$7.00
February 28, 2013	7,143	$1400
August 12, 2013	294,664	$7.84
August 15, 2013	12,590	$7.84
August 18, 2013	2,025	$7.84
March 27, 2014	7,143	$7.00
June 24, 2014	5,715	$5.60
December 24, 2015	5,715	$5.60
March 9, 2017	29,750	$5.25
March 9, 2017	882,776	$7.70
Total:	1,841,741
Weighted average:		$7.22

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the nine months ended September 30, 2012, there were cashless exercises of 482,630 warrants in exchange for issuance of 108,573 shares of common stock, and 636,991 warrants expired.

Note 6 — EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,102,291)	$854,481	$(1,101,571)	$1,130,257

Weighted average number of shares used in basic earnings (loss) per share	10,516,428	8,985,339	11,004,495	9,009,988

Additional dilutive shares from the assumed exercise of outstanding:
Options	—	193,241	—	173,714
Restricted stock units	—	26,826	—	17,818
Warrants	—	145,843	—	64,694
Weighted average number of shares used in diluted earnings (loss) per share	10,516,428	9,351,249	11,004,495	9,266,214

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	373,789	88,029	373,789	88,029
Warrants	1,841,741	305,326	1,841,741	1,959,623
Restricted stock units	125,615	184,378	125,615	109,820
Total	2,341,145	577,733	2,341,145	2,157,472

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in the 2011 Annual Report in the section entitled “Market Risks.”

On October 3, 2012, the Board of Directors approved a 1-for-7 reverse split of the company’s issued and outstanding Class A common stock and a corresponding decrease in the number of authorized shares of common stock.  The reverse split was effective on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per-share amounts contained in the company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (“S1P”) formulated for treating retinal diseases. A Phase 2a clinical trial of iSONEP is now in process. In the Phase 1 clinical trial, iSONEP demonstrated promising results in treating patients afflicted with wet age-related macular degeneration. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including diabetic retinopathy and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) completed a Phase 1 clinical trial in 2010, and we believe that it holds promise for the treatment of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing in various animal models of disease relating to the central nervous system and to fibrosis. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a further pipeline of monoclonal antibody-based drug candidates.

In December 2010, we entered into an agreement providing Pfizer Inc. (“Pfizer”) the rights to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided us with an upfront payment of $14 million and is sharing the cost of human proof-of-concept clinical trials of iSONEP. The first trial (called “PEDigree”) was designed to test iSONEP as a treatment for patients with Pigment Epithelial Detachment (“PED”), a complication of wet-AMD. The second, and larger, trial (“Nexus”) was designed to further study iSONEP as a treatment for wet-AMD. We began enrolling patients in the PEDigree and Nexus trials in September 2011 and October 2011, respectively.

In January 2012, we suspended dosing patients in our PEDigree and Nexus trials. We took this action because the FDA had determined that our fill-and-finish contractor, Formatech, Inc. (“Formatech”), was not in compliance with FDA’s current Good Manufacturing Practice (“cGMP”) requirements over a three-year period during which the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. The FDA has not informed us regarding any specific non-compliance issues at Formatech that may have affected our drug product. iSONEP has been well tolerated by all patients in our Phase 1 trial and by all patients treated thus far in our PEDigree and Nexus trials.

Since the hold, we have manufactured the additional drug substance required to complete the trials, and resumed dosing patients in the Nexus trial in September 2012.  As a result of the clinical hold, the projected cost to complete the iSONEP trials has increased significantly. This cost increase is related to activities required to restart the clinical trials, including the additional clinical material.

Pfizer approached us several months ago and requested that we consider potential alternatives to offset a portion of the increased costs, including the possibility of incorporating the PEDigree study into the Nexus study. Because of these ongoing discussions we have restarted the larger Nexus trial, but have deprioritized the smaller PEDigree trial.

The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in the section of our 2011 Annual Report entitled, “Risk Factors—We may have delays in completing our clinical trials and we may not complete them all.” Pfizer has the right to exercise its option for exclusive worldwide rights to iSONEP. If Pfizer exercises its option, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, we will be entitled to receive double-digit royalties, tiered based on annual sales of iSONEP. As part of the Pfizer Agreement, we granted to Pfizer a time-limited right of first refusal for ASONEP.

Lpath has incurred significant accumulated losses since its inception. As of September 30, 2012, we had an accumulated deficit of approximately $41.2 million. We expect that the cost of our ongoing research and development activities as currently planned, including general and administrative expenses, will approximate $21 million to $23 million through the end of 2014. This estimate includes the expenses to conduct the clinical trials for iSONEP, as well as to initiate Phase 2a clinical trials for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an Investigational New Drug (“IND”) application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses not reimbursable under the Pfizer agreement to increase and, in turn, could have a material adverse effect on our results of operations.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenue for the quarter ended September 30, 2012 was $358,000 compared to $246,000 for the quarter ended September 30, 2011. The increase in 2012 was due to increased reimbursable costs incurred as our Phase 2 clinical trials resumed.   For the first three quarters of 2012, grant and royalty revenue was $759,000 compared to $1,211,000 in the first three quarters of 2011.  The 2012 decrease in grant revenue is attributable to the suspension of clinical trials, which resulted in reduced reimbursable costs for outside services in 2012 compared to 2011.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost reimbursements	$1,916,250	$1,928,370	$—	$748,876
Amortization of development fees	2,826,920	2,282,913	1,060,057	782,913
	$4,743,170	$4,211,283	$1,060,057	$1,531,789

At the end of the second quarter of 2012, we became responsible for funding the next $6,000,000 of iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During this period, deferred revenue is recognized as we fund the ongoing development on a dollar-for-dollar basis.  This accounts for the 2012 increase in amortization of deferred revenues with a corresponding decrease in cost reimbursement revenues.

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

Research and Development Expenses.  Research and development expenses decreased to $1,701,000 for the third quarter of 2012 from $1,705,000 for the third quarter of 2011.

Research and development expense increased to $6,335,000 in the first three quarters of 2012 from $5,014,000 for the same period in 2011, an increase of $1,321,000.  Outside services and lab supplies increased by $928,000 in the first three quarters of 2012.  The increase was driven by the costs associated with remanufacturing the drug substance used in our clinical trials.  Employee compensation expense increased by $244,000 in the first three quarters of 2012 compared to 2011 due to increased staffing in our research and development functions.

General and Administrative Expenses. General and administrative expenses were $1,071,000 for the quarter ended September 30, 2012 compared to $774,000 for the same period in 2011; an increase of $297,000.  General and administrative expenses were $2,826,000 in the first three quarters of 2012 compared to $2,321,000 in 2011; an increase of $505,000.  The increases reflect increased occupancy costs, legal and professional fees, and employee compensation.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $2,600,000 net change in fair value of the warrants credited to the results of operations, recognized during the nine months ended September 30, 2012, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of September 30, 2012, Lpath had cash and cash equivalents totaling $16.0 million.  Since Lpath’s inception, its operations have been financed primarily through the private placement of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. In March 2012, Lpath closed a public offering in which it sold 1,765,524 units, with each unit consisting of one share of the company’s Class A common stock and 0.5 warrants to purchase one share of the company’s Class A common stock, for aggregate gross proceeds of $9,269,000, before deducting placement agent fees and other estimated offering expenses of $1,057,000.  From inception through September 30, 2012, Lpath had received net proceeds of approximately $49.6 million from the sale of equity securities and the issuance of convertible promissory notes. In addition, Lpath had received a total of $34.4 million from corporate partners. During the first nine months of 2012, Lpath received $2.6 million in funding from a research and development arrangement with Pfizer.

Under the Pfizer research and development agreement, Pfizer and Lpath share ongoing development costs of iSONEP.  As of September 30, 2012, Pfizer has paid us $20.0 million.  Under the terms of the agreement, we will fund the next $6.0 million of iSONEP project costs, which began in the second quarter of 2012.

Net cash used in investing activities during the nine months ended September 30, 2012 was $305,000. Of the amount used for investing activities in the first three quarters of 2012, $150,000 was invested in the prosecution of patents compared to $278,000 during the comparable period in 2011. As provided for in the agreement with Pfizer, in 2011, Pfizer has assumed financial responsibility to prosecute certain patents related to technology underlying the Pfizer Agreement.

We believe our cash on hand as of September 30, 2012, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, through the end of 2013. As currently planned, we expect the cost of our research and development activities, including general and administrative expenses, will approximate $21 to $23 million during that period. This estimate includes the expenses to conduct the clinical trials for iSONEP, as well as to initiate a Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to conduct cell-line development, the first step in developing the manufacturing process, for our third product candidate, Lpathomab.  In order to complete preclinical development and file an IND application for Lpathomab, we will need to obtain approximately $4 million to $6 million of additional funding. As has been the case with our other development programs, that funding may come from a number of potential sources, including grants, equity financing, or partnerships. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, could have a material adverse effect on our results of operations.

If Pfizer exercises its option to continue the clinical development of iSONEP, we will receive an option fee as well as potential development, regulatory, and commercial milestone payments and royalties. If received, those payments could provide significant funding to support our drug discovery and development activities. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond the end of 2013.

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

Critical Accounting Policies, Estimates, and Judgments

Our condensed consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation, the timing of the achievement of drug development milestones, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Disclosure Controls and Procedures

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

3.1	Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed with the SEC on October 18, 2012).

3.2	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Lpath, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012).

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

Lpath, Inc.

Date: November 9, 2012	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)