Form 10-K
period 2012-12-31
LPATH, INC
filed 2013-03-15
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $5.25 as reported on the Over-the-Counter Bulletin Board on June 30, 2012 is $47,289,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 15, 2013, there were 13,128,250 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2013 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2013 annual meeting of stockholders is scheduled to be held on June 19, 2013. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 31, 2012.

LPATH, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Business” below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to:

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

In addition to the items described in this report under the heading “Risk Factors,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things:

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

•                  We may not be able to obtain substantial additional financial resources in order to carry out our planned activities beyond 2014.

•                  Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.

Therefore, investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate and our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. These forward- looking statements represent beliefs and assumptions only as of the date of this report. Except to the extent required by applicable laws or rules, we do not intend to update any forward-looking statements contained herein or to announce revisions to any of such forward-looking statements to reflect new information or future events or developments.

ii

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

In 2009, we completed a Phase 1 clinical trial in which iSONEP was evaluated in patients with wet AMD. In that trial, iSONEP met its primary endpoint of being well tolerated in all 15 patients at dose levels ranging from 0.2 mg to 1.8 mg per intravitreal injection. No drug-related serious adverse events were reported in any of the patients. Positive biological effects were also observed in some patients in this clinical study, the most common being regression in choroidal neovascularization (“CNV”), which is the underlying cause of the disease that eventually leads to degeneration of the macula. Most of these positive effects appear to be largely independent of the effects seen when patients undergo treatment with the drugs that are in current use for the treatment of wet AMD. In addition, of the 15 patients in the Phase 1 iSONEP trial, two patients were diagnosed with PED. With a single dose of iSONEP, these patients experienced complete resolution of the condition. There is currently no FDA approved treatment for PED. The small number of patients with this condition in the iSONEP Phase 1 clinical trial makes it difficult to draw any definitive conclusions from these results.

In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP (the “Pfizer Agreement”). Under the terms of that agreement, Pfizer provided Lpath with an upfront option payment of $14 million and agreed to share the costs of the planned Phase 1b and Phase 2a clinical trials. Following completion of the two clinical trials, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will be eligible to receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

Pursuant to the terms of the Pfizer Agreement, we began a Phase 1b/2a clinical trial of iSONEP in patients with retinal pigment epithelium detachment (“PED”) (the”PEDigree trial”), a persistent complication in patients with the occult form of wet AMD in September 2011. In October 2011, we also began a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED (the “Nexus trial”).

In January 2012, the Food and Drug Administration (FDA) placed the PEDigree and Nexus trials on clinical hold following a determination by the FDA that the fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to the Company. Thereafter, we manufactured new iSONEP drug substance with an alternate fill-and-finish contractor and resumed dosing patients in the Nexus trial in September 2012.

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.On December 5, 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties also modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial. In addition, the Company can elect to conduct the PEDigree trial at any time at its cost. The parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

As of December 31, 2012, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement does not modify the Company’s obligation to fund the next $6.0 million of Nexus trial costs.

The Company expects to complete dosing the last Nexus trial patient during the first half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

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

Based on ASONEP’s safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted In collaboration with Beth Israel Deaconess Medical Center, Lpath has demonstrated efficacy of ASONEP in preclinical models of a form of human kidney cancer called renal cell carcinoma. We are collaborating with Beth Israel Deaconess Medical Center and other collaborators at academic medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma That clinical trial is currently open for enrollment.

In 2008, we entered into a License Agreement with Merck KGaA, (“Merck”) pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP (the “Merck Agreement”). Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath’s stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck relinquished all rights to the ASONEP program.

As part of the December 2010 Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP which period ends in December 2013.

Lpathomab

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now in the early stages of antibody manufacturing process development and expect to begin Investigational New Drug (“IND”) enabling studies in 2013. The target date to begin testing Lpathomab in clinical trials is in early 2015.

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

We have a strong intellectual-property position in the bioactive-lipid area, with 35 issued patents, including ten international patents, and 112 patent applications, including 85 international.  Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date include the UCLA Brain Injury Research Center, the M.D. Anderson Cancer Center, Johns Hopkins University, the Harvard Medical School, the University of Florida College of Medicine, the University of California — San Diego, the French National Centre for Scientific Research, the Center for Eye Research Australia, the University of Melbourne, Australia, the Beth Israel Deaconess Medical Center, the Walter Reed Army Institute for Research, the Medical University of South Carolina, the Virginia Commonwealth University, and the University of Kentucky.

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

Now, the field of lipidomics (a subset of ‘metabolomics’) has emerged...and provides new opportunities for drug discovery. As was the case for proteomics and genomics, tools of measurement led the way. For lipidomics, the development of electrospray tandem mass spectrometry and other tools has facilitated our understanding of the cellular lipidome, and we now believe that there are over 1,000 members of the lipidome, opening up an entire array of new potential targets for therapeutic interventions.

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

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status
iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD RPE Detachment Other retinal diseases	Phase 1b/2a clinical trial of iSONEP in patients with Wet-AMD.

Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.

ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer—various tumor types	Phase 2 clinical trial of ASONEP in patients with renal cell carcinoma.

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Neuropathic pain Traumatic brain injury Spinal cord injury Fibrosis Cancer	Antibody manufacturing in process, IND-enabling studies to begin in mid-2013.

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

Pre-Clinical and Phase 1 Clinical Trial Results

iSONEP has demonstrated promising anti-angiogenic results in various eye models of wet AMD, as performed by Dr. Maria Grant (University of Florida) and Dr. Peter Campochiaro (Johns Hopkins University). Moreover, Dr. Peter Campochiaro also demonstrated that iSONEP has strong anti-vascular permeability effects in the eye, as well as promising anti-inflammatory properties. Studies that we performed in-house suggest iSONEP also may have anti-fibrotic effects.

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

Pfizer Agreement and Phase 2 Clinical Trial

In December 2010, we entered into the Pfizer Agreement which provides Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP. Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and agreed to share the cost of the planned Phase 1b and Phase 2a clinical trials. Following completion of the clinical trials, Pfizer has the right to exercise its option for worldwide rights to iSONEP. If Pfizer exercises its option, Lpath will be eligible to receive an option fee as well as development, regulatory and commercial milestone payments. In addition, if iSONEP eventually becomes a commercial product, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

Pursuant to the terms of the Pfizer Agreement, we initiated the PEDigree trial, a Phase 1b/2a clinical trial of iSONEP in patients with PED, a persistent complication in patients with the occult form of wet AMD, in September 2011. In October 2011, we also began the Nexus trial, a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED.

In January 2012, the FDA placed the PEDigree and Nexus trials on clinical hold following a determination by the FDA that the fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to the Company. Thereafter, we manufactured new iSONEP drug substance with an alternate fill-and-finish contractor and resumed dosing patients in the Nexus trial in September 2012.

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.On December 5, 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties also modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial. In addition, the Company can elect to conduct the PEDigree trial at any time at its cost. The parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

As of December 31, 2012, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement does not modify the Company’s obligation to fund the next $6.0 million of Nexus trial costs.

The Company expects to complete dosing the last Nexus trial patient during the first half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million.  In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in “Risk Factors—We may have delays in completing our clinical trials and we may not complete them all.”

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

Preclinical and Phase 1 Clinical Trial Results

ASONEP has demonstrated efficacy in preclinical models of several types of human cancers. In addition, the safety profile of ASONEP was extremely favorable throughout a Phase 1 clinical trial as well as in a wide variety of preclinical studies at multiples of anticipated human exposure

We believe ASONEP may be effective in reducing the four major processes of cancer progression: tumor proliferation, tumor metastasis, tumor-associated angiogenesis, and protection from cell death. The other mAbs on the market or in clinical trials of which we are aware generally inhibit only one or two tumor- promoting effects in a broad range of cancers. As such, we believe that ASONEP may have a comparative advantage over other therapeutic antibody approaches for cancer.

Other potential advantages of ASONEP, which are generally related to our unique approach of targeting bioactive lipids (whereas most therapeutic mAbs on the market and in clinical trials are directed against protein targets), include the following:

a)                                     ASONEP’s preclinical data may translate into humans more predictably than typical protein-targeted drug candidates.  Unlike protein targets, S1P has a single molecular structure that is conserved among species (i.e., S1P in a mouse is the same as in monkeys and humans), which is not the case for protein targets. This possibly provides for a greater translation (i.e., higher predictive value) between animal efficacy studies and possible human clinical significance.

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

In October 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KgaA, (“Merck”) pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, based on the results of our Phase I clinical trial, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Agreement, the termination was effective on April 24, 2010. Upon termination Merck relinquished all rights to the ASONEP program. We received a total of $17.7 million from Merck under the terms of the Merck Agreement.

Phase 2 Clinical Trial

Based on ASONEP’s safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted In collaboration with Beth Israel Deaconess Medical Center, Lpath has demonstrated efficacy of ASONEP in preclinical models of a form of human kidney cancer called renal cell carcinoma. We are collaborating with Beth Israel Deaconess Medical Center and other collaborators at academic medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma That clinical trial is currently open for enrollment.

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

We have three lead humanized mAbs that inhibit LPA. We humanized and optimized these drug candidates and tested them head-to-head to determine which of the humanized mAbs would be most likely to succeed as a drug candidate in clinical trials. After selecting the strongest anti-LPA drug candidate, we are now in the early stages of antibody manufacturing process development and expect to begin IND-enabling studies in 2013. The target date to begin testing Lpathomab in clinical trials is in early 2015.

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

Manufacturing, Development, and Commercialization Strategy

We have outsourced current Good Laboratory Practices (“cGLP”) preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. Manufacturing is only outsourced to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $8.2 million and $9.7 million in fiscal years 2012 and 2011, respectively. In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA’s current Good Manufacturing Practice (cGMP) requirements during the period that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.  Thereafter, we manufactured new iSONEP drug substance and resumed dosing patients in the Nexus trial in September 2012.  We also manufactured new drug substance to support our Phase 2 ASONEP clinical trial.

In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. (“Laureate”) for the production of ASONEP and iSONEP. Pursuant to the terms of the agreement, Laureate has performed cell-line development, cell-line optimization, and upstream and downstream process development, followed by cGMP manufacture of ASONEP and iSONEP for use in clinical trials. The Laureate agreement expired at the end of 2012. At present, we believe we have adequate supplies of clinical material to complete the Phase 2a studies of iSONEP and ASONEP that are currently in progress, so we have not pursued an extension of the Laureate agreement at this time. We believe we have a good relationship with Laureate and that, if we need to manufacture additional clinical material, we will be able to renew the Laureate agreement or enter into a new agreement with Laureate at that time. However, there is no assurance that we will be able to renew our existing agreement or enter into a new agreement with Laureate on acceptable terms, or at all. Laureate is currently our single manufacturer for ASONEP and iSONEP and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

Market and Competitive Considerations

The Wet-AMD Market

AMD is the leading cause of severe vision loss and blindness among older Americans. Although wet AMD affects only approximately 10% of patients with AMD, it is responsible for approximately 80% of the cases among patients with severe vision loss. Some estimates show that nearly one-third of all Americans 75 years of age or older have at least some form of AMD.  According to a study published in 2008 by the National Eye Institute (“NEI”) in partnership with Prevent Blindness, more than 2 million Americans age 50 and older have wet AMD. Other NEI data estimate that due to the rapid aging of the U.S. population, this number will increase to almost 3 million by 2020.  The World Health Organization (WHO) has estimated that the number of people over age 60 will double over the next 16 years, and the U.S. Census Bureau has estimated that by 2030, nearly one in five U.S. residents will be over the age of 65.

The current market leaders for the treatment of wet AMD are the VEGF inhibitors, including Lucentis®, Eylea®and (off-label) Avastin®. In 2012, annual revenue (worldwide) was approximately $4.0 billion for Lucentis and $0.8 billion for Eylea, despite significant cannibalization by the off-label use of Avastin (estimated to be 60%). This off-label use, which is motivated by the fact that there is a significant cost differential between the drugs, suggests the 2012 market opportunity for the treatment of wet AMD was in excess of $11.0 billion.

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

Collaborative Arrangements

Pfizer Inc.

In December 2010, we entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate, which is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ocular disorders.  As a result of a clinical hold and the requirement to manufacture new drug substance during 2012, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, the Company and Pfizer amended the Agreement (the “Amendment”) to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  The parties modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial. In addition, the Company can elect to conduct the PEDigree trial at any time at its cost. Under the terms of the Amendment, the parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial.  Following completion of the Nexus trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™ which period ends in December 2013.  ASONEP is Lpath’s product candidate that is being evaluated for the treatment of cancer.

Merck KGaA

As stated above, we entered into the Merck Agreement with Merck, pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive, worldwide rights to develop and commercialize ASONEP across all non-ocular indications. Under the terms of the Merck Agreement, Merck paid us a total of $17.7 million. These amounts included an upfront license fee, milestone payments, and ongoing research and development support.  In March 2010, following the completion of our Phase 1 clinical trial, Merck proposed moving forward with the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath’s stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck relinquished all rights to the ASONEP program.

In-licensed Technology

Lonza Biologics PLC

In 2006, we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”). In the first agreement known as the “Research Evaluation Agreement”, Lonza granted us a non-exclusive license to use cell-line development technology owned by Lonza for research purposes. The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $53,000 based on current exchange rates). The license may be extended at our discretion for additional one-year periods. The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale.

Under the terms of the second license from Lonza, identified as the “License Agreement,” Lonza granted us a non-exclusive license with rights to use, and to authorize sublicenses to use, Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer As of December 31, 2012, Lpath had accrued deferred annual license fees totaling £900,000 ($1,463,000), which were paid to Lonza in January 2013. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2012 and no amounts were paid to AERES during 2011. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes more than 60 issued or pending patents in the United States, with corresponding applications in major foreign countries. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Lpath’s intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2013, that fee is $1,958,800. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

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

Employees

As of March 1, 2013, we employed 20 individuals, of whom 8 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain information regarding our directors and executive officers as of March 15, 2013 (biographical descriptions below that reference dates prior to November 30, 2005 relate to such officer’s role in Lpath Therapeutics, Inc., our wholly-owned subsidiary):

Name	Age	Position
Scott R. Pancoast	54	President, Chief Executive Office, and Director
Gary J.G. Atkinson	60	Senior Vice President, Chief Financial Officer
Jeffrey A. Ferrell(1)(2)	38	Director
Daniel L. Kisner, M.D(1)	66	Director
Charles A. Mathews(1)(2)	75	Director
Daniel H. Petree(1)(2)	57	Chairman of the Board
Donald R. Swortwood(1)	71	Director

(1)                                 Member of the Compensation Committee

(2)                                 Member of the Audit Committee

Scott R. Pancoast

Chief Executive Officer, President, and Director

Mr. Pancoast has served as the President and Chief Executive Officer of Lpath since March 2005 and as a Director of Lpath since 1998. Prior to joining Lpath, from 1994 to 2005, Mr. Pancoast was the Executive Vice President of Western

States Investment Corporation (WSIC), a private San Diego venture capital fund. He has served as the CEO or interim CEO for six start-up companies, and has been a member of the boards of directors for over 15 companies, including two public companies other than Lpath. Mr. Pancoast previously served on the board of directors of iVOW, Inc., a publicly-traded company. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President—Operations and Chief Financial Officer. He is a graduate of the Harvard Business School and the University of Virginia. Mr. Pancoast’s qualifications to sit on our Board include his experience as our President and Chief Executive Officer, his experience as venture capitalist and business leader, and his current and past service as a board member for public and private companies.

Gary J. G. Atkinson

Senior Vice President, Chief Financial Officer, and Secretary

Mr. Atkinson joined Lpath in 2005. He has more than 20 years of financial management experience. Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company. From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company. He began his career with Ernst & Young, where he earned his CPA designation, and holds a B.S. from Brigham Young University.

Jeffrey A. Ferrell

Director

Mr. Ferrell has served as a director of Lpath since April 2007. Mr. Ferrell has served as the Managing Member of Athyrium Capital Management, LLC, life sciences focused investment and advisory company with offices in New York City, since 2008. From 2001 to 2008, Mr. Ferrell served in a number of capacities at Lehman Brothers. He oversaw public and private life sciences investments for Global Trading Strategies, a principal investment group within Lehman, as a Senior Vice President from 2005 to 2008. Prior to that he was a Vice President in Lehman Brothers’ Private Equity division. Prior to joining Lehman in 2001, he was a principal at Schroder Ventures Life Sciences in Boston. Mr. Ferrell holds an A.B. in Biochemical Sciences from Harvard University. Mr. Ferrell’s qualifications to sit on our Board include his experience in providing fund raising and advisory services to life sciences companies, his knowledge of the life sciences industry and his knowledge of the capital markets.

Daniel L. Kisner, M.D.

Director

Dr. Kisner has been a member of our Board since July 30, 2012. Since July 2010, Dr. Kisner has been a director of Dynavax Technologies Corporation, a clinical stage biopharmaceutical company, and has also served as Chairman of the Board for Tekmira Pharmaceuticals, a biopharmaceutical company since January 2010.  From 2003 to 2010 Dr. Kisner was a partner at Aberdare Ventures. Prior to that Dr. Kisner was President and CEO of Caliper Technologies, leading its evolution from a start-up focused on microfluidic lab-on-chip technology to a publicly traded, commercial organization. Prior to Caliper, he was the President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biomedical pharmaceutical company. Previously, Dr. Kisner was Division Vice President of Pharmaceutical Development for Abbott Laboratories and Vice President of Clinical Research and Development at SmithKline Beckman Pharmaceuticals. In addition, he held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine in Internal Medicine and Medical Oncology. Our Board believes that Dr. Kisner’s background with larger, complex technology-based organizations as well as his significant experience with corporate transactions, including investing in venture-backed life science companies provides the Board with insights for setting strategy and reviewing the operations of the Company. He holds a B.A. from Rutgers University and an M.D. from Georgetown University.

Charles A. Mathews

Director

Mr. Mathews has served as a director of Lpath since March 2006. Mr. Mathews is an active private investor and has served as an independent director on the boards of a number of public and private companies. From March 2005 to November 2006, Mr. Mathews was Chairman of Avanir Pharmaceuticals (AVNR), a drug development and marketing company and from May to September 2005 he acted as its Chief Executive Officer. Mr. Mathews is a past president of the San Diego Tech Coast Angels, part of an affiliation of over 200 accredited “angel” investors active in the life science and technology industries. From April 2002 until January 2004, Mr. Mathews served as the President and Chief Executive Officer of DermTech International, a privately held contract research organization focused on dermal and transdermal drugs.

Mr. Mathews’ qualifications to sit on our Board include his leadership experience as an executive in the life sciences industry, his expertise in operations and corporate governance, and his service on other public and private company boards and board committees.

Daniel H. Petree

Chairman of the Board of Directors

Mr. Petree has served as a director of Lpath since November 2008, and was appointed as Chairman of the Board in September 2010. Mr. Petree has over 20 years of experience in the biotechnology industry, serving in a variety of roles including investment banker, senior operating manager and corporate and securities lawyer. Mr. Petree is a member and co-founder of P2 Partners, LLC, formed in 2000, and a member and co-founder of Four Oaks Partners Consulting, LLC, founded in April 2012, both of which provide transaction advisory services to small and medium-sized science companies. Mr. Petree served as a director of Cypress Biosciences, Inc., a company that provided products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders from 2004 to 2011. Before co-founding P2 Partners in 2000, Mr. Petree was President and Chief Operating Officer of Axys Pharmaceuticals, a structure-based drug design company in South San Francisco. Mr. Petree’s qualifications to sit on our Board include his experience as an executive and an investment banker in the biotechnology industry, his experience with structuring and negotiating pharmaceutical partnering arrangements, and his service on other public company boards and board committees.

Donald R. Swortwood

Director

Mr. Swortwood participated in the original funding of Lpath, and has served as a director of Lpath since July 2006. He has served as Chairman and Chief Executive Officer of Western States Investment Corporation since the founding of its predecessor in 1975, and has been an active investor and venture capitalist for over thirty-five years. His investing career began in basic industrial areas, such as industrial salt and transportation, and has evolved into technology and science related fields, ranging from a business that developed novel technologies for the detection and treatment of gastro-esophageal reflux disease, which was sold to Medtronic; to a leader in storage area network management software solutions, which was sold to EMC; to a business that developed the first “ear thermometer,” which was sold to Wyeth. Currently, the Western States portfolio of holdings includes a number of biotech and life science companies. Mr. Swortwood is a graduate of Stanford University. Mr. Swortwood’s qualifications to sit on our Board include his experience as a business leader and venture capitalist and his experience in advising emerging growth life science and technology companies.

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

iSONEP™, ASONEP™ Lpathomab™, ImmuneY2™ and our logo are our trademarks. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before you decide to buy our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and the trading price of our securities could decline, and you may lose all or part of the money you paid to buy our securities.

Risks primarily associated with our business:

We are in the early stages of drug development, and we may be unable to generate significant revenues and may never become profitable.

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $32.5 million in revenues through December 31, 2012 and, as of December 31, 2012, we had an accumulated deficit of approximately $42.9 million. We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates. We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot provide any assurance that Pfizer will not terminate the Pfizer Agreement, or that Pfizer will exercise its option for worldwide commercial rights to iSONEP. Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities beyond 2014.

As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, will require approximately $32 million through 2014. As of December 31, 2012, we had an available cash balance of approximately $24.6 million. Pursuant to the terms of the Pfizer Agreement, as amended, Pfizer has agreed to share the cost of the planned Phase 2a trials for iSONEP. Additional near-term sources of cash include $0.5 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the National Institutes of Health) to support iSONEP-related trials, and the three year, $3 million grant from NIH awarded in 2009 that still has $1.2 million remaining to support ASONEP clinical trials. We believe these funds should be sufficient to fund our planned drug discovery and development activities through 2014. Further, we may receive additional funding to support our operations beyond 2014 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. Additionally, we may receive grants as a result of grant applications we have filed and will file. However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.7 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future. In addition, we cannot provide any assurance that we will be successful in maintaining our commercial relationship with Pfizer, we will not experience further delays in our clinical trials, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitle us to future payments under the Pfizer Agreement. As a result, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2014.  We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, or at all. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we will not be able to develop our product candidates on our planned timeline, or at all, and we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected, and we may be required to cease operations.

We may not be successful in maintaining our commercial relationship with Pfizer and our other collaborations may not be successful.

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. We cannot assure you that Pfizer will not decide to exercise its rights to terminate the Pfizer Agreement early, we will not experience further delays in our clinical trials, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitled us to future payments under the Pfizer Agreement.

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

•                  disagreements with the collaborator regarding the appropriate clinical trial protocols;

•                  termination or non-renewal of the collaboration due to the failure of our product candidate to satisfy required developmental, regulatory or commercial milestones in the view of the collaborator; or

•                  changes in the collaborator’s business plans or financial health or other competitive or market reasons.

Further, as a result of our collaborations, we may have less control over the development, clinical testing, marketing and distribution activities performed by our collaborators than if we were performing those functions with our own facilities and employees or based on our own decisions. This lack of direct control could adversely affect the results. For example, our ability to complete the Nexus trial during the first half of 2014 depends in part on Pfizer’s decisions regarding the clinical trial protocols and the clinical trial process.

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

For example, in 2008, we entered into a License Agreement with Merck KGaA (“Merck”) pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP (the “Merck Agreement”). In March 2010, following the completion of our Phase 1 clinical trial, Merck proposed continuing the partnership with us via an extension of the Initial Development Period (as defined in the Merck Agreement).  However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath’s stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective on April 24, 2010, and upon termination Merck relinquished all rights to the ASONEP program.

As another example, to help reduce the costs of the iSONEP trials the Company and Pfizer amended the Pfizer Agreement in December 2012 to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.

If we are not successful in maintaining our collaborations, including our relationship with Pfizer, our business, prospects, financial condition and results of operations could be materially adversely affected.

We may have delays in completing our clinical trials and we may not complete them at all.

We have not completed the clinical trials necessary to obtain FDA approval to market iSONEP or ASONEP. The clinical trial process is also time consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule, or at all. We currently estimate that we will complete dosing the last Nexus trial patient during the first half of 2014.  However, our clinical trials, including our Nexus trial and our planned Phase 2 clinical trial of ASONEP, may be delayed or terminated in the future as a result of many factors, including the following:

•                  difficulty in securing centers to conduct trials;

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

•                  disagreements with our collaborators (like Pfizer) on clinical trial protocols or design;

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

•                  the FDA instituting future clinical holds on our clinical trials, and delays or failure of the FDA to remove such clinical holds;

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

•                  patients failing to complete clinical trials due to safety issues, treatment protocol requirements, side effects, dissatisfaction with the product candidate, or other reasons;

•                  difficulty in maintaining contact with patients after treatment may prevent us from collecting the data required by our study protocols;

•                  product candidates demonstrating a lack of efficacy during clinical trials;

•                  governmental or regulatory delays, changes in regulatory requirements, policy and guidelines;

•                  competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

•                  delays in completing data collection and analysis for clinical trials.

In the past, we have experienced significant delays in our clinical trials for one or more of the reasons outlined above. For example, in January 2012, the FDA placed our clinical trials on hold 2012 following a determination by the FDA that our fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to the Company.  Thereafter, we were required to manufacture new drug product, which resulting in our inability to resume dosing patients until September 2012.

As another example, our Nexus trial has experienced slower than expected patient enrollment which has extended the anticipated completion date of that trial. With our partner Pfizer, we have taken a number of steps that we believe should accelerate the rate of patient enrollment. However, for any of the reasons mentioned above, our efforts to accelerate enrollment may not be successful. If the rate of patient enrollment does not increase, we may not complete the Nexus trial within our estimated timeframe.

Significant delays in the successful completion of our clinical trials for any of the reasons discussed above will adversely affect our business, prospects, financial condition and results of operations

In addition, we rely on academic institutions, hospitals and medical centers, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, applicable regulations or good clinical practices. We also rely on clinical research organizations to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner. Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the iSONEP and ASONEP prior to regulatory approval. If the delays or costs are significant, our financial results and ability to commercialize our products will be adversely affected.

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing. We have limited experience in, and limited resources available for, regulatory and clinical activities. Any of the following events relating to the regulatory approval of our drug candidates can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

•                  inability to successfully complete our clinical trials in accordance with our clinical protocols and FDA regulations;

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

Even if we complete a clinical trial as planned, their results may not support either the further clinical development or the commercialization of our product-candidates. The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. In addition, our collaboration partners may decide that the results of our clinical trials do not support further investment by such partners. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans, effective for indicated uses, or commercially viable given the competitive environment and reimbursement issues. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Further, we have not obtained an agreement with the FDA that the design of our planned iSONEP or ASONEP studies are sufficient to lead to product approval if the results are positive. Moreover, we have not developed or reached an agreement with the FDA on the detailed statistical analysis plan that will be used to analyze the data from these clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

A source of revenue, grant funds from the National Institutes for Health, may not continue to be a source of revenue in the future.

Although we have applied for many grants and thus far have been awarded ten of them, the National Institutes of Health (“NIH”) may not in the future find our applications worthy of such grants. The NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not issue continuation awards, or it may negotiate a reduction in the scope of our awards to meet the constraints imposed by sequestration.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources.

In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we have exceeded in 2012. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations

Our drug-development programs depend upon third-party researchers who are outside our control.

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

The manufacturing process of iSONEP, ASONEP, Lpathomab, and any other therapeutic products we may want to evaluate or commercialize involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, and the noncompliance could not be rapidly rectified. For example, in January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials, because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with cGMP requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold. .  Thereafter, we were required to manufacture new drug product, which resulting in our inability to resume dosing patients until September 2012.  In addition, we may not be able to maintain our agreement with any manufacturer we select. For example, our agreement with our existing manufacturer of ASONEP and iSONEP, Laureate Pharma, Inc., (“Laureate”) expired by its terms at the end of 2012. In the event we need to manufacture more drug supplies for subsequent clinical trial, we would undertake to renew our agreement or enter into a new agreement with Laureate.  There is no assurance, however, that we will be able to renew our agreement or enter into a new agreement with Laureate on acceptable terms, or at all. Laureate is our single manufacturer for ASONEP and ISONEP and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

Although our clinical drug candidates, iSONEP and ASONEP, might ultimately show clinical relevance in multiple disease states, we have assessed their clinical potential only against AMD and cancer, respectively, and only in Phase 1 clinical trials with small numbers of patients and in animal models. In addition, our third product candidate, Lpathomab, is still in pre-clinical development.  There can be no assurance that any of our existing product candidates will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

In addition, our ImmuneY2™ process of generating monoclonal antibodies against lipid mediators may not be successful against future targets. As such, there can be no assurance that we will be able to develop a monoclonal antibody against our future targets, and thus, we may fail to generate additional clinical candidates for our pipeline.

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

Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from third party payors, including state and federal government authorities, private health insurers and health maintenance and managed care organizations.  These third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payors may not establish adequate levels of reimbursement for the products that we commercialize, which could limit their market acceptance and result in a material adverse effect on our financial condition.

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

Healthcare reform may adversely impact our business.

In addition to reimbursement pressures from third party payors, the trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products.

In March 2010, the United States adopted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the Healthcare Reform Act). This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Scott Pancoast is critical to our overall management as well as the development of our technology, our culture and our direction. None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks primarily associated with our stock:

The price of our Class A common stock may be volatile.

Our Class A common stock is traded on the Nasdaq Capital Market, or NASDAQ. The trading price of our Class A common stock may fluctuate substantially. Among the factors that may cause the market price of our Class A common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

•                  regulatory developments in the United States and other countries.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 28,571,429 shares of common stock. As of March 12, 2013, there were an aggregate of 13,102,892 shares of our common stock issued and outstanding on a fully diluted basis. That total includes 781,659 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 1,261,874 shares of common stock that may be issued upon the exercise of outstanding warrants. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

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

As a public company, we may have to implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

We currently are a company with limited resources and we intend to continue to spend most of our resources on research, development and other operational expenses. We are currently classified as a Smaller Reporting Company under Exchange Act regulations. Until we are classified as an Accelerated Filer (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal controls. However, if we were no longer exempt from compliance with certain provisions of the Sarbanes-Oxley Act of 2002, we would incur significant additional costs, which would be material to us and would affect our results of operations. In order to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we may be required to expand disclosures and accelerate our financial reporting requirements. If we are unable to complete the required Section 404(b) assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required (compliance will not be required with respect to our Form 10-K for the year ended December 31, 2012, but could be required with respect to our Form 10-K for the year ended December 31, 2013 depending on the value of our public float as of June 30, 2013), our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In addition, we could be delisted from the NASDAQ Capital Market.

Our Class A common stock may be delisted from the NASDAQ Capital Market, or NASDAQ.

In October 2012, our Class A common stock was approved for listing on the NASDAQ. Prior to listing on the NASDAQ, our Class A common stock traded on the OTC Bulletin Board under the ticker symbol “LPTND”. If the bid price of our Class A common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our Class A common stock could be delisted from the NASDAQ. If our stock is delisted from the NASDAQ, we will make every possible effort to have it quoted for trading on the OTC Bulletin Board. However, if our Class A common stock were to be traded on the OTC Bulletin Board and the trading price were to remain below $5.00 per share, trading in our Class A common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). These rules may adversely affect the ability of stockholders to sell our Class A common stock and otherwise negatively affect the liquidity, trading market and price of our Class A common stock. A delisting from NASDAQ would also result in negative publicity and would negatively impact our ability to raise capital in the future.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at prices that may not be the same as the price per share in this offering. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, including investors who purchase shares of Class A common stock in this offering. The price per share at which we sell additional shares of our Class A common stock or securities convertible into Class A common stock in future transactions may be higher or lower than the price per share in this offering.

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our administrative offices and research facilities are located at 4025 Sorrento Valley Blvd. San Diego, California 92121, and we consider them to be in good condition and adequately utilized. We lease approximately 12,000 square feet of laboratory and office space. The lease term runs through November 2016. The Company has one five-year renewal option under the lease. Approximately 200 square feet of the facility is subleased to a company that is co-owned by two of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease. If we do not renew our existing lease, we believe that alternative space will be available to us at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceedings.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Capital Market under the symbol “LPTN” on October 22, 2012.  Prior to that date, our common stock was traded under the symbol “LPTN.OB” on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-bid prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.  The closing price of our common stock on March 13, 2013 was $4.62 per share.

The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by NASDAQ since October 22, 2012 and the OTCBB prior to that date. The quotations from OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  All high and low prices for our common stock have been retroactively adjusted to reflect the one for seven reverse stock split that became effective on October 9, 2012.

	2012		2011
	High	Low	High	Low
First quarter	$9.59	$5.25	$10.50	$5.53
Second quarter	$6.37	$4.76	$8.26	$6.72
Third quarter	$6.51	$4.90	$7.07	$5.60
Fourth quarter	$6.90	$4.75	$8.40	$5.74

As of March 13, 2013, we had approximately 81 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted-Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	785,232	(1)	$3.86	(2)	276,308
Equity compensation plans not approved by security holders	—		—		—
Total	785,232		$3.86		276,308

(1)                                 Includes 417,196 restricted stock units.

(2)                                 Excludes 417,196 restricted stock units.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. In light of these risks, uncertainties, and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or circumstances.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutics. Lipidomics is an emerging field of medical science whereby bioactive signaling lipids are targeted to treat important human diseases. We have three product candidates, iSONEP™, ASONEP™, and Lpathomab™. iSONEP is a monoclonal antibody against sphingosine-1-phosphate (“S1P”) formulated for treating retinal diseases. In a Phase I clinical trial iSONEP demonstrated promising results in treating patients afflicted with wet AMD, and it is currently being tested in a Phase 2a clinical trial for that indication. Studies conducted in models of human ocular disease indicate that iSONEP may also be useful in treating other ocular diseases including diabetic retinopathy and glaucoma. ASONEP (another formulation of the same S1P-targeted antibody) is being tested in a Phase 2a clinical trial as a treatment for renal cell carcinoma, and we believe that it may hold promise for the treatment of various forms of cancer and other diseases. Lpathomab™ is an antibody against lysophosphatidic acid (“LPA”), a key bioactive lipid that has been long recognized as a valid disease target. Lpathomab is in pre-clinical testing in various animal models of disease relating to the central nervous system and to fibrosis. Our ability to generate novel antibodies against bioactive lipids is based on our ImmuneY2™ technology, a series of proprietary processes we have developed. We are currently applying the Immune Y2 process to other lipid-signaling agents that are validated targets for disease treatment, thereby potentially creating a further pipeline of monoclonal antibody-based drug candidates.

In December 2010, we entered into an agreement with Pfizer Inc. (the “Pfizer Agreement”), which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. Under the original terms of the Pfizer Agreement, Pfizer and the Company planned to conduct two studies, including a Phase 1b study in wet AMD patients with Pigment Epithelial Detachment (PED), a complication of wet AMD (the ‘‘PEDigree trial’’), and a larger Phase 2a study in wet AMD patients generally (the ‘‘Nexus trial’’). The Company began enrolling patients in the PEDigree and Nexus trials in September 2011 and October 2011, respectively.

The Food and Drug Administration (FDA) placed the PEDigree and Nexus trials on clinical hold in January 2012 following a determination by the FDA that the fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to the Company. Thereafter, we manufactured new iSONEP drug substance with an alternate fill-and-finish contractor and resumed dosing patients in the Nexus trial in September 2012.

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties also modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial. In addition, the Company can elect to conduct the PEDigree trial at any time at its cost. The parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

As of December 31, 2012, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including an upfront payment of $14 million. The amendment to the Pfizer Agreement does not modify the Company’s obligation to fund the next $6.0 million of Nexus trial costs.

The Company expects to complete dosing the last Nexus trial patient during the first half of 2014. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in “Risk Factors—We may have delays in completing our clinical trials and we may not complete them at all.”

Following completion of this study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

Lpath has incurred significant net losses since its inception. As of December 31, 2012, we had an accumulated deficit of approximately $42.9 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $32 million from the beginning of 2013 through the end of 2014. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations

In connection with listing its shares of common stock for trading on the Nasdaq Capital Market, the Company effected 1-for-7 reverse split of its issued and outstanding common stock and a corresponding decrease in the number of authorized shares of common stock on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per-share amounts set forth in this Annual Report have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Revenue

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP™, our lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ophthalmic disorders.  On December 5, 2012, the Company and Pfizer amended the Agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  Under the terms of the Pfizer Agreement, as amended, Pfizer made a $14 million upfront payment to Lpath in January 2011. In addition, Pfizer agreed to share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial.  Following completion of the Nexus trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP, and Pfizer specified that a designated portion of the upfront payment be used to fund the development of ASONEP™. As of December 31, 2012, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement does not modify the Company’s obligation to fund the next $6.0 million of Nexus trial costs.

In 2008, we entered into a License Agreement (the “Merck Agreement”) with Merck KGaA, (“Merck”) pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP. Pursuant to the terms of the Merck Agreement, we licensed to Merck exclusive worldwide rights to develop and commercialize ASONEP across all non-ocular indications. In March 2010, following the completion of our Phase 1 clinical trial, Merck proposed continuing the partnership via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposed extension were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath or its stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. The termination was effective on April 24, 2010, and upon such termination Merck relinquished all rights to the ASONEP program. Pursuant to the terms of the Merck Agreement, we received a total of $17.7 million, including an upfront license fee, milestone payments, and ongoing research and development support.

From our inception through December 31, 2012, we have also generated $8.2 million in revenue from research grants awarded primarily by the National Institutes of Health, and $0.3 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.  However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.7 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future.

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

Revenue Recognition

Research and Development Revenue Under Collaborative Agreements.  We have and may in the future enter into collaborations where we receive non-refundable upfront payments. Generally, these payments are made to secure licenses or option rights to our drug candidates. Non-refundable payments are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the agreement. Multiple-element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license together with performance obligations such as research and development responsibilities and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand- alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2012, we had federal and California net operating loss (“NOL”) carryforwards of approximately $42 million and $37 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2032. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue then the California benefits could be deferred, modified, or lost.

As of December 31, 2012, we also had federal and California research and development tax credit carryforwards of $1.1 million and $0.6 million, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2019, and the state credits do not expire.

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

Fair Value of Warrant Liability

We measure fair value in accordance with the applicable accounting standards in the Financial Accounting Standards Board (“FASB”) Codification. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Grant and Royalty Revenue. Grant and royalty revenue for 2012 decreased to $1.0 million from $1.6 million in 2011. The decrease of $0.6 million is principally due to the suspension of the iSONEP clinical trials, which resulted in reduced reimbursable costs for outside services in 2012 compared to 2011.

Research and Development Revenue Under Collaborative Agreements. As described in Note 2 to the consolidated financial statements, in December 2010 we entered into an agreement with Pfizer, Inc., which agreement was amended in 2012, that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Years Ended
	December 31,
	2012	2011
Cost reimbursements	$1,916,250	$2,835,817
Amortization of development fees	3,782,312	4,258,066
	$5,698,562	$7,093,883

The reduction in revenue in 2012 is attributable principally to the suspension of the iSONEP clinical trials from January to September 2012.  Reduced expenditures during this time caused a reduction in amortization of deferred revenues.  In 2011, revenue recognized pursuant to the Merck Agreement included $0.7 million received from Merck to discharge certain payment obligations that survived termination of the agreement.

Research and Development Expenses.  Research and development expenses for 2012 totaled $8.2 million compared to $9.7 million for 2011, a decrease of $1.5 million.  Development costs in 2011 were ramping up as we began Phase 1b and Phase2a clinical trials of iSONEP in September 2011.  In January 2012, we temporarily suspended dosing patients in our PEDigree and Nexus trials.  The 2012 costs to manufacture the additional drug substance required to resume the trials, and complete the fill/finish process totaled $1.1 million.  These additional costs were more than offset by reduced clinical trial expenditures during the temporary suspension of our clinical trials in 2012.

General and Administrative Expenses.  General and administrative expenses were $4.1 million for the year ended December 31, 2012 compared to $3.4 million for 2011, an increase of $0.7 million. This increase was principally attributable to legal, investor relations and consulting costs incurred in connection with the FDA clinical hold as well as the costs of listing our common stock for trading on the Nasdaq Capital Market.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through December 31, 2012, we had received net proceeds of approximately $60.5 million from the sale of equity securities and the issuance of convertible promissory notes.  In addition, we had received a total of $37.7 million from corporate partners.  We received $2.8 million and $17.2 million in funding from a research and development arrangement with Pfizer during the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012, we had cash and cash equivalents totaling $24.6 million. Cash and cash equivalents consist of cash in demand deposit accounts, money market accounts that hold only U.S Treasury securities, and federally insured certificates of deposits. Net cash used in investing activities during year ended December 31, 2012 was $344,000, including $155,000 invested in equipment and leasehold improvements and $189,000 invested in the prosecution of patents. During 2011, net cash used in investing activities totaled $489,000, including $134,000 invested in equipment and leasehold improvements and $355,000 invested in the prosecution of patents. The decrease in the amount spent on patent prosecution in 2012 is due to the fact that, pursuant to the terms of the Pfizer Agreement, Pfizer has assumed financial responsibility for the prosecution of patents related to Lpath technology that is subject to the Pfizer Agreement.

On March 6, 2012, we entered into subscription agreements with certain investors relating to the sale and issuance by us of 1,765,524 Units, with each Unit consisting of one share of our Class A common stock and 0.5 of a warrant to purchase one share of our Class A common stock, for aggregate gross proceeds of $9,294,500, before deducting placement agent fees and other estimated offering expenses. The purchase price for each Unit was $5.25. Each warrant has an exercise price of $7.70 per share, is exercisable immediately after issuance and will expire five years from the date of issuance. Each warrant may be exercised using a cashless exercise procedure in the holder’s sole discretion and includes provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits, and similar events.

On December 14, 2012, we closed a public offering in which it sold 2,366,000 shares of our Class A common stock for aggregate gross proceeds of $11,830,000, before deducting placement agent fees and other offering expenses of $963,000.  The purchase price was $5.00 per share.

As of December 31, 2012, we had available cash and cash equivalents balance of approximately $24.6 million. Additional near-term sources of cash include $0.5 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the NIH) to support iSONEP-related trials, and $1.2 million remaining on the $3 million grant from NIH to support ASONEP clinical trials. As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require approximately $32 million from the beginning of 2013 through the end of 2014.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab.

We believe our cash and cash equivalents on hand as of December 31, 2012, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through 2014. However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.7 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future. In the event that the NIH is unable to fund all, or a portion, of our existing awards, we believe that we would still have sufficient resources to fund our ongoing research and development activities through the third quarter of 2014.

In addition, we may receive additional funding to support our operations beyond 2014 under the Pfizer Agreement if Pfizer elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, but does so after 2014, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2014.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2012 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 15, 2013

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$24,621,083	$14,410,630
Accounts receivable	233,794	1,334,583
Prepaid expenses and other current assets	307,907	331,828
Total current assets	25,162,784	16,077,041

Equipment and leasehold improvements, net	253,595	176,067
Patents, net	1,689,804	1,610,752
Deposits and other assets	77,350	79,350

Total assets	$27,183,533	$17,943,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,027,872	$2,215,152
Accrued expenses	2,168,382	1,768,786
Deferred contract revenue, current portion	5,419,623	6,081,934
Deferred rent, short-term portion	14,555	5,378
Total current liabilities	8,630,432	10,071,250

Deferred rent, long-term portion	93,381	107,936
Deferred contract revenue, long-term portion	415,000	3,535,000
Warrants	3,100,000	3,600,000
Total liabilities	12,238,813	17,314,186

Stockholders’ Equity:
Common stock - $.001 par value; 28,571,429 shares authorized; 13,099,319 and 8,657,474 issued and outstanding at December 31, 2012 and 2011, respectively	13,099	8,659
Additional paid-in capital	57,845,088	40,781,458
Accumulated deficit	(42,913,467)	(40,161,093)
Total stockholders’ equity	14,944,720	629,024

Total liabilities and stockholders’ equity	$27,183,533	$17,943,210

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2012	2011

Revenues:
Grant and royalty revenue	$989,591	$1,617,980
Research and development revenue under collaborative agreements	5,698,562	7,768,883
Total revenues	6,688,153	9,386,863

Expenses:
Research and development	8,158,632	9,726,794
General and administrative	4,091,233	3,370,105
Total expenses	12,249,865	13,096,899

Loss from operations	(5,561,712)	(3,710,036)

Other expense, net	(90,662)	(4,091)
Change in fair value of warrants	2,900,000	600,000
Total other expense	2,809,338	595,909

Net loss	$(2,752,374)	$(3,114,127)

Basic and diluted loss per share	$(0.26)	$(0.35)

Weighted-average shares outstanding used in the calculation	10,736,919	8,996,235

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2011	8,621,159	$8,621	$40,045,647	$(37,046,966)	$3,007,302
Stock options exercised	11,678	12	29,871	—	29,883
Warrants exercised	20,427	20	4,187	—	4,207
Stock-based compensation	5,652	6	701,753	—	701,759
Net loss	—	—	—	(3,114,127)	(3,114,127)

Balance, December 31, 2011	8,658,916	8,659	40,781,458	(40,161,093)	629,024
Common stock and warrants issued for cash, net of issuance costs	4,131,524	4,132	15,574,681	—	15,578,813
Stock options exercised	3,431	3	1,438	—	1,441
Warrants exercised	173,277	173	1,172,301	—	1,172,474
Stock-based compensation	132,171	132	315,210	—	315,342
Net loss	—	—	—	(2,752,374)	(2,752,374)

Balance, December 31, 2012	13,099,319	$13,099	$57,845,088	$(42,913,467)	$14,944,720

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(2,752,374)	$(3,114,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	600,110	701,759
Change in fair value of warrants	(2,900,000)	(600,000)
Depreciation and amortization	187,501	141,993
Deferred rent expense	(5,378)	113,314
Changes in operating assets and liabilities:
Accounts receivable	1,100,789	14,055,694
Prepaid expenses and other current assets	23,921	(165,146)
Accounts payable and accrued expenses	(839,606)	1,227,571
Deferred contract revenue	(3,782,311)	(4,258,066)
Other	54,147	(40,909)
Net cash (used in) provided by operating activities	(8,313,201)	8,062,083

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(154,751)	(134,248)
Patent expenditures	(189,555)	(354,801)
Net cash (used in) investing activities	(344,306)	(489,049)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	19,078,813	—
Proceeds from options and warrants exercised	73,915	34,090
Payment for restricted stock tax liability on net settlement	(284,768)	—
Net cash provided by financing activities	18,867,960	34,090

Net increase in cash and cash equivalents	10,210,453	7,607,124

Cash and cash equivalents at beginning of period	14,410,630	6,803,506
Cash and cash equivalents at end of period	$24,621,083	$14,410,630

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(2,900,000)	$(600,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

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

Reverse Stock Split

On October 3, 2012, the Board of Directors approved a 1-for-7 reverse split of the company’s issued and outstanding Class A common stock and a corresponding decrease in the number of authorized shares of common stock.  The reverse split was effective on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per-share amounts contained in the company’s consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to a significant concentration of credit risk consist of cash and cash equivalents. The company maintains its cash balances with one major commercial bank in non-interest bearing accounts.  Accounts at FDIC-insured institutions are insured by the FDIC up to $250,000.

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

Long-lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $82,551 and $54,203 in 2012 and 2011, respectively.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent. Lease incentives, including tenant improvement allowances, are also recorded as deferred rent and amortized on a straight-line basis over the lease term.

Stock-based Compensation Expense

Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Compensation issued to non-employees is remeasured quarterly and income or expense is recognized during their vesting terms.

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

When the company receives reimbursement for research costs under collaborative agreements, such reimbursements are recognized as revenue as the underlying costs are incurred.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue, as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

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

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $90,716 and $61,632 in 2012 and 2011, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2012 and 2011.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2012 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2012 and 2011, Lpath had no reportable differences between net loss and comprehensive loss.

Per Share Data

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common dilutive equivalent shares, such as stock options, restricted stock units, restricted stock awards, warrants, and convertible securities outstanding during the period.

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Years Ended
	December 31,
	2012	2011
Stock options	368,036	374,621
Warrants	1,269,017	1,998,229
Restricted stock units	417,196	517,711
Total	2,054,249	2,890,561

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The company adopted ASU 2011-04 with no impact to its financial position and results of operations.

Reclassifications

Certain amounts in the prior year consolidated balance sheet have been updated to conform with current year presentation with no impact to stockholders’ equity.

Note 2—RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, Lpath entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.  As a result of a clinical hold and the requirement to manufacture new drug substance during 2012, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, the Company and Pfizer amended the agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  The parties modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial.  In addition, the Company can elect to conduct the PEDigree trial at any time at its cost.  Under the terms of the amended agreement, the parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

Under the terms of the agreement, as amended, Pfizer provided Lpath with an up-front option payment of $14 million and agreed to  share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial. Pfizer paid the up-front payment in January 2011. Following completion of the Nexus study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, as amended, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP’s efficacy and safety in cancer patients.The company recognized revenue under the Pfizer agreement as follows:

	Years Ended
	December 31,
	2012	2011
Cost reimbursements	$1,916,250	$2,835,817
Amortization of development fees	3,782,312	4,258,066
	$5,698,562	$7,093,883

In connection with the termination of the License Agreement dated October 28, 2008 by and between the company and Merck KGaA, the company has received payment from Merck KGaA in 2011 in the amount of $675,000 to discharge certain payment obligations that survived termination of the License Agreement.

Note 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2012	2011
Equipment and leasehold improvements:
Office furniture and fixtures	$16,177	$37,120
Laboratory equipment	504,807	437,525
Computer equipment and software	147,591	158,204
Leasehold improvements	24,902	24,902
	693,477	657,751
Accumulated depreciation	(439,882)	(481,684)
Equipment, net	$253,595	$176,067
Patents:
Patents	$1,822,906	$1,715,902
Accumulated amortization	(133,102)	(105,150)
Patents, net	$1,689,804	$1,610,752

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

Recurring Fair Value Estimates

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because they have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at December 31, 2012 were as follows:

	Fair Value as of December 31, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring August 2013	$100,000	$100,000
Warrants expiring March 2017	3,000,000	3,000,000
	$3,100,000	$3,100,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2011	$4,200,000
Change in fair value of warrants	(600,000)
Warrant liability as of December 31, 2011	3,600,000
Exercise of warrants	(1,100,000)
Issuance of warrants	3,500,000
Expiration of warrants	(1,400,000)
Change in fair value of warrants	(1,500,000)
Warrant liability as of December 31, 2012	$3,100,000

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

Note 5—RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC (“Lonza”) entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $488,000 at December 31, 2012) may accrue when Lpath utilizes the Lonza technology in the manufacture of drug substance to be used in clinical trials. The License Agreement further provides that payment of this license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials. As of December 31, 2012, the company has accrued license fees totaling £900,000 ($1,463,000). Such fees, included in our balance sheet with accrued expenses, were paid to Lonza in January 2013.  Under the terms of the Research Evaluation Agreement, a license fee is due annually. The company paid Lonza annual license fees totaling approximately $57,000 and $58,000 during 2012 and 2011, respectively, related to the Research Evaluation Agreement.

In August 2006, Lpath and Laureate Pharma, Inc. (“Laureate”) entered into a Development and Manufacturing Services Agreement for the development, manufacture, and storage of Lpath’s Sonepcizumab monoclonal antibody for use in clinical trials. The company paid Laureate approximately $884,000 and $2,166,000 during 2012 and 2011, respectively, related to this agreement.  The Laureate agreement terminated in accordance with its terms on December 31, 2012.  Laureate is our single manufacturer for ASONEP and iSONEP and may not be replaced without significant effort and delay in production.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2012 and no amounts were paid to AERES during 2011. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Note 6—OBLIGATIONS UNDER REGISTRATION RIGHTS AGREEMENTS

The company entered into a Registration Rights Agreement (the “2008 Registration Rights Agreement”) with the investors participating in a private placement in 2008.  The company met its initial obligations under the 2008 Registration Rights Agreements when Registration Statements the company filed to register with the Securities and Exchange Commission (the “SEC”) the Class A common stock issued in the respective private placements, together with the Class A common stock to be issued upon exercise of the warrants (the “2008 Registration Statement”) was declared effective by the SEC in 2008.  The 2008 Registration Rights Agreement also provides that if the Registration Statement ceases to remain continuously effective for more than 30 consecutive days, or more than an aggregate of 60 calendar days during any 12-month period, the company may be required to make cash payments, as partial liquidated damages, to each investor in the respective private placement in an amount equal to 1.25% of the aggregate amount invested by such investor for each 30-day period, or any portion of a 30-day period. The 2008 Registration Rights Agreements also provides that the maximum aggregate liquidated damages payable by the company shall be 8.75% of the aggregate amount invested. The company’s obligation to maintain the effectiveness of the 2008 Registration Statement will continue until all of the shares issued in this private placement have been sold, or the date on which these shares may be sold pursuant to Rule 144(k).

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

Based on the company’s experience since filing its first registration statement in 2006, the company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the 2008 Registration Rights Agreement or the 2010 Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation.

Note 7—STOCKHOLDERS’ EQUITY

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

On December 14, 2012, Lpath closed a public offering in which it sold 2,366,000 shares of the company’s Class A common stock for aggregate gross proceeds of $11,830,000, before deducting placement agent fees and other offering expenses of $963,000.  The purchase price was $5.00 per share.

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2012 and 2011, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (the “Plan”). There are 1,484,364 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2012, a total of 276,308 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2012	2011
Stock-based compensation expense by type of award:
Stock options	$—	$3,457
Restricted stock units	600,110	698,302
Total stock-based compensation expense	$600,110	$701,759
Effect of stock-based compensation expense on income by line item:
Research and development	$180,217	$224,167
General and administrative	419,893	477,592
Total stock-based compensation expense	$600,110	$701,759

Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2012 and 2011.

Stock Options

No stock options were granted in 2012 or 2011.

As of December 31, 2012, there was no unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan.

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

A summary of the stock option activity under the plan as of December 31, 2012 and 2011, and changes during the years then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	404,720	$3.85
Granted	—	—
Exercised	(11,679)	2.56
Expired	(10,715)	7.91
Forfeited	(7,679)	8.75
Outstanding at December 31, 2011	374,647	3.86
Granted	—	—
Exercised	(3,431)	0.42
Expired	(3,180)	9.91
Forfeited	—	—
Outstanding at December 31, 2012	368,036	3.86	2.76	$750,406
Vested and exercisable at December 31, 2012	368,036	$3.867	2.76	$750,406

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2012 of $5.05 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2012, the company had 215,338 stock options outstanding with strike prices below the company’s market price of $5.05 on that date, of which all were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $21,000 and $62,000, respectively. Cash received from option exercises during the years ended December 31, 2012 and 2011 was $1,000 and $30,000, respectively. Upon stock option exercises the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2012, there was $801,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Plan. The company expects to recognize that expense over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock units activity of the company during 2012 and 2011:

	Total Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding January 1, 2011	386,522	$8.05
Granted	142,661	7.84
Shares issued	(5,894)	8.82
Forfeited	(5,539)	7.70
Outstanding December 31, 2011	517,750	10.31
Granted	98,005	5.39
Shares issued	(177,981)	15.59
Forfeited	(20,578)	6.40
Outstanding December 31, 2012	417,196	$7.10

Warrants

The provisions FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging.” (“ASC 815”) can affect the accounting for warrants that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new warrants or convertible instruments that have a lower exercise price. The company evaluated whether warrants to acquire stock of the company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The company determined that the following warrants contained such provisions, and therefore, pursuant to the applicable criteria, they were not indexed to the company’s own stock:

Warrant Expiration Dates	Number of Shares	Exercise Price per Share
August 2013	330,775	$7.33
March 2017	29,750	$5.25
March 2017	882,776	$7.70

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. There is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the balance sheet.

The following table summarizes Lpath warrants outstanding as of December 31, 2012:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
February 28, 2013	7,143	$14.00
August 12, 2013	315,149	$7.33
August 15, 2013	13,465	$7.33
August 18, 2013	2,161	$7.33
March 27, 2014	7,143	$7.00
June 24, 2014	5,715	$5.60
December 10, 2015	5,715	$5.60
March 9, 2017	29,750	$5.25
March 9, 2017	882,776	$7.70
Total:	1,269,017
Weighted average:		$7.56

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2012, 562,963 warrants were exercised. During 2011, 99,928 warrants were exercised.  In February 2013, 7,143 warrants expired.

Note 8—INCOME TAXES

As of December 31, 2012, Lpath had federal and California net operating loss (“NOL”) carryforwards of approximately $42 million and $37 million, respectively, that will expire beginning in 2013 and continue expiring through 2032. Portions of these NOL carryforwards may be used to offset future taxable income, if any. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state.

As of December 31, 2012, Lpath also has federal and California research and development tax credit carryforwards of $1,067,000 and $618,000, respectively, available to offset future taxes. The federal credits begin expiring in 2018, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Federal and state net operating loss carryforwards	$17,665,000	$17,202,000
Research and development credit carryforwards	1,685,000	1,474,000
Stock-based compensation	1,846,000	2,731,000
Deferred contract revenue	2,743,000	292,000
Other, net	—	26,000
	23,939,000	21,725,000
Deferred tax liabilities:
State taxes	(1,702,000)	(1,525,000)
Patent costs	(724,000)	(690,000)
Other, net	(22,000)	—
	(2,448,000)	(2,215,000)
Total deferred tax assets	21,491,000	19,510,000
Valuation allowance	(21,491,000)	(19,510,000)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2012 and 2011. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2012	2011
Federal tax benefit at statutory rate	$936,000	$1,059,000
State tax benefit, net	244,000	213,000
Change in fair value of warrants	986,000	204,000
Research and development credits	211,000	—
Employee stock-based compensation	(493,000)	(15,000)
Other permanent differences	97,000	(139,000)
Decrease in valuation allowance	(1,981,000)	(1,322,000)
Provision for income taxes	$—	$—

Note 9—OPERATING LEASE

On May 31, 2011, Lpath entered into a lease agreement (the “Lease”) with Sorrento Science Park, LLC for an 11,960 square foot laboratory and office facility in San Diego, California. The Lease commenced in July 2011, and this facility now houses all of the Company’s research, development, and administrative staff. The Company vacated its former facility in July 2011.

The Lease has an initial term of 64 months. Monthly lease payments will be $25,116, with annual escalations of 3%. The Lease grants the Company the right to extend the lease for an additional five-year term.

Future minimum payments and sublease income under the company’s non-cancelable operating lease are set forth in the following table:

Years ending December 31,	Lease Obligation	Sublease Income	Net Lease Obligation
2013	$315,090	$11,652	$303,438
2014	324,543	11,652	312,891
2015	334,279	11,652	322,627
2016	286,075	9,710	276,365
Total future minimum lease commitments	$1,259,987	$44,666	$1,215,321

Lpath’s rent expense totaled $339,000 and $300,000 for the years ended December 31, 2012 and 2011, respectively. Lpath’s sublease income amounted to $12,000 and $13,000 for the years ended December 31, 2012 and 2011, respectively.

Note 10—RELATED-PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by two individuals who are among Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s sublease income amounted to $12,000 and $13,000 for the years ended December 31, 2012 and 2011, respectively.

Lpath invoiced WSIC $34,600 and $86,400 for investment oversight expenses in 2012 and 2011, respectively. During 2012 and 2011, WSIC billed Lpath $83,400 and $53,800, respectively, for administrative expenses.

As of December 31, 2012, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $13,700 for services provided to Lpath. As of December 31, 2011, WSIC owed Lpath $20,200 for facility expenses and investment oversight services and Lpath owed WSIC $13,600 for services provided to Lpath.

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

Our management, under the supervision of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

(3)  Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, “Executive Officers of Lpath.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

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

3.1	Composite Articles of Incorporation (filed as Exhibit 3.1 to Form 8-A filed with the SEC on October 18, 2012 and incorporated herein by reference).

3.2

Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference).

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

4.8

Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.9	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

10.1

Lease dated May 31, 2011 between Sorrento Science Park, LLC and Lpath, Inc. for 4025 Sorrento Valley Blvd. San Diego, California 92121 (filed as an exhibit to the Current Report on the Current Report on Form 8-K filed with the SEC on June 3, 2011 and incorporated herein by reference).

10.2

Research Agreement dated January 28, 2004 between Medlyte, Inc. and San Diego State University, together with Amendments No. 1 and No. 2 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

10.3

Assignment Agreement dated June 9, 2005 between Lpath Therapeutics Inc. and LPL Technologies, Inc. (filed as an exhibit to the Current Report on the Current Report on Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference).

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

10.7

Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.8

Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.9

Form of Consultant Agreement between Lpath, Inc. and Roger Sabbadini, Ph.D. dated as of June 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2012 and incorporated herein by reference).+

10.10

Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

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

10.14

Securities Purchase Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.17 to the registration statement on Form S-1 filed with the SEC on September 11, 2008 and incorporated herein by reference).

10.15

Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the registration statement on Form S-1 filed with the SEC on September 11, 2008 and incorporated herein by reference).

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

10.20	Form of Placement Agent Agreement. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

10.21	Form of Subscription Agreement for U.S. investors. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

10.22

Financial Advisor Agreement, dated as of December 30, 2011 by and between Lpath, Inc. and Griffin Securities, Inc. (filed as an exhibit to the registration statement on Form S-1/A filed with the SEC on February 10, 2012 and incorporated herein by reference.)

10.23	Form of Indemnification Agreement for directors and officers. ((filed as an exhibit to Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference.)

10.24†	Amendment to Option, License and Development Agreement, dated December 5, 2012, by and between Lpath, Inc. and Pfizer Inc.

21.1

List of Subsidiaries of Registrant (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

23.1	Consent of Moss Adams LLP.

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.

101.INS# XBRL	Instance Document

101.SCH# XBRL	Taxonomy Extension Schema Document

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document

+                                         Management contract or compensation plan or arrangement

†              Confidential Treatment Requested

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

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 15, 2013 by the undersigned thereto.

LPATH, INC.

/s/ SCOTT R. PANCOAST
Scott R. Pancoast,
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott R. Pancoast and Gary J. G. Atkinson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

Signature	Title	Date

/s/ SCOTT R. PANCOAST	President, Chief Executive Officer, and Director	March 15, 2013
Scott R. Pancoast	(Principal Executive Officer)

/s/ GARY J. G. ATKINSON	Senior Vice President and Chief Financial Officer	March 15, 2013
Gary J. G. Atkinson	(Principal Financial and Accounting Officer)

/s/ CHARLES A. MATHEWS	Director	March 15, 2013
Charles A. Mathews

/s/ DONALD R. SWORTWOOD	Director	March 15, 2013
Donald R. Swortwood

/s/ DANIEL L. KISNER, M.D.	Director	March 15, 2013
Daniel L. Kisner, M.D.

/s/ JEFFREY FERRELL	Director	March 15, 2013
Jeffrey Ferrell

/s/ DANIEL PETREE	Director	March 15, 2013
Daniel Petree