Form 10-Q
period 2013-03-31
LPATH, INC
filed 2013-05-07
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of issuer’s outstanding Class A common stock as of May 3, 2013 was 13,128,250.

LPATH, INC.

FORM 10-Q

March 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 15, 2013. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$20,538,358	$24,621,083
Accounts receivable	228,060	233,794
Prepaid expenses and other current assets	217,099	307,907
Total current assets	20,983,517	25,162,784

Equipment and leasehold improvements, net	244,216	253,595
Patents, net	1,742,171	1,689,804
Deposits and other assets	77,350	77,350

Total assets	$23,047,254	$27,183,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$835,980	$1,027,872
Accrued expenses	388,320	2,168,382
Deferred contract revenue, current portion	4,739,033	5,419,623
Deferred rent, short-term portion	16,883	14,555
Total current liabilities	5,980,216	8,630,432

Deferred rent, long-term portion	88,578	93,381
Deferred contract revenue, long-term portion	208,000	415,000
Warrants	2,900,000	3,100,000
Total liabilities	9,176,794	12,238,813

Stockholders’ Equity:
Common stock - $.001 par value; 28,571,429 shares authorized; 13,128,250 and 13,099,319 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	13,128	13,099
Additional paid-in capital	58,020,506	57,845,088
Accumulated deficit	(44,163,174)	(42,913,467)
Total stockholders’ equity	13,870,460	14,944,720

Total liabilities and stockholders’ equity	$23,047,254	$27,183,533

 See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Grant and royalty revenue	$224,220	$180,825
Research and development revenue under collaborative agreements	887,590	2,577,078
Total revenues	1,111,810	2,757,903

Expenses:
Research and development	1,584,684	3,101,516
General and administrative	1,003,855	881,886
Total expenses	2,588,539	3,983,402

Loss from operations	(1,476,729)	(1,225,499)

Other income (expense), net	27,022	(28,572)
Change in fair value of warrants	200,000	1,900,000
Total other income, net	227,022	1,871,428

Net income (loss)	$(1,249,707)	$645,929

Earnings (loss) per share
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.07

Weighted-average shares outstanding used in the calculations
Basic	13,401,821	9,558,876
Diluted	13,401,821	9,748,539

 See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,249,707)	$645,929
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	193,886	108,024
Change in fair value of warrants	(200,000)	(1,900,000)
Depreciation and amortization	42,034	21,533
Changes in operating assets and liabilities:
Accounts receivable	5,734	(2,062,345)
Prepaid expenses and other current assets	90,808	143,107
Accounts payable and accrued expenses	(1,964,821)	(1,092,057)
Deferred contract revenue	(887,590)	(677,046)
Other	(29,497)	42,834
Net cash used in operating activities	(3,999,153)	(4,770,021)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(11,050)	(19,160)
Patent expenditures	(73,972)	(47,082)
Net cash used in investing activities	(85,022)	(66,242)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	8,211,946
Proceeds from options and warrants exercised	1,450	—
Net cash provided by financing activities	1,450	8,211,946

Net (decrease) increase in cash and cash equivalents	(4,082,725)	3,375,683

Cash and cash equivalents at beginning of period	24,621,083	14,410,630
Cash and cash equivalents at end of period	$20,538,358	$17,786,313

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(200,000)	$(1,900,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2012 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Following completion of the clinical trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million.  In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer.

The company recognized revenue under the Pfizer Agreement as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost reimbursements	$—	$1,900,032
Amortization of development fees	887,590	677,046
	$887,590	$2,577,078

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended
	March 31,
	2013	2012

Research and development	$40,410	$24,086
General and administrative	153,476	83,938

Total share-based compensation expense	$193,886	$108,024

As of March 31, 2013, there was a total of $1.4 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.8 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2013 and 2012.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because they have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at March 31, 2013 were as follows:

	Fair Value as of March 31, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring August 2013	$50,000	$50,000
Warrants expiring March 2017	2,850,000	2,850,000
	$2,900,000	$2,900,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2013	$3,100,000
Change in fair value of warrants	(200,000)

Warrant liability as of March 31, 2013	$2,900,000

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

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the three months ended March 31, 2013, 7,143 warrants expired.  As of March 31, 2103, there were 1,261,784 warrants outstanding with a weighted-average exercise price of $7.52 per share expiring through March 2017.

Note 5 — EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(1,249,707)	$645,929

Weighted average number of shares used in basic earnings (loss) per share	13,401,821	9,558,876

Additional dilutive shares from the assumed exercise of outstanding:
Options	—	165,414
Restricted stock units	—	18,415
Warrants	—	5,835
Weighted average number of shares used in diluted earnings (loss) per share	13,401,821	9,748,540

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Three Months Ended
	March 31,
	2013	2012
Stock options	364,463	93,000
Warrants	1,261,874	2,430,316
Restricted stock units	545,552	—
Total	2,171,889	2,523,316

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in our 2012 Annual Report on Form 10-K.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one in pre-clinical evaluation.

In December 2010, we entered into an agreement providing Pfizer Inc. (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP (the “Pfizer Agreement”).  iSONEP is the ocular formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). As described in our 2012 Annual Report, we are currently conducting a Phase 2a clinical trial with Pfizer (the “Nexus trial”) to test iSONEP™ as a treatment for wet-AMD.

The company expects to complete dosing the last Nexus trial patient during the first half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in our 2012 Annual Report “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

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

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with Beth Israel Deaconess Medical Center and other collaborators at academic medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma.  That clinical trial is currently open for enrollment.

As part of the Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP which period ends when the iSONEP Nexus clinical trial is completed.

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

Lpath has incurred significant net losses since its inception. As of December 31, 2012, we had an accumulated deficit of approximately $42.9 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $31 million from March 31, 2013 through the end of 2014. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations

On October 3, 2012, the Board of Directors approved a 1-for-7 reverse split of the company’s issued and outstanding Class A common stock and a corresponding decrease in the number of authorized shares of common stock.  The reverse split was effective on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per-share amounts contained in the company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended March 31, 2103 were $224,000 compared to $181,000 for the quarter ended March 31, 2012. The increase of $43,000 in 2013 was due to increased reimbursable costs incurred as our Phase 2 clinical trials resumed after having been suspended in early 2012.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost reimbursements	$—	$1,900,032
Amortization of development fees	887,590	677,046
	$887,590	$2,577,078

At the end of the second quarter of 2012, we reached the point in the contract where Lpath became responsible for funding the next $6,000,000 of iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During this period, deferred revenue is recognized as we fund the ongoing development on a dollar-for-dollar basis.  The increase in amortization of deferred revenues in 2013 is due to the resumption of our Phase 2 clinical trials.

Research and Development Expenses.  Research and development expenses decreased to $1,585,000 for the first quarter of 2013 from $3,102,000 for the first quarter of 2012, a decrease of $1,517,000.  The decrease from 2012 was driven by the 2012 costs associated with remanufacturing the drug substance used in our clinical trials.

General and Administrative Expenses. General and administrative expenses were $1,004,000 for the quarter ended March 31, 2013 compared to $882,000 for the same period in 2012, an increase of $122,000.  This increase is principally attributable to an increase of $70,000 in stock compensation expense in the first quarter of 2013 and the annual NASDAQ listing fee of $32,000.   Because we did not become listed on the NASDAQ Capital Market until October 2012, no similar fee was incurred in the first quarter of 2012.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $200,000 net change in fair value of the warrants credited to the results of operations, recognized during the three months ended March 31, 2013, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of March 31, 2013, Lpath had cash and cash equivalents totaling $20.5 million.  Additional near-term sources of cash include $0.3 million remaining on the $3 million BRDG-SPAN grant from the National Eye Institute (part of the NIH) to support iSONEP-related trials, and $1.1 million remaining on the $3 million grant from NIH to support ASONEP clinical trials. As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, would require approximately $31 million from March 31, 2013 through the end of 2014.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab.

We believe our cash on hand as of March 31, 2013, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through 2014. However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.4 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future. In the event that the NIH is unable to fund all, or a portion, of our existing awards, we believe that we would still have sufficient resources to fund our ongoing research and development activities through the third quarter of 2014.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 15, 2013. The risks and uncertainties described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

4.3	Form of Common Stock Purchase Warrant for Investors in the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.4	Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.5	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

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

Lpath, Inc.

Date: May 7, 2013	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)