Form 10-Q
period 2013-06-30
LPATH, INC
filed 2013-08-14
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of issuer’s outstanding Class A common stock as of August 9, 2013 was 13,146,626.

LPATH, INC.

FORM 10-Q

June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$17,505,717	$24,621,083
Accounts receivable	382,284	233,794
Prepaid expenses and other current assets	194,528	307,907
Total current assets	18,082,529	25,162,784

Equipment and leasehold improvements, net	249,107	253,595
Patents, net	1,788,543	1,689,804
Deposits and other assets	82,298	77,350

Total assets	$20,202,477	$27,183,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,026,198	$1,027,872
Accrued expenses	725,114	2,168,382
Deferred contract revenue, current portion	3,343,607	5,419,623
Deferred rent, short-term portion	19,212	14,555
Total current liabilities	5,114,131	8,630,432

Deferred rent, long-term portion	83,775	93,381
Deferred contract revenue, long-term portion	—	415,000
Warrants	2,350,000	3,100,000
Total liabilities	7,547,906	12,238,813

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 13,146,626 and 13,099,319 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,147	13,099
Additional paid-in capital	58,186,366	57,845,088
Accumulated deficit	(45,544,942)	(42,913,467)
Total stockholders’ equity	12,654,571	14,944,720

Total liabilities and stockholders’ equity	$20,202,477	$27,183,533

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three months Ended June 30,
	2013	2012	2013	2012

Revenues:
Grant and royalty revenue	$577,295	$400,620	$353,075	$219,795
Research and development revenue under collaborative agreements	2,551,111	3,683,113	1,663,521	1,106,035
Total revenues	3,128,406	4,083,733	2,016,596	1,325,830

Expenses:
Research and development	4,424,161	4,634,390	2,839,477	1,532,874
General and administrative	2,112,742	1,754,750	1,108,887	872,864
Total expenses	6,536,903	6,389,140	3,948,364	2,405,738

Loss from operations	(3,408,497)	(2,305,407)	(1,931,768)	(1,079,908)

Other income (expense), net	27,022	4,687	—	33,259
Change in fair value of warrants	750,000	2,300,000	550,000	400,000
Total other income, net	777,022	2,304,687	550,000	433,259

Net loss	$(2,631,475)	$(720)	$(1,381,768)	$(646,649)

Basic and diluted net loss per share	$(0.20)	$(0.00)	$(0.10)	$(0.06)

Weighted-average shares outstanding used in the calculation	13,410,696	10,269,884	13,419,512	10,980,893

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

	2013	2012
Cash flows from operating activities:
Net loss	$(2,631,475)	$(720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	402,759	257,730
Change in fair value of warrants	(750,000)	(2,300,000)
Depreciation and amortization	129,047	47,182
Changes in operating assets and liabilities:
Accounts receivable	(148,490)	692,057
Prepaid expenses and other current assets	113,379	202,563
Accounts payable and accrued expenses	(1,437,809)	(1,322,988)
Deferred contract revenue	(2,491,016)	(1,766,863)
Other	(36,919)	11,589
Net cash used in operating activities	(6,850,524)	(4,179,450)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(37,734)	(91,740)
Patent expenditures	(185,564)	(107,663)
Net cash used in investing activities	(223,298)	(199,403)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	8,211,946
Proceeds from options and warrants exercised	3,289	—
Payment for restricted stock tax liability on net settlement	(44,833)
Net cash (used in) provided by financing activities	(41,544)	8,211,946

Net (decrease) increase in cash and cash equivalents	(7,115,366)	3,833,093

Cash and cash equivalents at beginning of period	24,621,083	14,410,630
Cash and cash equivalents at end of period	$17,505,717	$18,243,723

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(750,000)	$(2,300,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, Lpath entered into an agreement providing Pfizer Inc. (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP™ (the “Pfizer Agreement”), Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

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

The company recognized revenue under the Pfizer Agreement as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost reimbursements	$—	$1,916,250	$—	$16,218
Amortization of license and development fees	2,491,015	1,766,863	1,603,425	1,089,817
	$2,491,015	$3,683,113	$1,603,425	$1,106,035

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Research and development	$122,849	$66,111	$82,439	$42,025
General and administrative	279,910	191,619	126,434	107,681
Total share-based compensation expense	$402,759	$257,730	$208,873	$149,706

As of June 30, 2013, there was a total of $2.3 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.2 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended June 30, 2013 and 2012.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The following table includes warrants classified as liabilities either because they have “down-round” protection or due to cash settlement provisions.  The company’s recurring fair value measurements at June 30, 2013 were as follows:

	Fair Value as of June 30, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring August 2013	$—	$—
Warrants expiring March 2017	2,350,000	2,350,000
	$2,350,000	$2,350,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2013	$3,100,000
Change in fair value of warrants	(750,000)

Warrant liability as of June 30, 2013	$2,350,000

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

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the six months ended June 30, 2013, 7,143 warrants expired.  As of June 30, 2013, there were 1,261,874 warrants outstanding with a weighted-average exercise price of $7.52 per share expiring through March 2017.

Note 5 — EARNINGS PER SHARE

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Six and Three Months Ended
	June 30,
	2013	2012
Stock options	362,469	373,764
Warrants	1,261,874	1,841,643
Restricted stock units	713,989	589,044
Total	2,338,332	2,804,451

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q and our 2012 Annual Report.

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

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with Beth Israel Deaconess Medical Center and other collaborators at academic medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma.  That clinical trial is currently in progress.

As part of the Pfizer Agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP which period ends when the iSONEP Nexus clinical trial is completed.

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now in the early stages of antibody manufacturing process development following which, we expect to begin Investigational New Drug (“IND”) enabling studies. The target date to begin testing Lpathomab in clinical trials is in early 2015.

Lpath has incurred significant net losses since its inception. As of June 30, 2013, we had an accumulated deficit of approximately $45.5 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $28 million from June 30, 2013 through the end of 2014. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

On October 3, 2012, our Board of Directors approved a 1-for-7 reverse split of the company’s issued and outstanding Class A common stock and a corresponding decrease in the number of authorized shares of common stock.  The reverse split was effective on October 9, 2012.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per-share amounts contained in the company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended June 30, 2013 were $353,000 compared to $220,000 for the quarter ended June 30, 2012. For the first half of 2013, grant and royalty revenues were $577,000 compared to $401,000 for the first half of 2012.  The increase in grant revenues is attributable to increased reimbursable costs incurred as our Phase 2 clinical trials resumed after having been suspended in early 2012.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost reimbursements	$—	$1,916,250	$—	$16,218
Amortization of license and development fees	2,491,015	1,766,863	1,603,425	1,089,817
	$2,491,015	$3,683,113	$1,603,425	$1,106,035

At the end of the second quarter of 2012, we reached the point in the contract where we became responsible for funding the next $6,000,000 of iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During this period, deferred revenue is recognized as we fund the ongoing development on a dollar-for-dollar basis.  The increase in amortization of license and development fees in 2013 is attributable to increased development costs incurred as our Phase 2 clinical trials resumed after having been suspended in early 2012.

Research and Development Expenses.  Research and development expenses increased to $2,839,000 for the second quarter of 2013 from $1,533,000 for the second quarter of 2012, an increase of $1,306,000.  The increase in 2013 was driven by the resumption of our Phase 2 clinical trials in the third quarter of 2012, after having been suspended in early 2012.  Payroll costs increased $99,000 in second quarter of 2013 compared to the same period in 2012 due to increased staffing.

Research and development expenses decreased to $4,424,000 in the first half of 2013 from $4,634,000 in 2012, a decrease of $210,000.  Outside services and lab supplies increased by $978,000 in the first half of 2013.  The increases in development costs in 2013 due to the resumption of our clinical trials were more than offset by cost increases in the first half of 2012 related to remanufacturing the drug substance used in our clinical trials incurred in 2012.  Payroll costs increased $84,000 in second half of 2013 compared to the same period in 2012 due to increased staffing.

General and Administrative Expenses. General and administrative expenses were $1,109,000 for the quarter ended June 30, 2013 compared to $873,000 for the same period in 2012, an increase of $236,000.  General and administrative expenses were $2,113,000 for the six-months ended June 30, 2013 compared to $1,755,000 for the same period in 2012, an increase of $358,000.  The increases in 2013 are attributable principally to increases in stock compensation expense, investor relations and NASDAQ listing costs, and legal fees.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $750,000 net change in fair value of the warrants credited to the results of operations, recognized during the six-months ended June 30, 2013, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations.

Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of June 30, 2013, Lpath had cash and cash equivalents totaling $17.5 million.  Additional near-term sources of cash include funding under the terms of the Pfizer Agreement to support our Nexus clinical trial as well as  $1.1 million remaining on the NIH grants to support our iSONEP and ASONEP programs. As they are currently planned, we estimate that the costs of our ongoing drug discovery and development efforts, including our general and administrative expenses, will require approximately $28 million from June 30, 2013 through the end of 2014.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab through the end of 2014.

We believe our cash on hand as of June 30, 2013, together with amounts to be received pursuant to the Pfizer Agreement and the NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through the third quarter of 2014. However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.1 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future. In the event that the NIH is unable to fund all, or a portion, of our existing awards, we believe that we would still have sufficient resources to fund our ongoing research and development activities through the third quarter of 2014.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the third quarter of 2014.  If Pfizer elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the third quarter of 2014.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP prior to the end of third quarter of 2014 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, collaboration or license agreements, and the proceeds of offerings of our equity and debt securities.   However, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the third quarter of 2014.   Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s 2012 Annual Report.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

We urge you to carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 15, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If any of the risks and uncertainties described in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected.  In addition, other risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

We are in the early stages of drug development, and we may be unable to generate significant revenues and may never become profitable.

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $35.6 million in revenues through June 30, 2013 and, as of June 30, 2013, we had an accumulated deficit of approximately $45.5 million.  We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates.  We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot provide any assurance that Pfizer will not terminate the Pfizer Agreement, or that Pfizer will exercise its option for worldwide commercial rights to iSONEP.  Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities beyond the third quarter of 2014.

As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, will require approximately $28 million from June 30, 2013 through the end of 2014. As of June 30, 2013, we had an available cash balance of approximately $17.5 million. Pursuant to the terms of the Pfizer Agreement, as amended, Pfizer has agreed to share the cost of the planned Phase 2a trials for iSONEP. Additional near-term sources of cash include $1.1 million remaining on NIH grants to support iSONEP and ASONEP clinical trials.  We believe these funds should be sufficient to fund our planned drug discovery and development activities through the third quarter of 2014.  However, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of our existing awards to meet the constraints imposed. Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the remaining $1.1 million in funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future.  In the event that the NIH is unable to fund all, or a portion, of our existing awards, we believe that we would still have sufficient resources to fund our ongoing research and development activities through the third quarter of 2014.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the third quarter of 2014.  If Pfizer elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the third quarter of 2014.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer, that Pfizer will exercise its option to commercialize iSONEP prior to the end of third quarter of 2014 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. We may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the third quarter of 2014.  Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 100,000,000 shares of common stock. As of August 7, 2013, there were an aggregate of 15,484,958 shares of our common stock issued and outstanding on a fully-diluted basis. That total includes 1,624,343 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 1,261,874 shares of common stock that may be issued upon the exercise of outstanding warrants.  That total does not include 943,359 shares of common stock that have been reserved for future issuance under our Amended and Restated 2005 Equity Incentive Plan.  The exercise of outstanding options and/or warrants or the future issuance of equity awards may cause substantial dilution to those who hold shares of common stock prior to such exercises or issuances.

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

We currently are a company with limited resources and we intend to continue to spend most of our resources on research, development and other operational expenses. We are currently classified as a Smaller Reporting Company under Exchange Act regulations. Until we are classified as an Accelerated Filer (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal controls. However, if we were no longer exempt from compliance with certain provisions of the Sarbanes-Oxley Act of 2002, we would incur significant additional costs, which would be material to us and would affect our results of operations. In order to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we may be required to expand disclosures and accelerate our financial reporting requirements. If we are unable to complete the required Section 404(b) assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required (compliance will not be required with respect to our Form 10-K for the year ended December 31, 2013, but could be required with respect to our Form 10-K for the year ended December 31, 2014 depending on the value of our public float as of June 30, 2014), our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In addition, we could be delisted from the NASDAQ Capital Market.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

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

3.1	Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed with the SEC on October 18, 2012).

3.2	Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Lpath, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012).

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2013).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant for Placement Agents of the Units (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference).

4.3	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference).

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

Lpath, Inc.

Date: August 14, 2013	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)