Form 10-Q
period 2013-09-30
LPATH, INC
filed 2013-11-08
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of issuer’s outstanding Class A common stock as of November 7, 2013 was 13,181,914.

LPATH, INC.

FORM 10-Q

September 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 15, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the Securities and Exchange Commission on August 14, 2013.  Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,914,675	$24,621,083
Accounts receivable	622,173	233,794
Prepaid expenses and other current assets	261,000	307,907
Total current assets	15,797,848	25,162,784

Equipment and leasehold improvements, net	226,861	253,595
Patents, net	1,865,007	1,689,804
Deposits and other assets	77,350	77,350

Total assets	$17,967,066	$27,183,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,098,661	$1,027,872
Accrued expenses	818,654	2,168,382
Deferred contract revenue, current portion	1,498,587	5,419,623
Deferred rent, short-term portion	21,610	14,555
Total current liabilities	4,437,512	8,630,432

Deferred rent, long-term portion	76,574	93,381
Deferred contract revenue, long-term portion	—	415,000
Warrants	3,100,000	3,100,000
Total liabilities	7,614,086	12,238,813

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 13,147,784 and 13,099,319 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,148	13,099
Additional paid-in capital	58,414,265	57,845,088
Accumulated deficit	(48,074,433)	(42,913,467)
Total stockholders’ equity	10,352,980	14,944,720

Total liabilities and stockholders’ equity	$17,967,066	$27,183,533

 See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three months Ended September 30,
	2013	2012	2013	2012

Revenues:
Grant and royalty revenue	$1,282,920	$758,710	$705,625	$358,090
Research and development revenue under collaborative agreements	4,396,132	4,743,170	1,845,021	1,060,057
Total revenues	5,679,052	5,501,880	2,550,646	1,418,147

Expenses:
Research and development	7,777,218	6,335,193	3,353,057	1,700,803
General and administrative	3,089,402	2,825,739	976,660	1,070,989
Total expenses	10,866,620	9,160,932	4,329,717	2,771,792

Loss from operations	(5,187,568)	(3,659,052)	(1,779,071)	(1,353,645)

Other income (expense), net	26,602	(43,239)	(420)	(47,926)
Change in fair value of warrants	—	2,600,000	(750,000)	300,000
Total other income (expense), net	26,602	2,556,761	(750,420)	252,074

Net loss	$(5,160,966)	$(1,102,291)	$(2,529,491)	$(1,101,571)

Basic and diluted net loss per share	$(0.38)	$(0.10)	$(0.19)	$(0.10)

Weighted-average shares outstanding used in the calculation	13,416,748	10,516,428	13,428,623	11,004,495

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(5,160,966)	$(1,102,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	630,659	453,551
Change in fair value of warrants	—	(2,600,000)
Depreciation and amortization	161,461	74,994
Changes in operating assets and liabilities:
Accounts receivable	(388,379)	962,050
Prepaid expenses and other current assets	46,907	45,729
Accounts payable and accrued expenses	(271,806)	(1,347,191)
Deferred contract revenue	(4,336,036)	(2,826,920)
Other	(36,774)	42,582
Net cash used in operating activities	(9,354,934)	(6,297,496)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(37,734)	(154,751)
Patent expenditures	(272,196)	(149,888)
Net cash used in investing activities	(309,930)	(304,639)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	8,211,946
Proceeds from options and warrants exercised	3,289	—
Payment for restricted stock tax liability on net settlement	(44,833)	—
Net cash (used in) provided by financing activities	(41,544)	8,211,946

Net (decrease) increase in cash and cash equivalents	(9,706,408)	1,609,811

Cash and cash equivalents at beginning of period	24,621,083	14,410,630
Cash and cash equivalents at end of period	$14,914,675	$16,020,441

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$—	$(2,600,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or the “company”) as of December 31, 2012 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendment is to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, we expect to adopt ASU 2013-11 on January 1, 2014. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 2 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

In 2010, Lpath entered into an agreement providing Pfizer Inc. (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP™ (the “Pfizer Agreement”), Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.  iSONEP is currently being studied by Lpath in a Phase 2 clinical trial as both monotherapy and adjunctive therapy in wet-AMD patients.

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

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer is currently seeking to divest certain ophthalmology research and development assets, including Pfizer’s exclusive option under the Pfizer Agreement.  Lpath has presented an offer to Pfizer to reacquire these rights, and Lpath believes that a number of third parties may have an interest in acquiring these rights as well. Acquisition of the iSONEP option by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer would either transfer to the third party or remain with Pfizer.

The company recognized revenue under the Pfizer Agreement as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost reimbursements	$—	$1,916,250	$—	$—
Amortization of license and development fees	4,336,036	2,826,920	1,845,021	1,060,057
	$4,336,036	$4,743,170	$1,845,021	$1,060,057

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Research and development	$227,260	$140,840	$104,411	$74,729
General and administrative	403,399	312,711	123,489	121,092

Total share-based compensation expense	$630,659	$453,551	$227,900	$195,821

As of September 30, 2013, there was a total of $1.9 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.0 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended September 30, 2013 and 2012.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The fair value and significant unobservable inputs (level 3) of the March 2012 warrants were $3,100,000 as of September 30, 2013.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2013	$3,100,000
Change in fair value of warrants	—

Warrant liability as of September 30, 2013	$3,100,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the nine months ended September 30, 2013, 337,918 warrants expired.  As of September 30, 2013, there were 931,099 warrants outstanding, classified as both liabilities and equity, with a weighted-average exercise price of $7.59 per share expiring through March 2017.

Note 5 — EARNINGS PER SHARE

Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Nine and Three Months Ended
	September 30,
	2013	2012
Stock options	363,269	373,789
Warrants	931,099	1,841,741
Restricted stock units	712,038	125,615
Total	2,006,406	2,341,145

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

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer is currently seeking to divest certain ophthalmology research and development assets, including Pfizer’s exclusive option under the Pfizer Agreement.  Lpath has presented an offer to Pfizer to reacquire these rights, and Lpath believes that a number of third parties may have an interest in acquiring these rights as well. Acquisition of the iSONEP option by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer would either transfer to the third party or remain with Pfizer. We submitted an offer to reacquire the rights to the iSONEP program because we believe given acceptable terms, such reacquisition represents an opportunity to significantly increase the long-term value of Lpath’s portfolio of drug candidates.

We expect to complete dosing the last Nexus trial patient during the first half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in our 2012 Annual Report “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer (or a third party who may acquire Pfizer’s rights) has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer (or a third party who may acquire Pfizer’s rights) exercises its option, the company will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, the company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with Beth Israel Deaconess Medical Center and other collaborators at academic medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma.  That clinical trial is currently in progress.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or a third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends when the iSONEP Nexus clinical trial is completed.

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now in the early stages of antibody manufacturing process development, following which we expect to begin Investigational New Drug (“IND”) enabling studies. The target date to begin testing Lpathomab in clinical trials is in early 2015.

Lpath has incurred significant net losses since its inception. As of September 30, 2013, we had an accumulated deficit of approximately $48.1 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $24 million from September 30, 2013 through the end of 2014. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. We expect our expenditures to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended September 30, 2013 were $706,000 compared to $358,000 for the quarter ended September 30, 2012, an increase of $348,000.  For the first three quarters of 2013, grant and royalty revenues were $1,283,000 compared to $759,000 for the first three quarters of 2012, an increase of $524,000.  The increase in grant revenues is attributable to increased reimbursable costs incurred in our Phase 2a clinical trial of ASONEP and the commencement of work on a new grant related to the Lpathomab project that we received in third quarter of 2013.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost reimbursements	$—	$1,916,250	$—	$—
Amortization of license and development fees	4,336,036	2,826,920	1,845,021	1,060,057
	$4,336,036	$4,743,170	$1,845,021	$1,060,057

The increase in amortization of license and development fees in 2013 is attributable to increased development costs incurred as our Phase 2 clinical trials resumed after having been suspended for seven months in 2012.  At the end of the second quarter of 2012, we reached the point in the contract where we became responsible for funding the next $6,000,000 of iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During this period, deferred revenue is recognized as we fund the ongoing development on a dollar-for-dollar basis.

Research and Development Expenses.  Research and development expenses increased to $3,353,000 for the third quarter of 2013 from $1,701,000 for the third quarter of 2012, an increase of $1,652,000.  The resumption of our Phase 2 clinical trials in late 2012 caused our clinical trial-related expenses to increase by $1,489,000 in the third quarter of 2013 compared to the third quarter of 2012.  Payroll costs increased $171,000 in third quarter of 2013 compared to the same period in 2012 due to increased staffing.

Research and development expenses increased to $7,777,000 in the first three quarters of 2013 from $6,335,000 in 2012, an increase of $1,442,000.  Clinical trial-related expenses increased by $1,120,000 in the first three quarters of 2013.  The resumption of our Phase 2 clinical trials in late 2012 was the primary driver of this increase.  Compensation expense increased by $255,000 in the first three quarters of 2013 compared to 2012 due to increased staffing.

General and Administrative Expenses. General and administrative expenses were $977,000 for the quarter ended September 30, 2013 compared to $1,071,000 for the same period in 2012; a decrease of $94,000.  General and administrative expenses were $3,089,000 for the nine months ended September 30, 2013 compared to $2,826,000 for the same period in 2012; an increase of $263,000.  The increase in 2013 is attributable principally to increases in stock compensation expense, legal and investor relations expenses, and patent amortization.

Change in Fair Value of Warrants. Various factors are considered in the pricing models we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $750,000 net change in fair value of the warrants charged to the results of operations, recognized during the three months ended September 30, 2013, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations.

Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of September 30, 2013, Lpath had cash and cash equivalents totaling $14.9 million.  Additional near-term sources of cash include our accounts receivable of $622,000 and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.5 million of unexpended funding remaining on NIH grants awarded to the company. As they are currently planned, we estimate that the costs of our ongoing drug discovery and development efforts, including our general and administrative expenses, will require approximately $24 million from September 30, 2013 through the end of 2014.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab, through the end of 2014.

We believe our cash on hand as of September 30, 2013, together with amounts to be received pursuant to the Pfizer Agreement and the NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through the third quarter of 2014.

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

We cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or any third party who may acquire Pfizer’s rights under the Pfizer agreement), that Pfizer (or any third party who may acquire Pfizer’s rights under the Pfizer agreement) will exercise its option to commercialize iSONEP prior to the end of the third quarter of 2014 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

Until we can generate significant cash from operations, we expect to continue to fund our operations with cash resources generated from a combination of NIH grants, collaboration or license agreements, and the proceeds of offerings of our equity and debt securities. However, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the third quarter of 2014. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. In addition, if we are successful in our bid to require Pfizer’s rights under the Pfizer Agreement, our capital requirements will change materially and we will need to raise significant additional funds to support our drug development programs.

In August 2013, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC and JMP Securities LLC to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be “at the market” offerings, including sales made by means of ordinary brokers’ transactions, including directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendment is to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, we expect to adopt ASU 2013-11 on January 1, 2014. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 15, 2013 and in Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2013, which we filed with the SEC on August14, 2013. Except as set forth below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

We may not be successful in maintaining our commercial relationship with Pfizer or any third party who may acquire Pfizer’s rights under the Pfizer Agreement and even if we do maintain our commercial relationships, they may not be successful.

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. In October 2013, we announced that we had received notice from Pfizer that Pfizer is currently seeking to divest certain ophthalmology research and development assets, including Pfizer’s exclusive option under the Pfizer Agreement.  We have presented an offer to Pfizer to reacquire these rights, and we believe that a number of third parties may have an interest in acquiring these rights as well. Acquisition of the iSONEP option by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer would either transfer to the third party or remain with Pfizer.

We cannot assure you that Pfizer (or a third party who may acquire Pfizer’s rights) will not decide to terminate the Pfizer Agreement early, we will not experience further delays in our clinical trials, that Pfizer (or any third party who may acquire Pfizer’s rights) will exercise the option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory and commercial milestones that would entitled us to future payments under the Pfizer Agreement.  We also cannot assure you that we will be successful in our bid to reacquire Pfizer’s rights under the Pfizer Agreement.

Our commercial relationship with Pfizer (or any third party who acquires Pfizer’s rights) and the other collaborations we have entered into, or may enter into in the future, may not be successful due to one or more of the following:

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

• demands by the collaborator to renegotiate the terms of any agreement with the collaborator; or

• changes in the collaborator’s business plans or financial health or other competitive or market reasons.

Further, as a result of our collaborations, we may have less control over the development, clinical testing, marketing and distribution activities performed by our collaborators than if we were performing those functions with our own facilities and employees or based on our own decisions. This lack of direct control could adversely affect the results. For example, our ability to complete the Nexus trial during the first half of 2014 depends in part on Pfizer’s decisions (or the decisions of a third party who may acquire Pfizer’s rights) regarding the clinical trial protocols and the clinical trial process.

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

As another example, to help reduce the costs of the iSONEP trials the Company and Pfizer amended the Pfizer Agreement in December 2012 to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  We cannot assure you that Pfizer (or any third party who may acquire Pfizer’s rights) will not attempt to further renegotiate the terms of our existing Pfizer Agreement.

If we are not successful in maintaining our collaborations, including our relationship with Pfizer, (or any third party who may acquire Pfizer’s rights), we will need to raise significant additional funds to support our drug development programs and our business, prospects, financial condition and results of operations could be materially adversely affected.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities.

As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, will require approximately $24 million from September 30, 2013 through the end of 2014. As of September 30, 2013, we had cash and cash equivalents totaling $14.9 million.  Additional near-term sources of cash include our accounts receivable of $622,000 and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.5 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the third quarter of 2014.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the third quarter of 2014.  If Pfizer (or a third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the third quarter of 2014.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or a third party who may acquire Pfizer’s rights), that Pfizer (or that a third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP prior to the end of third quarter of 2014 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.  In addition, if we are successful in our bid to require Pfizer’s rights under the Pfizer Agreement, our capital requirements will change materially and we will need to raise significant additional funds to support our drug development programs.

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

10.1

At-The-Market Issuance Sales Agreement, dated as of August 15, 2013 by and between MLV & Co. LLC, JMP Securities LLC and Lpath, Inc. (filed as an exhibit to the Registration Statement on Form S-3 filed with the SEC on August 15, 2013 and incorporated herein by reference).

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

Lpath, Inc.

Date: November 8, 2013	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)