Form 10-K
period 2013-12-31
LPATH, INC
filed 2014-03-18
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35706

LPATH, INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	16-1630142 (I.R.S. Employer Identification No.)

4025 Sorrento Valley Blvd., San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $4.40 as reported on the NASDAQ Stock Market on June 30, 2013 is $50,135,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 14, 2014, there were 14,978,095 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

•                  Our ability to satisfy the terms of our agreement with Pfizer Inc. (or any third party who acquires Pfizer’s rights).

•                  The period of time for which our existing cash will enable us to fund our operations.

•                  The amount and timing of our future operating expenses.

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

•                  We may not be successful in maintaining our commercial relationship with Pfizer Inc. (or any third party who acquires Pfizer’s rights).

•                  We may not be able to obtain substantial additional financial resources in order to carry out our planned activities beyond the first quarter of 2015.

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

Pursuant to the terms of the Pfizer Agreement, in September 2011 we began a Phase 1b/2a clinical trial of iSONEP in patients with retinal pigment epithelium detachment (“PED”) (the”PEDigree trial”), a persistent complication in patients with the occult form of wet AMD. In October 2011, we also began a larger Phase 2a clinical trial, to test iSONEP as a treatment for wet-AMD in a broader population of patients, namely, those wet-AMD patients without PED (the “Nexus trial”).

In January 2012, the Food and Drug Administration (FDA) placed the PEDigree and Nexus trials on clinical hold following a determination by the FDA that the fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to us. Thereafter, we manufactured new iSONEP drug substance with an alternate fill-and-finish contractor and resumed dosing patients in the Nexus trial in September 2012.

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials. In December 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties agreed to continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Therefore, Lpath believes that a number of third parties may have an interest in acquiring  Pfizer’s rights. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

As of December 31, 2013, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

As of March 14, 2014, 135 patients have been enrolled in the Nexus trial, with 25 additional patients required to complete enrollment. The Company expects to complete dosing the last Nexus trial patient during the second half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer (or any third party who acquires Pfizer’s rights) has the right to exercise the option for a worldwide license to iSONEP for an undisclosed option fee and, if Pfizer (or any third party who acquires Pfizer’s rights) exercises its option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million. In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

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

Based on ASONEP’s safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted.  In collaboration with Beth Israel Deaconess Medical Center, Lpath has demonstrated efficacy of ASONEP in preclinical models of a form of human kidney cancer called renal cell carcinoma. We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. The protocol for this Phase 2 study specifies that the number of patients in the study will be at least 37, with a maximum of 54.  As of March 14, 2014, 20 patients have been enrolled in the study. We expect that at least 37 patients will complete the study by the end of 2014.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or any third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends when the iSONEP Nexus clinical trial is completed.

Lpathomab

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and traumatic brain injury, and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now engaged in the antibody manufacturing process development activities and expect to complete Investigational New Drug (“IND”) enabling studies in 2014. We plan to file the IND in early 2015, and begin testing Lpathomab in clinical trials thereafter.

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

We have a strong intellectual-property position in the bioactive-lipid area, with 82 issued patents, including 53 foreign patents, and 114 patent applications, including 88 foreign patent applications.  Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date include the UCLA Brain Injury Research Center, the M.D. Anderson Cancer Center, Johns Hopkins University, the Harvard Medical School, the University of Florida College of Medicine, the University of California — San Diego, the French National Centre for Scientific Research, the Center for Eye Research Australia, the University of Melbourne, Australia, the Beth Israel Deaconess Medical Center, the Walter Reed Army Institute for Research, the Medical University of South Carolina, the Virginia Commonwealth University, and the University of Kentucky.

The Emergence of Lipidomics

For many years the drug-development industry has been fundamentally protein-centric, and most drugs on the market (and most drug candidates in clinical trials) target proteins. The recognition among medical researchers that bioactive lipids play key roles in disease is a relatively recent development. “Although the concept of ‘bioactive lipids’ has been decades in the making, it has only started to gain traction in the past 20 years, and promises to occupy centre-stage in cell biology research in the twenty-first century.” (Nature Reviews, February 2008)

In an article published in 2006, the British Journal of Cancer described the emergence of lipidomics in drug discovery:

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

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status
iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	AMD RPE Detachment Other retinal diseases	Phase 2 clinical trial of iSONEP in patients with Wet-AMD.

Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.

ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer—various tumor types	Phase 2 clinical trial of ASONEP in patients with renal cell carcinoma.

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Neuropathic pain Traumatic brain injury Spinal cord injury Fibrosis Cancer	Antibody manufacturing and IND-enabling studies to be completed in 2014, with IND filing in early 2015.

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

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties agreed to continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Therefore, Lpath believes that a number of third parties may have an interest in acquiring Pfizer’s rights. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

As of December 31, 2013, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

As of March 14, 2014, 135 patients have been enrolled in the Nexus trial, with 25 additional patients required to complete enrollment. The Company expects to complete dosing the last Nexus trial patient during the second half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer (or any third party who acquires Pfizer’s rights) has the right to exercise the option for a worldwide license to iSONEP for an undisclosed option fee and, if Pfizer (or any third party who acquires Pfizer’s rights) exercises the option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million.  In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP. The actual time required to complete our clinical trials will depend on a number of factors outside of our direct control, including those discussed in “Risk Factors—We may have delays in completing our clinical trials and we may not complete them all.”

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

ASONEP has demonstrated favorable results in disease models for clinical indications other than cancer. In a preclinical study conducted at Harvard Medical School using ASONEP in an Experimental Autoimmune Encephalomyelitis (EAE) model of Multiple Sclerosis, ASONEP performed favorably compared against FTY720, a Novartis compound that was recently approved by the FDA as a treatment for Multiple Sclerosis.

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

Phase 2 Clinical Trial

Based on ASONEP’s safety profile and the observation of stable disease in several late-stage cancer patients, we believe that further investigation of ASONEP for efficacy in Phase 2 clinical trials is warranted.  In collaboration with Beth Israel Deaconess Medical Center, Lpath has demonstrated efficacy of ASONEP in preclinical models of a form of human kidney cancer called renal cell carcinoma. We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. The protocol for this Phase 2 study specifies that the number of patients in the study will be at least 37, with a maximum of 54.  As of March 14, 2014, 20 patients have been enrolled in the study. The first cohort of 37 patients is expected to be completed in 2014.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or any third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends when the iSONEP Nexus clinical trial is completed.

Lpathomab

Our drug discovery team, using our proprietary ImmuneY2 technology, was the first, we believe, to generate functional mAbs against lysophosphatidic acid (“LPA”). LPA is a key bioactive lipid and has long been recognized in the literature as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has demonstrated that LPA is a significant contributor to neuropathic pain and traumatic brain injury, and plays a key role in pulmonary fibrosis. Because of its potentially significant role in a number of diseases, including pain, fibrosis, and cancer, other companies have tried, unsuccessfully, to create an antibody against LPA.

We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now engaged in the antibody manufacturing process development activities and expect to complete Investigational New Drug (“IND”) enabling studies in 2014. We plan to file the IND in early 2015, and begin testing Lpathomab in clinical trials thereafter.

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

Manufacturing, Development, and Commercialization Strategy

We have outsourced current Good Laboratory Practices (“cGLP”) preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. We outsource manufacturing to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $11.3 million and $8.2 million in fiscal years 2013 and 2012, respectively. In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA’s current Good Manufacturing Practice (cGMP) requirements during the period that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.  Thereafter, we manufactured new iSONEP drug substance and resumed dosing patients in the Nexus trial in September 2012.  We also manufactured new drug substance to support our Phase 2 ASONEP clinical trial.

In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. (“Laureate”) for the production of ASONEP and iSONEP. Pursuant to the terms of the agreement, Laureate performed cell-line development, cell-line optimization, and upstream and downstream process development, followed by cGMP manufacture of ASONEP and iSONEP for use in clinical trials. The Laureate agreement expired at the end of 2012.  In 2013, Gallus BioPharmaceuticals, LLC (“Gallus”) acquired Laureate.

In 2013, we entered into a contract manufacturing agreement with Gallus to conduct the manufacturing process development and scale-up activities followed by the cGMP manufacture of Lpathomab for use in the Phase 1 clinical trial that we expect to begin in 2015.

We believe we have adequate supplies of clinical material to complete the Phase 2 clinical trial for iSONEP.  We also believe we have adequate supplies of clinical material to meet the requirements of the ASONEP Phase 2 clinical trial through 2014.  However, depending on various factors, including the stability of the drug product and the length of time that patients remain on the study, we may need to manufacture additional clinical material to complete the ASONEP Phase 2 clinical trial. We believe we have a good relationship with Gallus and that, if we need to manufacture additional clinical material, we will be able to renew the expired Laureate agreement with Gallus or enter into a new agreement with Gallus at that time. However, there is no assurance that we will be able to renew our existing agreement or enter into a new agreement with Gallus on acceptable terms, or at all. Gallus is currently our single manufacturer for ASONEP and iSONEP and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

The current market leaders for the treatment of wet AMD are the VEGF inhibitors, including Lucentis®, Eylea®and (off-label) Avastin®. In 2013, annual revenue (worldwide) was approximately $4.8 billion for Lucentis and $1.4 billion for Eylea, despite significant cannibalization by the off-label use of Avastin (estimated to be 60%). This off-label use, which is motivated by the fact that there is a significant cost differential between the drugs, suggests the 2013 market opportunity for the treatment of wet AMD was in excess of $12.0 billion.

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

Under the terms of the agreement, Pfizer provided Lpath with an upfront option payment of $14 million and will share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial.  Following completion of the Nexus trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™ which period ends when the iSONEP Nexus clinical trial is completed.  ASONEP is Lpath’s product candidate that is being evaluated for the treatment of cancer.

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Therefore, Lpath believes that a number of third parties may have an interest in acquiring Pfizer’s rights. Acquisition of the iSONEP option by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

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

Under the terms of the second license from Lonza, identified as the “License Agreement,” Lonza granted us a non-exclusive license with rights to use, and to authorize sublicenses to use, Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer As of December 31, 2013, Lpath has paid annual license fees totaling £900,000 ($1,463,000) to Lonza. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

AERES Biomedical Limited

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2012 and no amounts were paid to AERES during 2013. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes more than 55 issued or pending patents in the United States, with corresponding applications in major foreign countries. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Lpath’s intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.  Our issued patents begin to expire in 2017.  We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2014, that fee is $2,169,100. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, sometimes known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

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

Employees

As of March 1, 2014, we employed 24 individuals, of whom 15 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

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

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $40.5 million in revenues from inception through December 31, 2013 and, as of December 31, 2013, we had an accumulated deficit of approximately $49.5 million.  We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates.  We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot provide any assurance that Pfizer (or a third party who may acquire Pfizer’s rights) will not terminate the Pfizer Agreement, or that Pfizer (or a third party who may acquire Pfizer’s rights) will exercise its option for worldwide commercial rights to iSONEP.  Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities.

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $26 million from December 31, 2013 through the first quarter of 2015. As of December 31, 2013, we had cash and cash equivalents totaling $11.9 million. In addition, from January 1, 2014 to March 14, 2014, we have received net proceeds of $7 million from the issuance of common stock in “at-the-market” sales pursuant to the at-the-market sales agreement we entered into in August 2013. Additional near-term sources of cash include our accounts receivable of $1.3 million and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.5 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2015.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the first quarter of 2015. In addition, our expenses may exceed our current plans and expectations.  For example, we believe we have adequate supplies of clinical material to complete the Phase 2 clinical trial for iSONEP, and we also believe we have enough clinical material to meet the requirements of the ASONEP Phase 2 clinical trial through 2014.  However, depending on various factors, including the stability of the drug product and the length of time that patients remain on the study, we may need to manufacture additional clinical material to complete the ASONEP Phase 2 clinical trial.

If Pfizer (or a third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the first quarter of 2015.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or a third party who may acquire Pfizer’s rights), that Pfizer (or that a third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP prior to the end of first quarter of 2015 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. We may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the first quarter of 2015.  Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We may not be successful in maintaining our commercial relationship with Pfizer or any third party who may acquire Pfizer’s rights under the Pfizer Agreement and even if we do maintain our commercial relationships, they may not be successful.

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. In October 2013, we announced that we had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  We presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed us that our offers were not competitive with other offers.  Therefore, we believe that a number of third parties may have an interest in acquiring Pfizer’s rights. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

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

Further, as a result of our collaborations, we may have less control over the development, clinical testing, marketing and distribution activities performed by our collaborators than if we were performing those functions with our own facilities and employees or based on our own decisions. This lack of direct control could adversely affect the results. For example, our ability to complete the Nexus trial during the second half of 2014 depends in part on Pfizer’s decisions (or the decisions of a third party who may acquire Pfizer’s rights) regarding the clinical trial protocols and the clinical trial process.

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

We have not completed the clinical trials necessary to obtain FDA approval to market iSONEP or ASONEP. The clinical trial process is also time consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule, or at all. We currently estimate that we will complete dosing the last Nexus trial patient during the second half of 2014.  We also expect to enroll the first cohort of 37 patients in our Phase 2 ASONEP clinical trial by the end of 2014.  However, our clinical trials, including our Nexus trial and our Phase 2 clinical trial of ASONEP, may be delayed or terminated in the future as a result of many factors, including the following:

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

•                  inability to maintain or manufacture a supply of the investigational drug or the active comparators in sufficient quantities to support the trials;

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

As another example, our Nexus trial has experienced slower than expected patient enrollment which has extended the anticipated completion date of that trial. With our partner Pfizer, we have taken a number of steps to attempt to accelerate the rate of patient enrollment. However, for any of the reasons mentioned above, our efforts to accelerate enrollment may not be successful. If the rate of patient enrollment does not increase, we may not complete the Nexus trial within our estimated timeframe.

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

•                  the time and costs of manufacturing additional supplies of our investigational drug or obtaining the active comparators for our clinical trials;

•                  the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;

•                  the costs of maintaining our commercial relationship with Pfizer (or a third party who may acquire Pfizer’s rights);

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

Although we have applied for many grants and thus far have been awarded many of them, the National Institutes of Health (“NIH”) may not in the future find our applications worthy of such grants. The NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not issue continuation awards, or it may negotiate a reduction in the scope of our awards to meet the constraints imposed by sequestration.  Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources.

In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we have exceeded in 2013. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the fields of oncology, ophthalmology, pain, traumatic brain injury, and autoimmune disorders (such as multiple sclerosis). They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors and collaborators generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the clinical development of our drug candidates.

We are dependent on third-party manufacturers, over whom we have limited control, to manufacture our products.

The manufacturing process of iSONEP, ASONEP, Lpathomab, and any other therapeutic products we may want to evaluate or commercialize involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, and the noncompliance could not be rapidly rectified. For example, in January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials, because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with cGMP requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.  Thereafter, we were required to manufacture new drug product, which resulting in our inability to resume dosing patients until September 2012.  In addition, we may not be able to maintain our agreement with any manufacturer we select. For example, our agreement with our existing manufacturer of ASONEP and iSONEP, Laureate Pharma, Inc., (“Laureate”) expired by its terms at the end of 2012.  In 2013, Gallus BioPharmaceuticals,LLC (“Gallus”) acquired Laureate.  In the event we need to manufacture more drug supplies to support our ongoing or future clinical trials, we would undertake to renew our agreement or enter into a new agreement with Gallus.  There is no assurance, however, that we will be able to renew our agreement or enter into a new agreement with Gallus on acceptable terms, or at all. Gallus (formerly Laureate) is our single manufacturer for ASONEP and ISONEP and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011 through 2013, may negatively affect our revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

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

Our ability to use net operating loss carry forwards and research and development tax credits to offset future taxable income or future tax will be limited and may be limited further in the future due to changes in ownership (within the meaning of IRC Section 382) that have occurred and may occur in the future.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Ownership changes may occur in the future, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits.  Additionally, the California state government has suspended the use of existing California NOL carryforwards in some years, such as 2010 and 2011. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue then the California benefits could be deferred, modified, or lost.

Limitations on our ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal and state income taxes earlier than would be required if such limitations were not in effect.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Scott Pancoast, our Chief Development Officer, Dario A. Paggiarino, M.D., and our Senior Vice President of Research, Gary Woodnutt, Ph.D. are critical to our overall management as well as the development of our technology, our culture and our direction. None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

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

We are authorized to issue 100,000,000 shares of common stock. As of March 14, 2014, there were an aggregate of 17,372,594 shares of our common stock issued and outstanding on a fully-diluted basis. That total includes 1,463,400 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 931,099 shares of common stock that may be issued upon the exercise of outstanding warrants.  That total does not include 461,286 shares of common stock that have been reserved for future issuance under our Amended and Restated 2005 Equity Incentive Plan.  The exercise of outstanding options and/or warrants or the future issuance of equity awards may cause substantial dilution to those who hold shares of common stock prior to such exercises or issuances.

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

In October 2012, our Class A common stock was approved for listing on the NASDAQ. Prior to listing on the NASDAQ, our Class A common stock traded on the OTC Bulletin Board under the ticker symbol “LPTN”. If the bid price of our Class A common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our Class A common stock could be delisted from the NASDAQ. If our stock is delisted from the NASDAQ, we will make every possible effort to have it quoted for trading on the OTC Bulletin Board. However, if our Class A common stock were to be traded on the OTC Bulletin Board and the trading price were to remain below $5.00 per share, trading in our Class A common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). These rules may adversely affect the ability of stockholders to sell our Class A common stock and otherwise negatively affect the liquidity, trading market and price of our Class A common stock. A delisting from NASDAQ would also result in negative publicity and would negatively impact our ability to raise capital in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our administrative offices and research facilities are located at 4025 Sorrento Valley Blvd. San Diego, California 92121, and we consider them to be in good condition and adequately utilized. We lease approximately 12,000 square feet of laboratory and office space. The lease term runs through November 2016. The Company has one five-year renewal option under the lease. Approximately 200 square feet of the facility is subleased to a company that is owned by one of our largest stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease in all material respects. If we do not renew our existing lease, we believe that alternative space will be available to us at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceedings.

PART II

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Capital Market under the symbol “LPTN” on October 22, 2012.  Prior to that date, our common stock was traded under the symbol “LPTN.OB” on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-bid prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.  The closing price of our common stock on March 14, 2014 was $4.98 per share.

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

	2013		2012
	High	Low	High	Low
First quarter	$5.26	$4.20	$9.59	$5.25
Second quarter	$5.07	$4.40	$6.37	$4.76
Third quarter	$6.50	$4.56	$6.51	$4.90
Fourth quarter	$5.64	$4.07	$6.90	$4.75

As of March 14, 2014, we had approximately 80 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted-Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,056,769	(1)	$4.16	(2)	935,636
Equity compensation plans not approved by security holders	—		—		—
Total	1,056,769		$4.16		935,636

(1)                                 Includes 721,788 restricted stock units.

(2)                                 Excludes 721,788 restricted stock units.

ITEM 6.  SELECTED FINANCIAL DATA

This item has been omitted as the Company qualifies as a smaller reporting company.

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

As a result of the clinical hold and the requirement to manufacture new drug substance, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials. In December 2012, Lpath and Pfizer amended the Pfizer Agreement to among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial. The parties agreed to continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Therefore, Lpath believes that a number of third parties may have an interest in acquiring Pfizer’s rights. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by to the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

As of December 31, 2013, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

As of March 14, 2014, 135 patients have been enrolled in the Nexus trial, with 25 additional patients required to complete enrollment. We expect to complete dosing the last Nexus trial patient during the second half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus study, Pfizer (or a third party who may acquire Pfizer’s rights) has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer (or a third party who may acquire Pfizer’s rights) exercises its option, we will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, we will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. The protocol for this Phase 2 study specifies that the number of patients in the study will be at least 37, with a maximum of 54.  As of March 14, 2014, 20 patients have been enrolled in the study. The first cohort of 37 patients is expected to be completed in 2014.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or a third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends when the iSONEP Nexus clinical trial is completed.

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and traumatic brain injury, and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now engaged in the antibody manufacturing process development activities and expect to complete Investigational New Drug (“IND”) enabling studies in 2014. We plan to file the IND in early 2015, and begin testing Lpathomab in clinical trials thereafter.

Lpath has incurred significant net losses since its inception. As of December 31, 2013, we had an accumulated deficit of approximately $49.5 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $26 million from December 31, 2013 through the first quarter of 2015. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2a clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. As of December 31, 2013, we had cash and cash equivalents totaling $11.9 million. In addition, from January 1, 2014 through March 14, 2014, we have received net proceeds of $7 million from the issuance of common stock in “at-the-market” sales pursuant to at-the-market sales agreement we entered into in August 2013. Additional near-term sources of cash include our accounts receivable of $1.3 million and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.5 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2015.

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

Revenue

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP™, our lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ophthalmic disorders.  On December 5, 2012, the Company and Pfizer amended the Agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  Under the terms of the Pfizer Agreement, as amended, Pfizer made a $14 million upfront payment to Lpath in January 2011. In addition, Pfizer agreed to share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial.  Following completion of the Nexus trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP, and Pfizer specified that a designated portion of the upfront payment be used to fund the development of ASONEP™.  As of December 31, 2013, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment.

From our inception through December 31, 2013, we have also generated $9.7 million in revenue from research grants awarded primarily by the National Institutes of Health, and $0.4 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2013, we had federal and California net operating loss (“NOL”) carryforwards of approximately $54 million and $49 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2033. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue then the California benefits could be deferred, modified, or lost.

As of December 31, 2013, we also had federal and California research and development tax credit carryforwards of $1.2 million and $0.6 million, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2014, and the state credits do not expire.

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

We determined the fair value of the warrants using a Black-Scholes.  The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of our stock price.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Grant and Royalty Revenue. Grant and royalty revenue for 2013 increased to $1.5 million from $1.0 million in 2012. The increase of $0.5 million is principally due to the January 2012 suspension of the iSONEP clinical trials.  The clinical trials were resumed in September 2012.  The suspension resulted in reduced reimbursable costs for outside services in 2012 compared to 2013.

Research and Development Revenue Under Collaborative Agreements. As described in Note 2 to the consolidated financial statements, in December 2010 we entered into an agreement with Pfizer, Inc., which agreement was amended in 2012, that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Years Ended
	December 31,
	2013	2012
Cost reimbursements	$1,106,005	$1,916,250
Amortization of development fees	5,336,622	3,782,312
Other	60,096	—
	$6,502,723	$5,698,562

The increase in revenue in 2013 is attributable principally to the suspension of the iSONEP clinical trials from January to September 2012.  Reduced expenditures during that time period resulted in lower amortization of deferred revenues.

Research and Development Expenses.  Research and development expenses for 2013 totaled $11.3 million compared to $8.2 million for 2012, an increase of $3.1 million.  In January 2012, we temporarily suspended dosing patients in our iSONEP clinical trials.  The increase in research and development costs in 2013 is due principally to the resumption of the clinical trials in September 2012.

General and Administrative Expenses.  General and administrative expenses were $4.2 million for the year ended December 31, 2013 compared to $4.1 million for 2012, an increase of $0.1 million.  The increase in 2013 is principally to increases in legal and investor relations expenses.

Change in Fair Value of Warrants.  Various factors are considered in the Black-Scholes model we use to value outstanding warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is our stock price. Our stock has been thinly traded and relatively small transactions can impact our quoted stock price significantly. As a result, our stock price volatility factor is approximately 44%. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. We caution that the change in fair value of the warrants should not be given undue importance when considering our financial condition and our results of operations. We do not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by us.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through December 31, 2013, we had received net proceeds of approximately $61.3 million from the sale of equity securities and the issuance of convertible promissory notes.  In addition, we had received a total of $37.7 million from corporate partners.  We received a total of $20.0 million in funding from our research and development arrangement with Pfizer during the years ended December 31, 2011 through 2013.

At December 31, 2013, we had cash and cash equivalents totaling $11.9 million. Cash and cash equivalents consist of cash in demand deposit accounts, money market accounts that hold only U.S Treasury securities, and federally insured certificates of deposits. Net cash used in investing activities during year ended December 31, 2013 was $391,000, including $45,000 invested in equipment and leasehold improvements and $346,000 invested in the prosecution of patents. During 2012, net cash used in investing activities totaled $344,000, including $155,000 invested in equipment and leasehold improvements and $189,000 invested in the prosecution of patents.  Net cash provided by financing activities totaled $771,000, including $803,000 from the sale of common stock.

On August 15, 2013, Lpath entered into an at-the-market issuance sales agreement, (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP” together with MLV, the “Sales Agents”), pursuant to which the company may issue and sell shares of its common stock having an aggregate offering price of up to $20 million from time to time, at the company’s option, through the Sales Agents. Sales of common stock through the Sales Agents, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and the Sales Agents. Subject to the terms and conditions of the Sales Agreement, the Sales Agents will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay the Sales Agents a commission of up to 3.5% of the gross proceeds. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the company or the Sales Agents. In 2013, Lpath sold 213,700 shares at sales prices ranging from $4.25 to $5.13 per share, resulting in $803,000 in net proceeds. From January 1, 2014 to March 14, 2014, the company sold 1,534,400 shares at sales prices ranging from $4.30 to $5.16 per share, resulting in $7 million in net proceeds.

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

As of December 31, 2013, we had available cash and cash equivalents balance of approximately $11.9 million. In addition, from January 1, 2014 through March 14, 2014, we have received net proceeds of $7 million from the issuance of common stock in “at-the-market” sales pursuant to at-the-market sales agreement we entered into in August 2013. Additional near-term sources of cash include $0.5 million remaining on the $3 million grant from NIH to support ASONEP clinical trials. As they are currently planned, we estimate that the cost of our ongoing drug discovery and development efforts, including general and administrative expenses, will require approximately $26 million from January 1, 2014 through the first quarter of 2015.

We believe our cash and cash equivalents on hand as of December 31, 2013, together with additional amounts received through the issuance of common stock to date and funds to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through the first quarter of 2015.

In addition, we may receive additional funding to support our operations beyond the first quarter of 2015 under the Pfizer Agreement if Pfizer (or any third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or any third party who may acquire Pfizer’s rights), that Pfizer (or any third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, but does so after 2014, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond the first quarter of 2015.

We have also entered into an at-the-market issuance sales agreement on March 18, 2014 with MLV & Co. LLC and filed a prospectus supplement under which we may sell up to $23,000,000 in shares of our common stock.

Further, our expenses may exceed our current plans and expectations.  For example, we believe we have adequate supplies of clinical material to complete the Phase 2 clinical trial for iSONEP, and we also believe we have enough clinical material to meet the requirements of the ASONEP Phase 2 clinical trial through 2014.  However, depending on various factors, including the stability of the drug product and the length of time that patients remain on the study, we may need to manufacture additional clinical material to complete the ASONEP Phase 2 clinical trial.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2013 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lpath, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 18, 2014

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,851,639	$24,621,083
Accounts receivable	1,310,037	233,794
Prepaid expenses and other current assets	292,477	307,907
Total current assets	13,454,153	25,162,784

Equipment and leasehold improvements, net	211,362	253,595
Patents, net	1,926,868	1,689,804
Deposits and other assets	77,350	77,350

Total assets	$15,669,733	$27,183,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,025,799	$1,027,872
Accrued compensation	693,022	577,778
Accrued expenses	291,358	1,590,604
Deferred contract revenue, current portion	498,000	5,419,623
Deferred rent, short-term portion	24,008	14,555
Total current liabilities	3,532,187	8,630,432

Deferred rent, long-term portion	69,373	93,381
Deferred contract revenue, long-term portion	—	415,000
Warrants	2,100,000	3,100,000
Total liabilities	5,701,560	12,238,813

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 13,387,914 and 13,099,319 shares issued and outstanding at December 31, 2013 and 2012, respectively	13,388	13,099
Additional paid-in capital	59,432,943	57,845,088
Accumulated deficit	(49,478,158)	(42,913,467)
Total stockholders’ equity	9,968,173	14,944,720

Total liabilities and stockholders’ equity	$15,669,733	$27,183,533

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2013	2012

Revenues:
Grant and royalty revenue	$1,484,039	$989,591
Research and development revenue under collaborative agreements	6,502,723	5,698,562
Total revenues	7,986,762	6,688,153

Expenses:
Research and development	11,343,448	8,158,632
General and administrative	4,234,613	4,091,233
Total expenses	15,578,061	12,249,865

Loss from operations	(7,591,299)	(5,561,712)

Other income (expense), net	26,608	(90,662)
Change in fair value of warrants	1,000,000	2,900,000
Total other income, net	1,026,608	2,809,338

Net loss	$(6,564,691)	$(2,752,374)

Basic and diluted net loss per share	$(0.49)	$(0.26)

Weighted-average shares outstanding used in the calculation	13,438,542	10,736,919

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	8,658,916	$8,659	$40,781,458	$(40,161,093)	$629,024
Common stock and warrants issued for cash, net of issuance costs	4,131,524	4,132	15,574,681	—	15,578,813
Stock options exercised	3,431	3	1,438	—	1,441
Warrants exercised	173,277	173	1,172,301	—	1,172,474
Stock-based compensation	132,171	132	315,210	—	315,342
Net loss	—	—	—	(2,752,374)	(2,752,374)
Balance, December 31, 2012	13,099,319	13,099	57,845,088	(42,913,467)	14,944,720
Common stock issued for cash, net of issuance costs	213,700	214	802,381	—	802,595
Stock options exercised	31,197	31	15,809	—	15,840
Stock-based compensation	43,698	44	769,665	—	769,709
Net loss	—	—	—	(6,564,691)	(6,564,691)
Balance, December 31, 2013	13,387,914	$13,388	$59,432,943	$(49,478,158)	$9,968,173

See accompanying notes to the consolidated financial statements.

LPATH, INC.

 Consolidated Statements of Cash Flows

 Years Ended December 31,

	2013	2012
Cash flows from operating activities:
Net loss	$(6,564,691)	$(2,752,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	837,275	600,110
Change in fair value of warrants	(1,000,000)	(2,900,000)
Depreciation and amortization	196,224	187,501
Changes in operating assets and liabilities:
Accounts receivable	(1,076,243)	1,100,789
Prepaid expenses and other current assets	15,430	23,921
Accounts payable and accrued expenses	(179,362)	(839,606)
Deferred contract revenue	(5,336,623)	(3,782,311)
Other	(41,157)	48,769
Net cash used in operating activities	(13,149,147)	(8,313,201)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(44,669)	(154,751)
Patent expenditures	(346,386)	(189,555)
Net cash used in investing activities	(391,055)	(344,306)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	802,595	19,078,813
Proceeds from options and warrants exercised	15,840	73,915
Payment for restricted stock tax liability on net settlement	(47,677)	(284,768)
Net cash provided by financing activities	770,758	18,867,960

Net (decrease) increase in cash and cash equivalents	(12,769,444)	10,210,453

Cash and cash equivalents at beginning of year	24,621,083	14,410,630
Cash and cash equivalents at end of year	$11,851,639	$24,621,083

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(1,000,000)	$(2,900,000)

 See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

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

Long-lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $68,309 and $82,551 in 2013 and 2012, respectively.

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

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $118,383 and $90,716 in 2013 and 2012, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2013 and 2012.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2013 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2013 and 2012, Lpath had no reportable differences between net loss and comprehensive loss.

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

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Years Ended
	December 31,
	2013	2012
Stock options	334,981	368,036
Warrants	931,099	1,269,017
Restricted stock units	721,788	417,196
Total	1,987,868	2,054,249

Impact of Recently Issued Accounting Standards

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

Note 2—RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, Lpath entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.  As a result of a clinical hold and the requirement to manufacture new drug substance during 2012, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, the Company and Pfizer amended the agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  The parties modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial.  In addition, the Company can elect to conduct the PEDigree trial at any time at its cost.  Under the terms of the amended agreement, the parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.   In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer is currently seeking to divest certain ophthalmology research and development assets, including Pfizer’s exclusive option under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire these rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Therefore, Lpath believes that a number of third parties may have an interest in acquiring these rights. Acquisition of the iSONEP option by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.

Under the terms of the agreement, as amended, Pfizer provided Lpath with an up-front option payment of $14 million and agreed to share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial. Pfizer paid the up-front payment in January 2011. Following completion of the Nexus study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, as amended, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Two Phase 2a trials are currently planned to further assess ASONEP’s efficacy and safety in cancer patients.  Lpath recognized revenues as follows:

	Years Ended
	December 31,
	2013	2012
Cost reimbursements	$1,106,005	$1,916,250
Amortization of development fees	5,336,622	3,782,312
Other	60,096	—
	$6,502,723	$5,698,562

Note 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2013	2012
Equipment and leasehold improvements:
Office furniture and fixtures	$9,435	$16,177
Laboratory equipment	520,160	504,807
Computer equipment and software	152,884	147,591
Leasehold improvements	24,902	24,902
	707,381	693,477
Accumulated depreciation	(496,019)	(439,882)
Equipment, net	$211,362	$253,595

Patents:
Patents	$2,100,983	$1,822,906
Accumulated amortization	(174,115)	(133,102)
Patents, net	$1,926,868	$1,689,804

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

Recurring Fair Value Estimates

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The fair value and significant unobservable inputs (level 3) of the March 2012 warrants were $2,100,000 as of December 31, 2013.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2012	$3,600,000
Exercise of warrants	(1,100,000)
Issuance of warrants	3,500,000
Expiration of warrants	(1,400,000)
Change in fair value of warrants	(1,500,000)
Warrant liability as of December 31, 2012	3,100,000
Change in fair value of warrants	(1,000,000)
Warrant liability as of December 31, 2013	$2,100,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

Note 5—RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC (“Lonza”) entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $488,000 at December 31, 2012) may accrue when Lpath utilizes the Lonza technology in the manufacture of drug substance to be used in clinical trials. The License Agreement further provides that payment of this license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials. As of December 31, 2012, the company accrued license fees totaling £900,000 ($1,463,000). Such fees, included in our consolidated balance sheet with accrued expenses, were paid to Lonza in January 2013.  Under the terms of the Research Evaluation Agreement, a license fee is due annually. The company paid Lonza an annual license fee totaling approximately $57,000 during 2012., related to the Research Evaluation Agreement.  No annual license fees were due to Lonza in 2013.

In August 2005, Lpath entered into a collaboration agreement with AERES Biomedical (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. Lpath paid AERES $350,000 in 2012 and no amounts were paid to AERES during 2013. Lpath could owe certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. AERES will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Note 6—STOCKHOLDERS’ EQUITY

Common Stock

On August 15, 2013, Lpath entered into an at-the-market issuance sales agreement, (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”, together with MLV, the “Sales Agents”), pursuant to which the company may issue and sell shares of its common stock having an aggregate offering price of up to $20 million from time to time, at the company’s option, through the Sales Agents. Sales of common stock through the Sales Agents, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and the Sales AgentsV. Subject to the terms and conditions of the Sales Agreement, the Sales Agents will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay the Sales Agents a commission of up to 3.5% of the gross proceeds. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the company or the Sales Agents. In 2013, the company sold 213,700 shares at sales prices ranging from $4.25 to $5.13 per share, resulting in $803,000 in net proceeds. From January 1, 2014 to March 14, 2014, the company sold 1,534,400 shares at sales prices ranging from $4.30 to $5.16 per share, resulting in $7 million in net proceeds.

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

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2013 and 2012, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (the “Plan”). There are 2,500,000 shares of Class A common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2013, a total of 933,778 shares of Class A common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2013	2012
Stock-based compensation expense:
Restricted stock units	$837,275	$600,110
Effect of stock-based compensation expense on income by line item:
Research and development	$314,185	$180,217
General and administrative	523,090	419,893
Total stock-based compensation expense	$837,275	$600,110

Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2013 and 2012.

Stock Options

No stock options were granted in 2013 or 2012.  As of December 31, 2013, there was no unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan.

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

A summary of the stock option activity under the plan as of December 31, 2013 and 2012, and changes during the years then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	374,647	$3.86
Granted	—	—
Exercised	(3,431)	0.42
Expired	(3,180)	9.91
Forfeited	—	—
Outstanding at December 31, 2012	368,036	3.86
Granted	—	—
Exercised	(31,197)	0.51
Expired	(1,858)	5.87
Forfeited	—	—
Outstanding at December 31, 2013	334,981	4.16	1.83	$473,412
Vested and exercisable at December 31, 2013	334,981	$4.16	1.83	$473,412

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2013 of $4.26 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2013, the company had 140,569 stock options outstanding with strike prices below the company’s market price of $4.26 on that date, of which all were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $117,000 and $21,000, respectively. Cash received from option exercises during the years ended December 31, 2013 and 2012 was $16,000 and $1,000, respectively. Upon stock option exercises, the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2013, there was $1,752,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Plan. The company expects to recognize that expense over a weighted-average period of 3.01 years.

The following table summarizes the restricted stock units activity of the company during 2013 and 2012:

	Total Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding January 1, 2012	517,750	$10.31
Granted	98,005	5.39
Shares issued	(177,981)	15.59
Forfeited	(20,578)	6.40
Outstanding December 31, 2012	417,196	7.10
Granted	389,714	4.96
Shares issued	(53,573)	11.68
Forfeited	(31,549)	5.66
Outstanding December 31, 2013	721,788	$5.66

Warrants

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

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. The company believes there is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the balance sheet.

The following table summarizes Lpath warrants outstanding as of December 31, 2013:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
March 27, 2014	7,143	$7.00
June 24, 2014	5,715	$5.60
December 10, 2015	5,715	$5.60
March 9, 2017	29,750	$5.25
March 9, 2017	882,776	$7.70
Total:	931,099
Weighted average:		$7.59

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. No warrants were exercised in 2013 and 337,918 warrants expired. During 2012, 562,963 warrants were exercised and 1,166,501 warrants expired.

Note 7—INCOME TAXES

As of December 31, 2013, Lpath had federal and California net operating loss (“NOL”) carryforwards of approximately $54 million and $49 million, respectively, that will expire beginning in 2014 and continue expiring through 2033. Portions of these NOL carryforwards may be used to offset future taxable income, if any.

As of December 31, 2013, Lpath also has federal and California research and development tax credit carryforwards of $1,200,000 and $640,000, respectively, available to offset future taxes. The federal credits begin expiring in 2014, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforwards	$23,111,000	$17,665,000
Research and development credit carryforwards	1,812,000	1,685,000
Stock-based compensation	1,645,000	1,846,000
Deferred contract revenue	213,000	2,743,000
Other, net	200,000	—
	26,981,000	23,939,000

Deferred tax liabilities:
State taxes	(1,929,000)	(1,702,000)
Patent costs	(825,000)	(724,000)
Other, net	—	22.000
	(2,754,000)	(2,448,000)
Total deferred tax assets	24,227,000	21,491,000
Valuation allowance	(24,227,000)	(21,491,000)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2013 and 2012. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2013	2012
Federal tax benefit at statutory rate	$2,232,000	$936,000
State tax benefit, net	378,000	244,000
Change in fair value of warrants	340,000	986,000
Research and development credits	127,000	211,000
Employee stock-based compensation	(366,000)	(493,000)
Other permanent differences	25,000	97,000
Decrease in valuation allowance	(2,736,000)	(1,981,000)
Provision for income taxes	$—	$—

Note 8—OPERATING LEASE

Lpath leases an 11,960 square foot laboratory and office facility in San Diego, California. The lease has an initial term of 64 months. Monthly lease payments are $26,645, with annual escalations of 3%. The lease grants the Company the right to extend the lease for an additional five-year term.

Future minimum payments and sublease income under the company’s non-cancelable operating lease are set forth in the following table:

Years ending December 31,	Lease Obligation	Sublease Income	Net Lease Obligation
2014	$324,543	$11,652	$312,891
2015	334,279	11,652	322,627
2016	286,075	9,710	276,365
Total future minimum lease commitments	$944,897	$33,014	$911,883

Lpath’s rent expense totaled $366,000 and $339,000 for the years ended December 31, 2013 and 2012, respectively. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2013 and 2012.

Note 9—RELATED-PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by one of Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2013 and 2012.

Lpath invoiced WSIC $34,600 for investment oversight expenses in 2012.  There were no such invoices to WSIC in 2013.  During 2013 and 2012, WSIC billed Lpath $41,900 and $83,400, respectively, for administrative expenses.

As of December 31, 2013, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $9,400 for services provided to Lpath.  As of December 31, 2012, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $13,700 for services provided to Lpath.

Note 10—SUBSEQUENT EVENTS

At-the-Market Sales

From January 1, 2014 through March 14, 2014, we have received net proceeds of $7 million from the issuance of 1,534,400 shares of common stock in “at-the-market” sales pursuant to the at-the-market issuance sales agreement we entered into in August 2013 (the “Old Sales Agreement”).

Entry into New “At-the-Market” Sales Agreement.

On March 18, 2014, Lpath entered into an at-the-market issuance sales agreement (the “New Sales Agreement”) with MLV & Co. LLC (“MLV”) and filed a prospectus supplement to issue up to $23 million of our common stock. Lpath is not obligated to make any sales of its common stock under the New Sales Agreement. Any shares sold will be sold pursuant to Lpath’s effective shelf registration statement on Form S-3. Lpath will pay MLV a commission of up to 3.0% of the gross proceeds. The New Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the New Sales Agreement or termination of the New Sales Agreement by Lpath or MLV.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

We are filing the New Sales Agreement as Exhibit 10.25 to this Annual Report. The description of the New Sales Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the New Sales Agreement filed herewith as an exhibit. On March 18, 2014, DLA Piper LLP delivered an opinion to us in connection with the ATM program. We are filing the opinion of DLA Piper LLP as Exhibit 5.1 to this Annual Report.

Termination of Prior “At-the-Market” Sales Agreement

On March 17, 2014, Lpath terminated the Old Sales Agreement pursuant to the provisions of the Old Sales Agreement giving Lpath the right to terminate the Old Sales Agreement at any time, for any or no reason, upon ten (10) days prior written notice.

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

Our management, under the supervision of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

(3)  Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Entry into a Material Definitive Agreement.

On March 18, 2013, Lpath entered into an at-the-market issuance sales agreement, (the “New Sales Agreement”) with MLV & Co. LLC (“MLV”) and filed a prospectus supplement to issue up to $23 million of its common stock. Lpath is not obligated to make any sales of its common stock under the New Sales Agreement. Any shares sold will be sold pursuant to Lpath’s effective shelf registration statement on Form S-3. Lpath will pay MLV a commission of up to 3.0% of the gross proceeds. The New Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the New Sales Agreement or termination of the New Sales Agreement by Lpath or MLV.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The description of the New Sales Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the New Sales Agreement filed herewith as Exhibit 10.25. On March 18, 2014, DLA Piper LLP delivered an opinion to us in connection with the ATM program. We are filing as Exhibit 5.1 the opinion of DLA Piper LLP.

Termination of a Material Definitive Agreement

On March 17, 2014, Lpath terminated the Sales Agreement, entered into with MLV and JMP Securities in August 2013 (the “Old Sales Agreement”), pursuant to the provisions of the Old Sales Agreement giving Lpath the right to terminate the Old Sales Agreement without any early termination fee at any time upon ten (10) days prior written notice.

Compensatory Arrangements of Certain Officers

On March 17, 2014, Lpath entered into a First Amendment (the “Amendment”) to that certain Employment Agreement (the “Employment Agreement”), dated as of February 6, 2006, by and between Lpath and Gary Atkinson, the Company’s Senior Vice President and Chief Financial Officer.  The Amendment amended the Employment Agreement to extend the term of certain severance benefits to be comparable with certain other executive officers of the Company.  The description of the Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the Amendment filed herewith as Exhibit 10.26.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our directors and executive officers and hold the positions set forth opposite their names as of March 1, 2014:

Name	Age	Position
Daniel H. Petree (1)(2)(3)(4)	58	Chairman of the Board
Scott R. Pancoast (4)	55	President, Chief Executive Office, and Director
Jeffrey A. Ferrell (1)(2)	39	Director
Daniel L. Kisner, M.D. (1)(4)	67	Director
Charles A. Mathews (1)(2)(3)	76	Director
Donald R. Swortwood (1)(3)	73	Director
Gary J.G. Atkinson	61	Senior Vice President and Chief Financial Officer
Dario A. Paggiarino, M.D.	57	Senior Vice President and Chief Development Officer
Gary Woodnutt Ph.D.	57	Senior Vice President of Research

(1)                                 Member of the Compensation Committee

(2)                                 Member of the Audit Committee

(3)                                 Member of the Nominating and Corporate Governance Committee

(4)                                 Member of the R&D Advisory Committee

The following sets forth information regarding the business experience of our directors and executive officers as of March 1, 2014:

Daniel H. Petree

Chairman of the Board of Directors

Mr. Petree has served as a director of Lpath since November 2008, and was appointed as Chairman of the Board in September 2010. Mr. Petree has over 20 years of experience in the biotechnology industry, serving in a variety of roles including investment banker, senior operating manager and corporate and securities lawyer. Mr. Petree is a member and co-founder of P2 Partners, LLC formed in 2000, and a member and co-founder of Four Oaks Partners Consulting, LLC, founded in April 2012, both of which provide transaction advisory services to small and medium-sized science companies. Mr. Petree served as a director of Cypress Biosciences, Inc., a company that provides products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders from 2004 to 2011. Before co-founding P2 Partners in 2000, Mr. Petree was President and Chief Operating Officer of Axys Pharmaceuticals, a structure-based drug design company in South San Francisco. Mr. Petree’s qualifications to sit on our Board include his experience as an executive and an investment banker in the biotechnology industry, his experience with structuring and negotiating pharmaceutical partnering arrangements, and his experience serving on public company boards and board committees.

Jeffrey A. Ferrell

Director

Mr. Ferrell has served as a director of Lpath since April 2007. Mr. Ferrell has served as the Managing Member of Athyrium Capital Management, LLC, a life sciences focused investment and advisory company with offices in New York City, since 2008. From 2001 to 2008, Mr. Ferrell served in a number of capacities at Lehman Brothers. He oversaw public and private life sciences investments for Global Trading Strategies, a principal investment group within Lehman, as a Senior Vice President from 2005 to 2008. Prior to that he was a Vice President in Lehman Brothers’ Private Equity division. Prior to joining Lehman in 2001, he was a principal at Schroder Ventures Life Sciences in Boston. Mr. Ferrell holds an A.B. in Biochemical Sciences from Harvard University. Mr. Ferrell’s qualifications to sit on our Board include his experience in providing fund raising and advisory services to life sciences companies, his knowledge of the life sciences industry and his knowledge of the capital markets.

Daniel L. Kisner, M.D.

Director

Dr. Kisner has been a member of our Board since July 2012. Since July 2010, Dr. Kisner has been a director of Dynavax Technologies Corporation, a clinical stage biopharmaceutical company, and has also served as Chairman of the Board for Tekmira Pharmaceuticals, a biopharmaceutical company since January 2010.  From 2003 to 2010, Dr. Kisner was a partner at Aberdare Ventures. Prior to that, Dr. Kisner was President and CEO of Caliper Technologies, leading its evolution from a start-up focused on microfluidic lab-on-chip technology to a publicly traded, commercial organization. Prior to Caliper, he was the President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biomedical pharmaceutical company. Previously, Dr. Kisner was Division Vice President of Pharmaceutical Development for Abbott Laboratories and Vice President of Clinical Research and Development at SmithKline Beckman Pharmaceuticals. In addition, he held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine in Internal Medicine and Medical Oncology. Our Board believes that Dr. Kisner’s background with larger, complex technology-based organizations as well as his significant experience with corporate transactions, including investing in venture-backed life science companies provides the Board with insights for setting strategy and reviewing the operations of the Company. He holds a B.A. from Rutgers University and an M.D. from Georgetown University.

Charles A. Mathews

Director

Mr. Mathews has served as a director of Lpath since March 2006. Mr. Mathews is an active private investor and has served as an independent director on the boards of a number of public and private companies. From March 2005 to November 2006, Mr. Mathews was Chairman of Avanir Pharmaceuticals (AVNR), a drug development and marketing company and from May to September 2005 he acted as its Chief Executive Officer. Mr. Mathews is a past president of the San Diego Tech Coast Angels, part of an affiliation of over 200 accredited “angel” investors active in the life science and technology industries. From April 2002 until January 2004, Mr. Mathews served as the President and Chief Executive Officer of DermTech International, a privately held contract research organization focused on dermal and transdermal drugs. Mr. Mathews’ qualifications to sit on our Board include his leadership experience as an executive in the life sciences industry, his expertise in operations and corporate governance, and his experience serving on public and private company boards and board committees.

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

Gary J.G. Atkinson

Senior Vice President and Chief Financial Officer
Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005. He has more than 20 years of financial management experience. Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company. From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company. He began his career with Ernst & Young, where he earned his CPA certification. Mr. Atkinson is a graduate of Brigham Young University.

Dario A. Paggiarino, M.D.

Senior Vice President and Chief Development Officer

Dr. Paggiarino joined Lpath in April 2013.  He has more than 25 years of experience in the pharmaceutical industry, having directed global development programs in a number of therapeutic areas including ophthalmology, pain, inflammatory conditions, and oncology. Most recently, Dr. Paggiarino served as Vice President and Therapeutic Unit Head for retina diseases at Alcon, a division of Novartis from 2011 to 2013. He also served as Executive Director of Clinical Development and Medical Affairs at Pfizer Global R&D with focus on global clinical development in glaucoma, diabetic and degenerative retinal diseases, and medical responsibilities for Macugen® from 2001 to 2011. Earlier in his career, he held R&D positions of increasing responsibility at Angelini Pharmaceuticals, a privately owned company, ultimately serving as president. Later he joined Pharmacia Global R&D where he was clinical program director of ophthalmology with responsibilities for Xalatan(R), the leading glaucoma therapy in the world, and ocular devices such as viscoelastics (Healon®) and intraocular lenses (CeeOn®, Tecnis®). Dr. Paggiarino earned his degree in Medicine and General Surgery at the University of Rome La Sapienza and has authored numerous scientific articles.

Gary Woodnutt Ph.D.

Senior Vice President, Research

Dr. Woodnutt joined Lpath in April 2013.  Prior to joining Lpath, Dr. Woodnutt served as the Vice President, Open Innovation at CovX, a division of Pfizer acquired in 2007, from 2012 to 2013, and as Vice President of Biology Research from 2006 to 2012. From 2002 to 2006, Dr. Woodnutt was the Senior Vice President of Pharmaceutical Research and Development for Diversa Corporation. He began his career in the pharmaceutical industry with Glaxo SmithKline Pharmaceuticals, where he was employed for more than 20 years and rose to the position of Vice President and Head of Biology in the Antimicrobial and Host Defense Group. Dr. Woodnutt received his Ph.D. in biochemistry/physiology from the University of Reading, and he has authored numerous scientific articles.

Family Relationships

There are no family relationships between any of our officers and directors.

GOVERNANCE OF OUR COMPANY

Overview

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Articles of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.

Corporate Governance Guidelines

Our Corporate Governance Guidelines are designed to ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and its Committees. Our Corporate Governance Guidelines are reviewed regularly by the Nominating and Corporate Governance Committee of our Board and revised when appropriate. The full text of our Corporate Governance Guidelines can be found in the “Investors” section of our website accessible at www.lpath.com, by clicking the “Corporate Governance” link. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. This Code constitutes a “code of ethics” as defined by the rules of the SEC. This Code also contains “whistle blower” procedures adopted by our Audit Committee regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters. Copies of the Code may be obtained free of charge from our website, www.lpath.com. Any amendments to, or waivers from, a provision of our Code that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC. Other than as specifically referenced herein, the information contained on, or that can be accessed through, our website is not a part of this Annual Report.

Director Independence

The Board assesses on a regular basis, and at least annually, the independence of our directors and makes a determination as to which directors are independent.  Our Board of Directors has determined that each of our directors is “independent,” except for Mr. Pancoast who is currently serving as our President and Chief Executive Officer. In assessing director independence, our Board has adopted the definition of “independent director” under the listing standards of the Nasdaq Stock Market. Our current independent directors are Jeffrey Ferrell, Daniel Kisner, Charles Mathews, Daniel Petree and Donald Swortwood.

Board and Committee Attendance

During the year ended December 31, 2013, the Board of Directors met ten times and it took action by unanimous written consent one time.  Our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.  During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and all Board Committees on which such director served during that period.

Director Attendance at Annual Meeting

We believe the Annual Meeting provides a good opportunity for our directors to hear any feedback the stockholders may share with the Company at the Meeting. As a result, we encourage our directors to attend our Annual Meeting. We reimburse our directors for the reasonable expenses incurred by them in attending the Annual Meeting.  All of our directors attended the 2013 Annual Meeting.

Executive Sessions

Executive sessions of our independent directors are held at each regularly scheduled meeting of our Board and at other times as necessary and are chaired by the Chairman of the Board. The Board’s policy is to hold executive sessions without the presence of management, including our President and Chief Executive Officer, who is the only non-independent director on the Board. Our Board Committees also generally meet in executive session at the end of each Committee meeting.

Board Committees

Our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.  Each Committee acts pursuant to a written charter, each of which has been posted in the “Investors” section of our website accessible at www.lpath.com. Each Committee reviews its charter on an annual basis. In addition to the three standing Committees, the Board may approve from time to time the creation of special committees to assist the Board in carrying out its duties.

The Compensation Committee.  The Compensation Committee of the Board of Directors, currently consists of Messrs. Daniel Kisner (Chair), Jeffrey Ferrell, Daniel Petree, Charles Mathews, and Donald Swortwood. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors. The Board has determined that Messrs. Mathews, Kisner, Ferrell, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market.  In making such determination the Board considered the source of compensation of each member of the Compensation Committee, including factors relevant to determining whether the member has a relationship to the Company which is material to the member’s ability to be independent from management in connection with the duties of a compensation committee member.  In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met five times in 2013.

The Audit Committee.  The Audit Committee of the Board of Directors, currently consists of Messrs. Mathews (Chair), Ferrell, and Petree. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each current member of the Audit Committee is an “independent director” under the listing standards of the Nasdaq Stock Market and Section 10A(m)(3) of the Securities Exchange Act. As required by the listing standards of the Nasdaq Stock Market, each member of the Audit Committee can read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board of Directors has also determined that Mr. Mathews is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee met four times in 2013.

The Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Messrs. Mathews (Chair), Petree, and Swortwood. The Nominating and Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors and helps oversee the Company’s regulatory and compliance matters. The Board has determined that Messrs. Mathews, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee met three times in 2013.

The R&D Advisory Committee.  The R&D Advisory Committee consists of Messrs. Kisner (Chair), Petree, and Pancoast. The R&D Advisory Committee evaluates and helps oversee the Company’s research and development initiatives. The Board has determined that Messrs. Kisner and Petree are each an “independent director” under the listing standards of the Nasdaq Stock Market. The R&D Advisory Committee met two times time in 2013.

Board and Committee Effectiveness

The Board and each of its Committees performs an annual self-assessment to evaluate their effectiveness in fulfilling their obligations. The Board and Committee evaluations cover a wide range of topics, including, among others, the fulfillment of the Board and Committee responsibilities identified in the Corporate Governance Guidelines and charters for each Committee.

Board Leadership Structure

Daniel H. Petree serves as Chairman of our Board of Directors. Our Board has determined that separating the positions of Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its stockholders at this time. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, the Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of Board meetings and are able to provide objective and thoughtful oversight of management.  Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Chief Executive Officer. The Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company.  Specifically, the Board committees address the following risk areas:

•                  The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

•                  The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

•                  The Nominating and Corporate Governance Committee considers risks related to regulatory and compliance matters.

•                  The R&D Advisory Committee considers risks related to the Company’s research and development initiatives.

The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Nominating and Corporate Governance Committee will consider a reasonable number of candidates recommended by a single stockholder who has held over 2% of Lpath Common Stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Nominating and Corporate Governance Committee in care of the Corporate Secretary, Lpath, Inc., 4025 Sorrento Valley Blvd., San Diego, California 92121. The Nominating and Corporate Governance Committee will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

Identification and Evaluation of Director Nominees

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. Our Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the Board, the needs of the Board and the respective Board Committees, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the Board, or search firms. The evaluation of these candidates may be based solely upon information provided to the Nominating and Corporate Governance Committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the Nominating and Corporate Governance Committee deems appropriate, including the use of third parties to review candidates.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our Board and its Committees to fulfill their respective responsibilities. As set forth in our Corporate Governance Guidelines, these criteria generally include, among other things, an individual’s business experience and skills, as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity and ability to represent the best interests of the Company’s stockholders. In addition, the Nominating and Corporate Governance Committee will also consider the ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective director nominees. Our Board will be responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Corporate Governance Committee.

We believe that our current Board includes individuals with a strong background in executive leadership and management, accounting and finance, and Company and industry knowledge. In addition, each of our directors has a strong professional reputation and has shown a dedication to his or her profession and community. We also believe that our directors’ diversity of backgrounds and experiences, which include medicine, academia, business and finance, results in different perspectives, ideas, and viewpoints, which make our Board more effective in carrying out its duties. We believe that our directors hold themselves to the highest standards of integrity and that they are committed to representing the long-term interests of our stockholders.

Communications with the Board of Directors

The Board desires that the views of stockholders will be heard by the Board, its Committees or individual directors, as applicable, and that appropriate responses will be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with the Board, any Board Committee, the independent directors as a group or any individual director may send communications directly to the Company at 4025 Sorrento Valley Blvd., San Diego, California 92121, Attention: Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes the compensation that we paid to our executive officers (collectively, the “Named Executives”), during the years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option and RSU Awards		All Other Compensation		Total
Scott R. Pancoast	2013	$429,986	(1)	$105,000	$144,150	(5)	$10,200	(6)	$689,336
Chief Executive Officer and President	2012	$419,935	(1)	$40,000	$119,329	(5)	$10,000	(6)	$589,264

Gary J.G. Atkinson	2013	$305,300	(2)	$60,000	$74,993	(5)	$10,200	(6)	$450,493
Senior Vice President, Chief Financial Officer	2012	$293,077	(2)	$25,000	$39,309	(5)	$10,000	(6)	$367,386

Dario A. Paggiarino, M.D.	2013	$215,385	(3)	$—	$88,190	(5)	$8,369	(6)	$311,944
Senior Vice President and Chief Development Officer

Gary Woodnutt Ph.D.	2013	$215,385	(4)	$—	$88,190	(5)	$8,369	(6)	$311,944
Senior Vice President, Development

(1)                                 Scott Pancoast, our CEO and President, was paid a base salary of $432,000 per annum, effective as of March 1, 2013.  Mr. Pancoast provides consulting services to Western States Investment Corporation (“WSIC”) pursuant to the Company’s arrangement with WSIC. WSIC reimburses the Company for the cost of services provided by Mr. Pancoast. Mr. Pancoast may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(2)                                 Gary Atkinson, our Senior Vice President and Chief Financial Officer, was paid a base salary of $308,000 per annum, effective as of March 1, 2013. Mr. Atkinson provides consulting services to WSIC pursuant to the Company’s arrangement with WSIC. WSIC reimburses the Company for the cost of services provided by Mr. Atkinson. Mr. Atkinson may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(3)                                 Dario A. Paggiarino, M.D., our Senior Vice President and Chief Development Officer, was paid a base salary of $320,000 per annum, effective as of his hire date of April 15, 2013.  Dr. Paggiarino may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(4)                                 Gary Woodnutt,Ph.D., our Senior Vice President, Research, was paid a base salary of $320,000 per annum, effective as of his hire date of April 15, 2013.  Dr. Paggiarino may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(5)                                 Option and Restricted Stock Units (“RSU”) award compensation represents the aggregate annual stock compensation expense of the officer’s outstanding stock option grants and RSUs. Compensation for employees is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the service period, which generally represents the vesting period. Material terms of the outstanding equity awards for each of the named executive officers are set forth in the following table entitled “Outstanding Equity Awards at Fiscal Year-End 2012”.

(6)                                 Amounts represent company matching 401(k) contributions.

The following table details unexercised stock options and RSUs for each of our Named Executives as of December 31, 2013.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable		Price ($)	Date(1)	Vested (#)(4)	Vested ($)(4)	Vested (#)(5)	Vested ($)(5)
Scott R. Pancoast	28,572	—	(2)	$5.60	11/30/2015	47,598	$202,767	—	$—
	35,549	—	(2)	$1.54	5/16/2015
	70,000	—	(3)	$0.56	3/29/2015

Gary J.G. Atkinson	10,715	—	(2)	$5.60	11/30/2015	34,441	$146,719	—	$—
	32,143	—	(2)	$4.48	10/28/2015

Dario A. Paggiarino, M.D.						100,000	$426,000	—	$—

Gary Woodnutt Ph.D.						100,000	$426,000	—	$—

(1)                       For each option shown, the expiration date is the 10th anniversary of the date the option was granted.

(2)            One quarter of the shares vest one year from the date of grant, the remaining shares vest monthly over the following three years.

(3)            Shares vest monthly over four years.

(4)            RSUs vest over a four-year period.

(5)            Performance-based RSUs vest upon the achievement of specific performance objectives.

Narrative to Summary Compensation Table and Outstanding Equity Awards Table

The Compensation Committee of the Board of Directors, which is comprised solely of independent directors, has the responsibility for evaluating and authorizing the compensation payable to our executive officers. In setting executive compensation in 2012, the Compensation Committee retained Compensia, Inc., a national compensation consulting firm (“Compensia”), to provide it with competitive market data and analysis regarding the compensation elements offered to the Company’s executive officers, including base salary, cash incentives and equity incentives. Compensia provided the analysis based on a peer group of life science companies approved by the Compensation Committee. In 2013, the Compensation Committee considered the prior report provided by Compensia as well as cost-of-living increases from 2012 in setting executive compensation for 2013. The Compensation Committee, based on the data and analysis received from Compensia, adopted and approved the compensation program for its executive officers described below.

Salary. The Compensation Committee sets the base salaries for the Company’s executive officer. The amounts included in the Salary column of the Summary Compensation Table reflects an annual salary review by the Compensation Committee and any salary increases are pro-rated based on the effective date of any salary increase.

Effective March 1, 2012, Mr. Pancoast’s base salary was increased from $410,000 to $422,300.  Effective March 1, 2013, his base salary was increased to $432,000.

Effective March 1, 2012, Mr. Atkinson’s base salary was increased from $285,000 to $295,000. Effective March 1, 2013, Mr. Atkinson’s base salary was increased to $308,000.

Bonus. As part of the Company’s executive compensation program, the Compensation Committee provides annual performance-based cash incentive awards to our executive officers and other key employees.  The annual incentive awards are based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the Compensation Committee.  Following the end of each fiscal year, the Compensation Committee is responsible for determining the bonus amount payable to the executive officer based on the Company’s and the executive officer’s performance against the performance metrics established by the Compensation Committee for the recently completed fiscal year.  The bonus amounts reflected in the Summary Compensation Table for 2012, reflect the Company’s and the executive officer’s performance during fiscal 2011; and the bonus amounts reflected in the Summary Compensation Table for 2013, reflect the Company’s and the executive officer’s performance during fiscal 2012.

Based on its evaluation, the Compensation Committee awarded the named executive officers an average of 42% of their full target bonus amounts over the past two fiscal years.

Equity Awards.  Our Compensation Committee believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. Since November 2007, the Compensation Committee has granted RSUs to our executive officers and our other key employees pursuant to our Amended and Restated 2005 Equity Incentive Plan (“the Plan”).

Mr. Pancoast was granted 30,000 and 14,286 RSUs in 2013 and 2012, respectively.  Mr. Atkinson was granted 25,000 and 10,715 RSUs in 2013 and 2012, respectively.  Dr. Paggiarino and Dr. Woodnutt were awarded 100,000 RSUs in 2013.

All Other Compensation.  We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we contribute to each participant a matching contribution up to a maximum of 4% of the participant’s compensation, subject to statutory limitations. We do not provide any nonqualified defined contribution or other deferred compensation plans.

Severance.  If Mr. Pancoast’s employment is terminated by the Company without cause, he is entitled to receive his base salary and benefits for a period of 12 months following such termination, and the portion of his stock options and RSUs that would have vested during the 18 months following the termination will immediately vest. If Mr. Pancoast’s employment is terminated in connection with a change of control of the Company, then Mr. Pancoast will be paid his base salary and benefits for a period of 18 months following such termination, and the portion of his stock options and RSUs that would have vested during the 24 months following the termination will immediately vest

If Messrs. Atkinson’s, Paggiarino’s and Woodnutt’s employment is terminated by the Company without cause, they are entitled to receive their base salary and benefits for a period of 12 months following such termination. If their employment is terminated in connection with a change of control of the Company, then they will be paid their base salary and benefits for a period of 12 months following such termination, and the portion of their stock options and RSUs that would have vested during the 24 months following the termination will immediately vest.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of the Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our non-employee directors are compensated based upon their respective levels of Board participation and responsibilities, including service on Board Committees. Mr. Pancoast, our President and Chief Executive Officer, receives no separate compensation for his service as a director.

The following table sets forth compensation earned and paid to each non-employee director for service as a director during 2013:

Director Compensation Fiscal Year 2013

Name	Fees Paid in Cash	RSU and Option Awards		Total
Jeffrey A. Ferrell	$41,000	$33,715	(1)	$74,715
Daniel L. Kisner, M.D.	$49,000	$53,064	(2)	$102,064
Charles A. Mathews	$56,000	$33,715	(3)	$89,715
Daniel H. Petree	$58,000	$44,953	(4)	$102,953
Donald R. Swortwood	$37,000	$33,715	(5)	$70,715

(1)                                 Mr. Ferrell was appointed to the Board in April 2007 and first elected in October 2007. As of December 31, 2013, Mr. Ferrell held 24,213 RSUs, of which 22,710 are vested.

(2)                                 Dr. Kisner was appointed to the Board in July 2012. As of December 31, 2013, Dr. Kisner held 16,098 RSUs, of which 11,128 are vested.

(3)                                 As of December 31, 2013, Mr. Mathews held 7,143 stock options, all of which were vested, and 23,785 RSUs, of which 22,282 were vested. Mr. Mathews was first elected to the Board in March 2006.

(4)                                 Mr. Petree was appointed to the Board of Directors in November 2008 and first elected in June 2009. In September 2010, Mr. Petree was elected Chairman of the Board. As of December 31, 2013, Mr. Petree held 30,076 RSUs, of which 28,072 were vested.

(5)                                 As of December 31, 2013, Mr. Donald R. Swortwood held 7,143 stock options, all of which were vested, and 23,785 RSUs, of which 22,282 are vested. Mr. Swortwood was first elected to the Board in July 2006.

Narrative Discussion of the Director Compensation Table.

Our director compensation program is overseen and authorized by the Board of Directors, based on the recommendation of the Compensation Committee. The Compensation Committee periodically receives advice and recommendations from Compensia, its compensation consultant, with respect to director compensation matters. During 2013, the terms of the compensation arrangements for our non-management directors were as follows:

•                  Non-management directors received an annual retainer of $30,000, which was paid in equal quarterly payments. The Chairman of the Board received an annual retainer of $40,000, which was paid in equal quarterly payments.

•                  Members of the Audit Committee received an annual retainer of $7,000, which was paid in quarterly installments. The Chair of the Audit Committee received an annual retainer of $16,000, which was paid in quarterly installments.

•                  Members of the Compensation Committee received an annual retainer of $4,000, which was paid in quarterly installments. The Chair of the Compensation Committee received an annual retainer of $9,000, which was paid in quarterly installments.

•                  Members of the Nominating and Corporate Governance Committee received an annual retainer of $3,000, which was paid in quarterly installments. The Chair of the Nominating and Corporate Governance Committee received an annual retainer of $6,000, which was paid in quarterly installments.

•                  Members of the R&D Advisory Committee received an annual retainer of $4,000, which was paid in quarterly installments. The Chair of the R&D Advisory Committee received an annual retainer of $10,000, which was paid in quarterly installments.

•                  Each non-management director received a grant of restricted stock units (“RSUs”) for 6,012 shares of Lpath Common Stock. The Chairman of the Board received a grant of RSUs for 8,016 shares of Lpath Common Stock. The RSUs granted have a five-year life and vest over a one-year period.

Our directors did not receive any other meeting fees. We do reimburse our directors for their reasonable expenses in attending Board and Board Committee meetings in accordance with the Company’s reimbursement policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our Common Stock as of March 1, 2014 by (i) each stockholder who we believe owns beneficially more than 5% of our Common Stock, (ii) each of our named executive officers and directors and (iii) all of our directors and executive officers as a group. Except as listed below, the address of all owners listed is c/o Lpath, Inc., 4025 Sorrento Valley Blvd., San Diego, CA 92121.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)		Percent of Common Stock Outstanding(2)
E. Jeffrey Peierls 73 S. Holman Way Golden, CO 80401	916,975	(3)	6.4%
Brian E. Peierls 7808 Harvestman Cove Austin, TX 78731	773,552	(4)	5.4%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403-1906	877,700	(5)	6.1%
Donald R. Swortwood Director Chairman & Chief Executive Officer Western States Investment Group 4025 Sorrento Valley Blvd. San Diego, CA 92121 Director	797,098	(6)	5.5%
Letitia H. Swortwood Western States Investment Group 4025 Sorrento Valley Blvd. San Diego, CA 92121	758,312	(7)	5.3%
Ailsa Craig Trust ACM City View Plaza II #48 Road 165, Suite 600 Guaynabo, PR 00968	698,572	(8)	4.9%
Scott R. Pancoast President, Chief Executive Officer, and Director	319,453	(9)	2.2%
Gary J.G. Atkinson Vice President, Chief Financial Officer, and Secretary	87,932	(10)	*
Dario A. Paggiarino, M.D. Senior Vice President and Chief Development Officer	25,000	(11)	*
Gary Woodnutt Ph.D. Senior Vice President, Development	25,000	(11)	*
Charles A. Mathews Director	44,144	(12)	*
Jeffrey A. Ferrell Director	29,999	(13)	*
Daniel L. Kisner, M.D. Director	15,761	(14)	*
Daniel H. Petree Director	35,862	(15)	*
All directors and executive officers as a group (seven persons)	1,353,819	(16)	9.3%

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our Common Stock outstanding.

*                                         Less than one percent.

(1)                                 We determined beneficial ownership under rules promulgated by the SEC, based on information obtained from questionnaires, Company records and filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is considered to beneficially own any shares: (i) over which the person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which the person has the right to acquire beneficial ownership at any time within 60 days of March 1, 2014 (such as through exercise of stock options). Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)                                 Percentage information is calculated based on 14,311,170 shares of Common Stock outstanding as of March 1, 2014, plus each person’s warrants, options, and restricted stock units (RSUs) that are currently exercisable or vested (in the case of (RSUs) or that will become exercisable or vested within 60 days of March 1, 2014. Percentage information for each person assumes that no other individual will exercise any warrants or options.

(3)                                 According to our records and Schedules 13-G filed with the SEC, includes 85,847 shares of Common Stock and 6,786 shares of Common Stock issuable upon the exercise of warrants owned directly by Mr. E. Jeffrey Peierls. Also includes 566,301 shares of Common Stock and 49,286 shares of Common Stock issuable upon the exercise of warrants held by The Peierls Foundation, Inc. (the “Foundation”), and 64,676 shares of Common Stock and 5,715 shares of Common Stock issuable upon the exercise of warrants held by the U. D. Ethel Peierls Charitable Lead Trust (the “Lead Trust”), and 146,222 shares of Common Stock held by the following trusts: UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J. Peierls, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UD E.S. Peierls for E.F. Peierls, UW Jennie Peierls for B.E. Peierls, UW Jennie Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for EJP Art VI-Accum (the “Trusts”). Mr. E. Jeffrey Peierls is the President and a Director of the Foundation and is a Co-Trustee of the Lead Trust, and is a Co-Trustee of the Trusts. Mr. E. Jeffrey Peierls has voting and investment power over the shares of our Common Stock held by the Foundation, the Lead Trust and the Trusts. The amounts disclosed in the table do no include warrant shares the holder is contractually prohibited form exercising based on the holder’s ownership interest.

(4)                                 Includes 73,501 shares of Common Stock and 6,215 shares of Common Stock issuable upon the exercise of warrants owned directly by Mr. Brian E. Peierls. Also includes 566,301 shares of Common Stock and 49,286 shares of Common Stock issuable upon the exercise of warrants held by the Foundation and 64,676 shares of Common Stock and 5,715 shares of Common Stock issuable upon the exercise of warrants held by the Lead Trust, and 7,858 shares of Common Stock held by The Peierls By-Pass Trust. Mr. Brian E. Peierls is the Vice President and a Director of the Foundation and is a Co-Trustee of the Lead Trust. Mr. Brian E. Peierls has voting and investment power over the shares of our Common Stock held by the Foundation and the Lead Trust.

(5)                                 According Schedule 13-G filed with the SEC, includes 877.700 shares of Common Stock.

(6)                                 Includes 12,143 shares of Common Stock issuable upon the exercise of outstanding options and 23,785 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(7)                                 Includes shares of Common Stock.

(8)                                 According to a Schedule 13-G filed with the SEC. Michael Svensson has sole voting power over, and sole power to dispose of all shares of our Common Stock held by the Alisa Craig Trust.  Mr. Svensson disclaims beneficial ownership of all shares of our Common Stock held by the Alisa Craig Trust.

(9)                             Includes 134,121 shares of Common Stock issuable upon the exercise of outstanding options and 77,897 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(10)                          Includes 42,858 shares of Common Stock issuable upon the exercise of outstanding options and 28,776 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(11)                          Includes 25,000 shares of Common Stock issuable pursuant to the terms of RSUs.

(12)                          Includes 9,643 shares of Common Stock issuable upon the exercise of outstanding options and 23,785 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(13)                          Includes 2,500 shares of Common Stock issuable upon the exercise of outstanding options and 24,213 shares of Common Stock issuable pursuant to the terms of RSUs.

(14)                          Includes 2,500 shares of Common Stock issuable upon the exercise of outstanding options and 13,261 shares of Common Stock issuable pursuant to the terms of RSUs.

(15)                          Includes 2,500 shares of Common Stock issuable upon the exercise of outstanding options and 30,076 shares of Common Stock issuable pursuant to the terms of RSUs.

(16)                      Includes shares held by all of the directors and executive officers, including Donald R. Swortwood, Scott R. Pancoast, Gary J.G. Atkinson, Dario A. Paggiarino, M.D., Gary Woodnutt Ph.D., Charles A. Mathews, Daniel L. Kisner M.D., Daniel H. Petree, and Jeffrey A. Ferrell.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

To the Company’s knowledge, no person who, during the fiscal year ended December 31, 2013, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not engaged in any transaction since January 1, 2012 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2013 and 2012 and in which any of our directors, named executive officers or any holder of more than 5% of our Common Stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.

For disclosure purposes, we sublease a portion of our facility to Western States Investment Corporation (“WSIC”). Mr. Donald Swortwood, one of our directors, has a 100% ownership interest in WSIC.  The terms of the sublease are the same as the financial terms of our direct lease. In addition, certain of our employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to us. We and WSIC reimburse each other for the cost of the services provided to the other entity.

Our rent expense totaled approximately $366,000 and $339,000 for the years ended December 31, 2013 and 2012, respectively. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2013 and 2012.

Lpath invoiced WSIC $34,600 for investment oversight expenses in 2012.  There were no such invoices to WSIC in 2013.  During 2013 and 2012, WSIC billed Lpath $41,900 and $83,400, respectively, for administrative expenses.

We believe that each of the transactions set forth above: (i) were entered into on terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by our Audit Committee pursuant to our related party transaction policy discussed below.

Related Party Transaction Policy

Pursuant to our Code of Business Conduct and Ethics, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Compensation Committee Interlocks and Insider Participation.

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2013, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S K. During fiscal 2013, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by its independent auditors during Fiscal Years 2013 and 2012.

Set forth below is certain information concerning fees billed to us by Moss Adams in respect of services provided in 2013 and 2012.

	2013	2012
Audit fees	$122,000	$122,000
Audit-related fees	43,000	49,000
Tax Fees	8,500	11,200
All other fees	—	—
Total	$173,500	$182,200

Audit Fees:  For the years ended December 31, 2013 and 2012, the aggregate audit fees billed by Moss Adams were for professional services rendered for audits and quarterly reviews of our consolidated financial statements.

Audit-Related Fees:  For the years ended December 31, 2013 and 2012, audit-related fees billed by Moss Adams pertained to services rendered in connection with (i) the audit of our Schedule of Expenditures for the National Institutes of Health Research and Development Program, and (ii) procedures required for filings with the SEC in conjunction with financing transactions.

Tax Fees:  For the years ended December 31, 2013 and 2012, fees billed by Moss Adams related to tax return preparation and tax planning services.

All Other Fees:  For the years ended December 31, 2013 and 2012, there were no fees billed by Moss Adams for other services, other than the fees described above.

Policy on Audit Committee pre-approval of audit and permitted non-audit services of independent auditors

The Audit Committee has determined that all services provided by Moss Adams were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. During 2013 and 2012, the Chair of the Audit Committee, subsequently advising the Audit Committee, or the Audit Committee itself pre-approved all audit related and the tax services provided by our independent auditors. During 2013 and 2012, no non-permitted or non-authorized services were performed by our independent registered public accounting firm.

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

3.1	Composite Articles of Incorporation (filed as Exhibit 3.1 to Form 8-A filed with the SEC on October 18, 2012 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2013).

3.3

Amended and Restated Bylaws, as amended on April 3, 2007 (conformed) (filed as Exhibit 3.5 to the Registration Statement on Form SB-2, SEC File No. 144199 (the “June 2007 SB-2”) and incorporated herein by reference).

3.4	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.2

Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.3	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

5.1	Opinion and Consent of DLA Piper LLP (US).*

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

10.4	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.5

Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc. (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.6

Form of Employment Agreement between Lpath, Inc. and Scott R. Pancoast dated as of January 1, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.7

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

10.9

Development and Manufacturing Services Agreement dated August 16, 2006 between Lpath Inc. and Laureate Pharma, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.10

Securities Purchase Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.14 to the June 2007 SB-2 and incorporated herein by reference).

10.11

Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

10.12

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

10.14

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

10.17

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

10.19	Form of Placement Agent Agreement. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

10.20	Form of Subscription Agreement for U.S. investors. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

10.21

Financial Advisor Agreement, dated as of December 30, 2011 by and between Lpath, Inc. and Griffin Securities, Inc. (filed as an exhibit to the registration statement on Form S-1/A filed with the SEC on February 10, 2012 and incorporated herein by reference.)

10.22	Form of Indemnification Agreement for directors and officers. (filed as an exhibit to Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference.)

10.23

Amendment to Option, License and Development Agreement, dated December 5, 2012, by and between Lpath, Inc. and Pfizer Inc (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013 and incorporated herein by reference).

10.24

At-The-Market Issuance Sales Agreement, dated as of August 15, 2013 by and between MLV & Co. LLC, JMP Securities LLC and Lpath, Inc. (filed as an exhibit to the Registration Statement on Form S-3 filed with the SEC on August 15, 2013 and incorporated herein by reference).

10.25	At-The-Market Issuance Sales Agreement, dated as of March 18, 2014 by and between MLV & Co. LLC and Lpath, Inc.*

10.26	First Amendment to Employment Agreement, between Lpath, Inc. and Gary Atkinson, entered into as of March 17, 2014.+*

10.27	Form of Option Agreement, between the Lpath, Inc. and its officers and directors.+*

10.28	Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Dario A. Paggiarino, M.D.+*

10.29	Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Gary Woodnutt Ph.D.+*

23.1	Consent of Moss Adams LLP.*

23.2	Consent of DLA Piper LLP (US) (included in Exhibit 5.1).*

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.*

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.*

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

101.INS# XBRL	Instance Document

101.SCH# XBRL	Taxonomy Extension Schema Document

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document

+                                         Management contract or compensation plan or arrangement

*                                         Provided herewith.

(c)                                  Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 18, 2014 by the undersigned thereto.

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

Signature	Title	Date

/s/ SCOTT R. PANCOAST	President, Chief Executive Officer, and Director	March 18, 2014
Scott R. Pancoast	(Principal Executive Officer)

/s/ GARY J. G. ATKINSON	Senior Vice President and Chief Financial Officer	March 18, 2014
Gary J. G. Atkinson	(Principal Financial and Accounting Officer)

/s/ CHARLES A. MATHEWS	Director	March 18, 2014
Charles A. Mathews

/s/ DONALD R. SWORTWOOD	Director	March 18, 2014
Donald R. Swortwood

/s/ DANIEL L. KISNER, M.D.	Director	March 18, 2014
Daniel L. Kisner, M.D.

/s/ JEFFREY FERRELL	Director	March 18, 2014
Jeffrey Ferrell

/s/ DANIEL PETREE	Director	March 18, 2014
Daniel Petree

SIGNATURE PAGE TO LPATH, INC. 2013 ANNUAL REPORT ON FORM 10-K