Form 10-Q
period 2014-03-31
LPATH, INC
filed 2014-05-09
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of issuer’s outstanding Class A common stock as of May 9, 2014 was 15,588,848.

LPATH, INC.

FORM 10-Q

March 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 18, 2014. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$16,111,256	$11,851,639
Accounts receivable	2,704,293	1,310,037
Prepaid expenses and other current assets	445,569	292,477
Total current assets	19,261,118	13,454,153

Equipment and leasehold improvements, net	279,507	211,362
Patents, net	2,012,563	1,926,868
Deposits and other assets	77,350	77,350

Total assets	$21,630,538	$15,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,564,683	$2,025,799
Accrued compensation	331,661	693,022
Accrued expenses	595,912	291,358
Deferred contract revenue, current portion	374,000	498,000
Deferred rent, short-term portion	26,406	24,008
Total current liabilities	3,892,662	3,532,187

Deferred rent, long-term portion	62,172	69,373
Warrants	2,300,000	2,100,000
Total liabilities	6,254,834	5,701,560

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 15,309,183 and 13,387,914 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15,309	13,388
Additional paid-in capital	68,139,142	59,432,943
Accumulated deficit	(52,778,747)	(49,478,158)
Total stockholders’ equity	15,375,704	9,968,173

Total liabilities and stockholders’ equity	$21,630,538	$15,669,733

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Grant and royalty revenue	$116,099	$224,220
Research and development revenue under collaborative agreements	1,603,277	887,590
Total revenues	1,719,376	1,111,810

Expenses:
Research and development	3,663,008	1,584,684
General and administrative	1,156,957	1,003,855
Total expenses	4,819,965	2,588,539

Loss from operations	(3,100,589)	(1,476,729)

Other income (expense), net	—	27,022
Change in fair value of warrants	(200,000)	200,000
Total other income (expense), net	(200,000)	227,022

Net loss	$(3,300,589)	$(1,249,707)

Basic and diluted net loss per share	$(0.23)	$(0.09)

Weighted-average shares outstanding used in the calculation	14,511,710	13,401,821

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(3,300,589)	$(1,249,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	317,801	193,886
Change in fair value of warrants	200,000	(200,000)
Depreciation and amortization	35,916	42,034
Changes in operating assets and liabilities:
Accounts receivable	(1,394,256)	5,734
Prepaid expenses and other current assets	(153,092)	90,808
Accounts payable and accrued expenses	501,966	(1,964,821)
Deferred contract revenue	(124,000)	(887,590)
Other	(4,803)	(29,497)
Net cash used in operating activities	(3,921,057)	(3,999,153)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(91,248)	(11,050)
Patent expenditures	(98,508)	(73,972)
Net cash used in investing activities	(189,756)	(85,022)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	8,440,807	—
Proceeds from options and warrants exercised	250	1,450
Payment for restricted stock tax liability on net settlement	(70,627)	—
Net cash provided by financing activities	8,370,430	1,450

Net (decrease) increase in cash and cash equivalents	4,259,617	(4,082,725)

Cash and cash equivalents at beginning of period	11,851,639	24,621,083
Cash and cash equivalents at end of period	$16,111,256	$20,538,358

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$200,000	$(200,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2013 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The company recognized revenue under the Pfizer Agreement as follows:

	Three Months Ended
	March 31,
	2014	2013
Cost reimbursements	$1,479,277	$—
Amortization of development fees	124,000	887,590
	$1,603,277	$887,590

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended
	March 31,
	2014	2013

Research and development	$114,652	$40,410
General and administrative	203,149	153,476

Total share-based compensation expense	$317,801	$193,886

As of March 31, 2014, there was a total of $2.8 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.1 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2014 and 2013.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at March 31, 2014 were as follows:

	Fair Value as of March 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$2,300,000	$2,300,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2014	$2,100,000
Change in fair value of warrants	200,000

Warrant liability as of March 31, 2014	$2,300,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the three months ended March 31, 2014, 7,143 warrants expired.  As of March 31, 2014, there were 923,956 warrants outstanding with a weighted-average exercise price of $7.60 per share expiring through March 2017.

Note 5 — COMMON STOCK

On March 18, 2014, Lpath cancelled its at-the-market issuance sales agreement with MLV & Co. LLC (“MLV”) and JMP Securities LLC and entered into a new at-the-market issuance sales agreement with MLV (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may issue and sell shares of its common stock having an aggregate offering price of up to $23 million from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. During the quarter ended March 31, 2014, the company sold 1,865,488 shares at sales prices ranging from $4.30 to $5.16 per share, resulting in $8,441,000 in net proceeds. From April 1, 2014 to May 9, 2014, the company sold 268,840 shares at sales prices ranging from $4.25 to $4.76 per share, resulting in $1.2 million in net proceeds.

Note 6 — EARNINGS PER SHARE

Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Three Months Ended
	March 31,
	2014	2013
Stock options	807,901	364,463
Warrants	923,956	1,261,874
Restricted stock units	654,784	545,552
Total	2,386,641	2,171,889

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in our 2013 Annual Report on Form 10-K.

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

In December 2010, we entered into an agreement with Pfizer Inc. (the “Pfizer Agreement”), which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. Under the original terms of the Pfizer Agreement, Pfizer and the Company planned to conduct two studies, including a Phase 1b study in wet AMD patients with Pigment Epithelial Detachment (PED), a complication of wet AMD (the ‘‘PEDigree trial’’), and a larger Phase 2 study in wet AMD patients generally (the ‘‘Nexus trial’’). The Company began enrolling patients in the PEDigree and Nexus trials in September 2011 and October 2011, respectively.

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

As of March 31, 2014, Pfizer had paid the Company $20.0 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

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

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. This study is ongoing, and we expect to complete the first cohort of this study in 2014.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or a third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends on the latest date that Pfizer, or a third party who may acquire Pfizer’s rights, may exercise its option to continue development of iSONEP.

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

Lpath has incurred significant net losses since its inception. As of March 31, 2014, we had an accumulated deficit of approximately $52.8 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $24 million from April 1, 2014 through the second quarter of 2015. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2 clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab. As of March 31, 2014, we had cash and cash equivalents totaling $16.1 million. In addition, from April 1, 2014 through May 9, 2014, we have received net proceeds of $1.2 million from the issuance of common stock in “at-the-market” sales pursuant to the at-the-market sales agreement we entered into in March 2014. Additional near-term sources of cash include our accounts receivable of $2.7 million and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.3 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2015. However, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2015.

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

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended March 31, 2014 were $116,000 compared to $224,000 for the quarter ended March 31, 2013. The decrease of $108,000 in 2014 was due to the conclusion of one of  our NIH grants in August 2013.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Three Months Ended
	March 31,
	2014	2013
Cost reimbursements	$1,479,277	$—
Amortization of development fees	124,000	887,590
	$1,603,277	$887,590

During the fourth quarter of 2013, we reached the point in the contract where Pfizer became responsible for funding the iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During the first quarter of 2013, Lpath was responsible for funding iSONEP development costs, resulting in increased amortization of development fees in 2013 compared to 2014.  Overall project costs in the first quarter of 2014 were greater than during the first quarter of 2013 because there were more active patients in the study in the first quarter of 2014 than there were during the  the same period of 2013.

Research and Development Expenses.  Research and development expenses increased to $3,663,000 for the first quarter of 2014 from $1,585,000 for the first quarter of 2013, an increase of $2,078,000.  The increase in 2014 was driven by the increased costs of our ongoing clinical trials and the addition of new employees in the research and development functions.

General and Administrative Expenses. General and administrative expenses were $1,157,000 for the quarter ended March 31, 2014 compared to $1,004,000 for the same period in 2013, an increase of $153,000.  This increase is principally attributable to increased expenses incurred related to legal and professional fees and investor relations. .

Change in Fair Value of Warrants. Various factors are considered in the pricing model we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $200,000 net change in fair value of the warrants credited to the results of operations, recognized during the three months ended March 31, 2014, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of March 31, 2014, Lpath had cash and cash equivalents totaling $16.1 million.  In addition, from April 1, 2014 through May 9, 2014, we have received net proceeds of $1.2 million from the issuance of common stock in “at-the-market” sales pursuant to the at-the-market sales agreement we entered into in March 2014.  Additional near-term sources of cash include our accounts receivable of $2.7 million and funding under the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.3 million of unexpended funding remaining on NIH grants awarded to the company. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $24 million from April 1, 2014 through the second quarter of 2015.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2 clinical trial for ASONEP. In addition, this estimate includes the expenses to develop the manufacturing process and conduct the IND-enabling studies for our third product candidate, Lpathomab.  We believe our cash on hand as of March 31, 2014, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through the second quarter of 2015.

In addition, we may receive additional funding to support our operations beyond the second quarter of 2015 under the Pfizer Agreement if Pfizer (or any third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or any third party who may acquire Pfizer’s rights), that Pfizer (or any third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, but does so after 2014, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2015.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 18, 2014. The risks and uncertainties described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

10.25

At-The-Market Issuance Sales Agreement, dated as of March 18, 2014 by and between MLV & Co. LLC and Lpath, Inc. (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference).

10.26

First Amendment to Employment Agreement, between Lpath, Inc. and Gary Atkinson, entered into as of March 17, 2014. (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference). +

10.27

Form of Option Agreement, between the Lpath, Inc. and its officers and directors (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference). +

10.28

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Dario A. Paggiarino, M.D.+ (filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference).

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

Lpath, Inc.

Date: May 9, 2014	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)