Form 10-Q
period 2014-06-30
LPATH, INC
filed 2014-08-08
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35706

LPATH, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1630142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of issuer’s outstanding Class A common stock as of August 8, 2014 was 15,618,666.

LPATH, INC.

FORM 10-Q

June 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 18, 2014. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$14,263,475	$11,851,639
Accounts receivable	1,313,503	1,310,037
Prepaid expenses and other current assets	417,988	292,477
Total current assets	15,994,966	13,454,153

Equipment and leasehold improvements, net	260,924	211,362
Patents, net	2,074,192	1,926,868
Deposits and other assets	77,350	77,350

Total assets	$18,407,432	$15,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,544,122	$2,025,799
Accrued compensation	416,991	693,022
Accrued expenses	270,347	291,358
Deferred contract revenue, current portion	250,000	498,000
Deferred rent, short-term portion	28,804	24,008
Total current liabilities	3,510,264	3,532,187

Deferred rent, long-term portion	54,971	69,373
Warrants	1,700,000	2,100,000
Total liabilities	5,265,235	5,701,560

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 15,591,161 and 13,387,914 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15,591	13,388
Additional paid-in capital	69,631,214	59,432,943
Accumulated deficit	(56,504,608)	(49,478,158)
Total stockholders’ equity	13,142,197	9,968,173

Total liabilities and stockholders’ equity	$18,407,432	$15,669,733

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Grant and royalty revenue	$316,083	$577,295	$199,984	$353,075
Research and development revenue under collaborative agreements	2,735,386	2,551,111	1,132,109	1,663,521
Total revenues	3,051,469	3,128,406	1,332,093	2,016,596

Expenses:
Research and development	8,237,972	4,424,161	4,574,964	2,839,477
General and administrative	2,239,965	2,112,742	1,083,008	1,108,887
Total expenses	10,477,937	6,536,903	5,657,972	3,948,364

Loss from operations	(7,426,468)	(3,408,497)	(4,325,879)	(1,931,768)

Other income, net	18	27,022	18	—
Change in fair value of warrants	400,000	750,000	600,000	550,000
Total other income (expense), net	400,018	777,022	600,018	550,000

Net loss	$(7,026,450)	$(2,631,475)	$(3,725,861)	$(1,381,768)

Basic and diluted net loss per share	$(0.46)	$(0.20)	$(0.23)	$(0.10)

Weighted-average shares outstanding used in the calculation	15,192,395	13,410,696	15,865,634	13,419,512

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(7,026,450)	$(2,631,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	704,226	402,759
Change in fair value of warrants	(400,000)	(750,000)
Depreciation and amortization	98,948	129,047
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	(148,490)
Prepaid expenses and other current assets	(125,511)	113,379
Accounts payable and accrued expenses	195,364	(1,437,809)
Deferred contract revenue	(248,000)	(2,491,016)
Other	(9,606)	(36,919)
Net cash used in operating activities	(6,814,495)	(6,850,524)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(99,007)	(37,734)
Patent expenditures	(196,827)	(185,564)
Net cash used in investing activities	(295,834)	(223,298)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	9,604,892	—
Proceeds from options and warrants exercised	250	3,289
Payment for restricted stock tax liability on net settlement	(82,977)	(44,833)
Net cash provided by(used in) financing activities	9,522,165	(41,544)

Net (decrease) increase in cash and cash equivalents	2,411,836	(7,115,366)

Cash and cash equivalents at beginning of period	11,851,639	24,621,083
Cash and cash equivalents at end of period	$14,263,475	$17,505,717

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(400,000)	$(750,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on our consolidated financial statements.

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

The company recognized revenue under research and development collaborative agreements as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost reimbursements	$2,487,386	$—	$1,008,109	$—
Amortization of license and development fees	248,000	2,491,015	124,000	1,603,425
Other	—	60,096	—	60,096
	$2,735,386	$2,551,111	$1,132,109	$1,663,521

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Research and development	$232,913	$122,849	$118,261	$82,439
General and administrative	471,313	279,910	268,164	126,434

Total share-based compensation expense	$704,226	$402,759	$386,425	$208,873

As of June 30, 2014, there was a total of $2.4 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.5 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three-month periods ended June 30, 2014 and 2013.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at June 30, 2014 were as follows:

	Fair Value as of June 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$1,700,000	$1,700,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2014	$2,100,000
Change in fair value of warrants	(400,000)

Warrant liability as of June 30, 2014	$1,700,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During the three months ended June 30, 2014, 5,715 warrants expired.  As of June 30, 2014, there were 924,241 warrants outstanding with a weighted-average exercise price of $7.58 per share expiring through May 2017.

Note 5 — COMMON STOCK

On March 18, 2014, Lpath entered into an at-the-market issuance sales agreement with MLV (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may issue and sell shares of its common stock having an aggregate offering price of up to $23 million (subject to limitations set by the SEC if the aggregate market-value of the company’s common stock held by non-affiliates remains below $75 million) from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. During the quarter ended June 30, 2014, the company sold 268,840 shares at sales prices ranging from $4.25 to $4.76 per share, resulting in $1,189,000 in net proceeds. From July 1, 2014 to August 8, 2014, the company sold 27,505 shares at sales prices ranging from $3.50 to $4.08 per share, resulting in $99,000 in net proceeds.

Note 6 — EARNINGS PER SHARE

Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Six and Three Months Ended
	June 30,
Stock options	802,829	362,469
Warrants	924,241	1,261,874
Restricted stock units	636,209	713,989
Total	2,363,279	2,338,332

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we are conducting a Phase 2 study in wet AMD patients (the “Nexus trial”).  We began enrolling patients in the Nexus trial in October 2011.  We anticipate to complete dosing the last Nexus trial patient during the second half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all” in our Form 10-K for the fiscal year ended December 31, 2013.

In October 2013, we announced that we had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  We presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed us that our offers were not competitive with other offers. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by to the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party.  Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement.  Nevertheless, we believe that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that we are closer to the completion of the Nexus trial.

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

As of June 30, 2014, Pfizer had paid the Company $22.6 million pursuant to the terms of the Pfizer Agreement. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial. Pfizer has continued to meet its funding obligations under the Pfizer Agreement.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. In July 2014, we reported interim results for this study, and announced that, based on the safety profile of ASONEP and promising interim results, we plan to move the project forward and initiate dosing in a second cohort of patients.

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

Lpath has incurred significant net losses since its inception. As of June 30, 2014, we had an accumulated deficit of approximately $56.5 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $22 million from July 1, 2014 through the June 30, 2015. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2 clinical trial for ASONEP. In addition, this estimate includes the expenses to complete the manufacturing of the Lpathomab clinical drug product and conduct the IND-enabling studies for Lpathomab. As of June 30, 2014, we had cash and cash equivalents totaling $14.3 million. Additional near-term sources of cash include our accounts receivable of $1.3 million, as well as additional funding pursuant to the terms of the Pfizer Agreement to support our Nexus clinical trial. We also have $0.3 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2015. However, the continuation of our current clinical development activities beyond the second quarter of 2015 is dependent upon our ability to obtain additional funding. In the event that we are unable to obtain additional funding, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to the second quarter of 2015 is dependent on our ability to obtain significant additional funding.

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

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended June 30, 2014 were $200,000 compared to $353,000 for the quarter ended June 30, 2013. For the first half of 2014. Grant and royalty revenues were $316,000 compared to $577,000 for the first half of 2013, a decrease of $261,000.  The decreases in 2014 were due to the completion of one of our NIH grants in August 2013.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues under research and development collaborative agreements as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost reimbursements	$2,487,386	$—	$1,008,109	$—
Amortization of license and development fees	248,000	2,491,015	124,000	1,603,425
Other	—	60,096	—	60,096
	$2,735,386	$2,551,111	$1,132,109	$1,663,521

During the fourth quarter of 2013, we reached the point in the contract where Pfizer became responsible for funding the iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During the first half of 2013, Lpath was responsible for funding iSONEP development costs, resulting in increased amortization of development fees in 2013 compared to 2014.

Research and Development Expenses.  Research and development expenses increased to $8,238,000 for the first half of 2014 from $4,424,000 for the first half of 2013, an increase of $3,814,000.  For the second quarter of 2014, research and development expenses increased to $4,575,000 from $2,839,000 for the second quarter of 2013, an increase of $1,736,000.  The increases in 2014 were driven by the increased costs of our ongoing clinical trials, especially the expenses related to manufacturing process development and scale-up and IND-enabling studies for the Lpathomab program, as well as the addition of new employees in the research and development functions.

General and Administrative Expenses. General and administrative expenses were $2,240,000 for the six-month period ended June 30, 2014 compared to $2,112,000 for the same period in 2013, an increase of $128,000.  This increase is principally attributable to increased stock compensation expense incurred in connection with options issued to employees in 2014.

General and administrative expenses were $1,083,000 for the quarter ended June 30, 2014 compared to $1,109,000 for the same period in 2013, a decrease of $26,000.  This decrease is principally attributable to reduced legal fees in 2014.

Change in Fair Value of Warrants. Various factors are considered in the pricing model we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the company’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the net change in fair value of the warrants reflected in the statement of operations, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by the company.

Liquidity and Capital Resources

As of June 30, 2014, Lpath had cash and cash equivalents totaling $14.3 million. Additional near-term sources of cash include our accounts receivable of $1.3 million as well as additional funding pursuant to the terms of the Pfizer Agreement to support our Nexus clinical trial. We also have $0.3 million of unexpended funding remaining on NIH grants awarded to the company. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $22 million from July 1, 2014 through the June 30, 2015.  This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2 clinical trial for ASONEP. In addition, this estimate includes the expenses to complete the manufacturing of the Lpathomab clinical drug product and conduct the IND-enabling studies for Lpathomab. We believe our cash on hand as of June 30, 2014, together with amounts to be received pursuant to the Pfizer Agreement and NIH grants, should be sufficient to fund our ongoing research and development activities, as currently planned, through the second quarter of 2015. However, the continuation of our current clinical development activities beyond the second quarter of 2015 is dependent upon our ability to obtain additional funding. In the event that we are unable to obtain additional funding, certain planned research and development activities will be deferred or curtailed. Even if we reduce our research and development expenses, the continuation of our operations subsequent to the second quarter of 2015 is dependent on our ability to obtain significant additional funding.

We may receive additional funding to support our operations beyond the second quarter of 2015 under the terms of the Pfizer Agreement if Pfizer (or any third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP. However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or any third party who may acquire Pfizer’s rights), that Pfizer (or any third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all. Even if Pfizer exercises its option, we may be required to secure substantial additional capital to continue to fund our planned drug discovery and development projects beyond 2015.

We have also entered into an at-the-market issuance sales agreement on March 18, 2014 with MLV & Co. LLC and filed a prospectus supplement under which we may sell a total of up to $23,000,000 in shares of our common stock (subject to limitations set by the SEC if the aggregate market-value of our common stock held by non-affiliates remains below $75 million).

Further, our expenses may exceed our current plans and expectations.  For example, while we believe we have adequate supplies of clinical material to complete the Phase 2 clinical trial for iSONEP, and to meet the requirements of the ASONEP Phase 2 clinical trial through 2014, we will probably need to manufacture additional clinical material depending on various factors, including the stability of the drug product and the length of time that patients remain on the study.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on our consolidated financial statements.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 18, 2014 (the “Form 10-K”). Except as set forth below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities.

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $22 million from July 1, 2014 through June 30, 2015. As of June 30, 2014, we had cash and cash equivalents totaling $14.3 million. Additional near-term sources of cash include accounts receivable of $1.3 million, additional funding from Pfizer pursuant to the terms of the Pfizer Agreement to support our Nexus clinical trial, as well as $0.3 million of unexpended funding remaining on NIH grants awarded to the company. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2015.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2015. In addition, our expenses may exceed our current plans and expectations.  For example, while we believe we have adequate supplies of clinical material to complete the Phase 2 clinical trial for iSONEP, and we also believe we have enough clinical material to meet the requirements of the ASONEP Phase 2 clinical trial through 2014.  However, depending on various factors, including the stability of the drug product and the length of time that patients remain on the study, we will probably need to manufacture additional clinical material to complete the ASONEP Phase 2 clinical trial.

If Pfizer (or a third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the second quarter of 2015.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or a third party who may acquire Pfizer’s rights), that Pfizer (or that a third party who may acquire Pfizer’s rights) will exercise its option to commercialize iSONEP prior to the end of first quarter of 2015 or at all, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

In addition, we have entered into an at-the-market issuance sales agreement on March 18, 2014 with MLV & Co. LLC and filed a prospectus supplement under which we may sell a total of up to $23,000,000 in shares of our common stock (subject to limitations set by the SEC if the aggregate market-value of our common stock held by non-affiliates remains below $75 million).

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. We may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the second quarter of 2015.  Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

2.3

Plan of Conversion, dated July 17, 2014, changing the Company’s state of incorporation from the State of Nevada to the State of Delaware (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.3 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.4 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units. (filed as an exhibit to Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.2

Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.3	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

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

10.21

Financial Advisor Agreement, dated as of December 30, 2011 by and between Lpath, Inc. and Griffin Securities, Inc. (filed as an exhibit to the registration statement on Form S-1/A filed with the SEC on February 10, 2012 and incorporated herein by reference).

10.22	Form of Indemnification Agreement for directors and officers under Nevada law (filed as an exhibit to Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference).+

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

10.26

First Amendment to Employment Agreement, between Lpath, Inc. and Gary Atkinson, entered into as of March 17, 2014 (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference). +

10.27

Form of Option Agreement, between the Lpath, Inc. and its officers and directors (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference). +

10.28

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Dario A. Paggiarino, M.D. (filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.29	Form of Indemnification Agreement for directors and officers under Delaware law (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).+

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.*

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.*

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

101.INS# XBRL	Instance Document

101.SCH# XBRL	Taxonomy Extension Schema Document

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document

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

Lpath, Inc.

Date: August 8, 2014	/S/ SCOTT R. PANCOAST
Scott R. Pancoast
President and Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)