Form 10-Q
period 2014-09-30
LPATH, INC
filed 2014-11-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of issuer’s outstanding common stock as of November 11, 2014 was 19,277,600.

LPATH, INC.

FORM 10-Q

September 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 18, 2014. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$20,508,779	$11,851,639
Accounts receivable	2,058,985	1,310,037
Prepaid expenses and other current assets	1,661,365	292,477
Total current assets	24,229,129	13,454,153

Equipment and leasehold improvements, net	237,238	211,362
Patents, net	2,141,921	1,926,868
Deposits and other assets	77,350	77,350

Total assets	$26,685,638	$15,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,625,222	$2,025,799
Accrued compensation	321,083	693,022
Accrued expenses	221,364	291,358
Deferred contract revenue	187,500	498,000
Deferred rent, short-term portion	31,274	24,008
Total current liabilities	3,386,443	3,532,187

Deferred rent, long-term portion	45,300	69,373
Warrants	1,300,000	2,100,000
Total liabilities	4,731,743	5,701,560

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 19,224,708 and 13,387,914 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	19,225	13,388
Additional paid-in capital	81,608,382	59,432,943
Accumulated deficit	(59,673,712)	(49,478,158)
Total stockholders’ equity	21,953,895	9,968,173

Total liabilities and stockholders’ equity	$26,685,638	$15,669,733

 See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

 Condensed Consolidated Statements of Operations

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Grant and royalty revenue	$448,380	$1,282,920	$132,297	$705,625
Research and development revenue under collaborative agreements	3,713,553	4,396,132	978,167	1,845,021
Total revenues	4,161,933	5,679,052	1,110,464	2,550,646

Expenses:
Research and development	11,868,453	7,777,218	3,630,481	3,353,057
General and administrative	3,289,052	3,089,402	1,049,087	976,660
Total expenses	15,157,505	10,866,620	4,679,568	4,329,717

Loss from operations	(10,995,572)	(5,187,568)	(3,569,104)	(1,779,071)

Other income (expense), net	18	26,602	—	(420)
Change in fair value of warrants	800,000	—	400,000	(750,000)
Total other income (expense), net	800,018	26,602	400,000	(750,420)

Net loss	$(10,195,554)	$(5,160,966)	$(3,169,104)	$(2,529,491)

Basic and diluted net loss per share	$(0.66)	$(0.38)	$(0.20)	$(0.19)

Weighted-average shares outstanding used in the calculation	15,516,950	13,416,748	16,155,752	13,428,623

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(10,195,554)	$(5,160,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	999,895	630,659
Change in fair value of warrants	(800,000)	—
Depreciation and amortization	166,983	161,461
Changes in operating assets and liabilities:
Accounts receivable	(748,948)	(388,379)
Prepaid expenses and other current assets	(1,368,888)	46,907
Accounts payable and accrued expenses	131,573	(271,806)
Deferred contract revenue	(310,500)	(4,336,036)
Other	(16,807)	(36,774)
Net cash used in operating activities	(12,142,246)	(9,354,934)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(99,007)	(37,734)
Patent expenditures	(308,905)	(272,196)
Net cash used in investing activities	(407,912)	(309,930)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	21,290,025	—
Proceeds from options and warrants exercised	250	3,289
Payment for restricted stock tax liability on net settlement	(82,977)	(44,833)
Net cash provided by (used in) financing activities	21,207,298	(41,544)

Net increase (decrease) in cash and cash equivalents	8,657,140	(9,706,408)

Cash and cash equivalents at beginning of period	11,851,639	24,621,083
Cash and cash equivalents at end of period	$20,508,779	$14,914,675

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(800,000)	$—

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASU 2014-9 is not expected to have a material effect on our consolidated financial statements.

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

The company recognized revenue under research and development collaborative agreements as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost reimbursements	$3,403,053	$—	$915,667	$—
Amortization of license and development fees	310,500	4,336,036	62,500	1,845,021
Other	—	60,096	—	—
	$3,713,553	$4,396,132	$978,167	$1,845,021

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Research and development	$352,994	$227,260	$120,081	$104,411
General and administrative	646,901	403,399	175,588	123,489

Total share-based compensation expense	$999,895	$630,659	$295,669	$227,900

As of September 30, 2014, there was a total of $2.1 million in unrecognized compensation expense related to unvested stock-based compensation issued under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.4 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three-month periods ended September 30, 2014 and 2013.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities. The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement. The company’s recurring fair value measurements at September 30, 2014 were as follows:

	Fair Value as of September 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$1,300,000	$1,300,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2014	$2,100,000
Change in fair value of warrants	(800,000)

Warrant liability as of September 30, 2014	$1,300,000

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares.  As of September 30, 2014, there were 4,587,359 warrants outstanding with a weighted-average exercise price of $4.21 per share expiring through September 2019.

Note 5 — COMMON STOCK

On March 18, 2014, Lpath entered into an at-the-market issuance sales agreement with MLV (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may from time to time, at the company’s option, issue and, through MLV, sell shares of its common stock having an aggregate offering price of up to $23 million (subject to limitations set by the SEC if the aggregate market-value of the company’s common stock held by non-affiliates remains below $75 million, which limitations reduce the amount that we can offer at this time to approximately $4.9 million and subject to certain time based limitations pursuant to the securities purchase agreement entered into in connection with the direct offering discussed below) from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. During the quarter ended September 30, 2014, the company sold 27,505 shares at sales prices ranging from $3.50 to $4.08 per share, resulting in $99,000 in net proceeds.

In September 2014, Lpath sold 3,605,042 registered shares of common stock and warrants to purchase 3,605,042 unregistered shares of common stock in a direct offering at a purchase price of $3.475 per share-and-warrant-share combination.  The warrants have an exercise price of $3.36 per underlying share, are immediately exercisable, and terminate on the five-year anniversary of issuance.  Each warrant may be exercised using a cashless exercise procedure if the resale of the underlying shares are not covered by an effective registration statement.  Net proceeds of this offering totaled $11,500,000 after deducting placement agent fees and other expenses of the offering. Maxim Group LLC (“Maxim”) acted as the exclusive placement agent for the offering.  Maxim received a placement agent fee of $751,651 and an unregistered warrant to purchase 54,076 unregistered shares of common stock (the “Maxim Warrant”) as well as the reimbursement of fees and expenses up to $60,000.  The Maxim Warrant has an exercise price of $3.36 per share, is immediately exercisable, and will terminate on August 23, 2018.

As part of the transaction, Lpath has agreed not to issue any shares of Common Stock or securities convertible into shares of Common Stock until March 19, 2015, except for certain exempt issuances.  Lpath also agreed not to offer any variable-rate securities until October 23, 2015, provided, however, that the Company can recommence sales under its existing at-the-market vehicle after March 19, 2015.

Note 6 — EARNINGS PER SHARE

Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Nine and Three Months Ended
	September 30,
	2014	2013
Stock options	802,829	363,269
Warrants	4,587,359	931,099
Restricted stock units	636,209	712,038
Total	6,026,397	2,006,406

Note 7 — SUBSEQUENT EVENT

On November 3, 2014, the Board of Directors (the “Board”) of the Company accepted the resignation of Scott Pancoast as the Company’s President and Chief Executive Officer and as a member of the Board. Mr. Pancoast’s resignation did not result from any disagreement with the Company on any matter relating to the company’s operations, policies, or practices. In connection with Mr. Pancoast’s resignation, on November 3, 2014 (the “Separation Date”), the Company and Mr. Pancoast entered into a separation agreement and general release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Pancoast will receive (i) $300,000, less applicable payroll deductions and required withholdings, payable in eight monthly installments of $37,500, and (ii) a final payment of $3,750, payable on the nine-month anniversary of the Separation Date. In addition, the Company will pay or reimburse Mr. Pancoast for the COBRA premiums required to insure Mr. Pancoast and his legal dependents for a period of 24 months following the Separation Date. Additionally, (i) the portion of Mr. Pancoast’s stock options that would have vested by May 3, 2016 will immediately vest and Mr. Pancoast will have until March 10, 2016 to exercise such options and (ii) the portion of Mr. Pancoast’s restricted stock units that would have vested by November 8, 2015 will immediately vest. Additionally, as part of the Separation Agreement, Mr. Pancoast agreed to a 12-month standstill and customary general releases. The description of the Separation Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2014 and incorporated herein by reference.

On November 3, 2014, the Board also appointed Michael Lack, as the Company’s Interim Chief Executive Officer and Principal Executive Officer. Mr. Lack will lead the Company while the Board conducts a search for a new Chief Executive Officer. The Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer. Under the Consulting Agreement, Mr. Lack will receive a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions. In addition, the Board granted Mr. Lack restricted stock units for 15,000 shares of Common Stock that will vest in full, subject to certain exceptions, on the earlier of (i) the one-year anniversary of the date of his appointment or (ii) the date on which he no longer provides services to the Company.

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

We entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we are conducting a Phase 2 study in wet AMD patients (the “Nexus trial”).  We began enrolling patients in the Nexus trial in October 2011.  We anticipate that we will enroll the last Nexus trial patient during the second half of 2014. The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all” in our Form 10-K for the fiscal year ended December 31, 2013.

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

As of September 30, 2014, Pfizer had paid the Company $22.6 million pursuant to the terms of the Pfizer Agreement. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial. Pfizer has continued to meet its funding obligations under the Pfizer Agreement.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma. This study is ongoing and we expect to complete it in 2015.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or a third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends on the latest date that Pfizer, or a third party who may acquire Pfizer’s rights, may exercise its option to continue development of iSONEP.

Lpathomab™, our pre-clinical product candidate, is a mAb against lysophosphatidic acid (“LPA”), a key bioactive lipid that has long been recognized as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has also demonstrated that LPA is a significant contributor to neuropathic pain and traumatic brain injury, and plays a key role in pulmonary fibrosis. We have selected the clinical candidate mAb from among three humanized mAbs that inhibit LPA. These mAbs were tested against each other in various models of human disease to determine which mAb would be most likely to succeed in clinical trials. We are now engaged in manufacturing the cGMP clinical drug product and expect to complete all Investigational New Drug (“IND”) enabling studies by the end of 2014. We plan to file the IND in early 2015, and begin testing Lpathomab in clinical trials thereafter.

Lpath has incurred significant net losses since its inception. As of September 30, 2014, we had an accumulated deficit of approximately $59.7 million. We expect that the cost of our ongoing research and development activities, including general and administrative expenses, will approximate $23 million from October 1, 2014 through the end of 2015. This estimate includes the expenses to conduct the Nexus clinical trial for iSONEP, as well as the Phase 2 clinical trial for ASONEP. In addition, this estimate includes the expenses to complete the manufacturing of the Lpathomab clinical drug product and the IND-enabling studies for Lpathomab. As of September 30, 2014, we had cash and cash equivalents totaling $20.5 million. Additional near-term sources of cash include our accounts receivable of $2.1 million, as well as additional funding pursuant to the terms of the Pfizer Agreement to support our Nexus clinical trial.  We believe these funds should be sufficient to fund our planned drug discovery and development activities at least through the first quarter of 2016. However, the continuation of our current clinical development activities beyond the first quarter of 2016 is dependent upon our ability to obtain additional funding. In the event that we are unable to obtain additional funding, certain planned research and development activities will be deferred or curtailed.

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

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended September 30, 2014 were $132,000 compared to $706,000 for the quarter ended September 30, 2013, a decrease of $574,000.  For the first three quarters of 2014, grant and royalty revenues were $448,000 compared to $1,283,000 for the first three quarters of 2013, a decrease of $835,000.  The decreases in 2014 were due to the completion of one of our NIH grants in August 2013.

Research and Development Revenue Under Collaborative Agreement. As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues under research and development collaborative agreements as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost reimbursements	$3,403,053	$—	$915,667	$—
Amortization of license and development fees	310,500	4,336,036	62,500	1,845,021
Other	—	60,096	—	—
	$3,713,553	$4,396,132	$978,167	$1,845,021

During the fourth quarter of 2013, we reached the point in the Pfizer Agreement where Pfizer became responsible for funding the iSONEP development costs pursuant to the terms of the Pfizer Agreement.  During 2013, Lpath was responsible for funding iSONEP development costs, resulting in increased amortization of development fees in 2013 compared to 2014.

Research and Development Expenses.  Research and development expenses increased to $11,868,000 for the first three quarters of 2014 from $7,777,000 for the first three quarters of 2013, an increase of $4,091,000.  For the third quarter of 2014, research and development expenses increased to $3,630,000 from $3,353,000 for the third quarter of 2013, an increase of $277,000.  The increases in 2014 were driven by the increased costs of our ongoing clinical trials, especially the expenses related to manufacturing process development and IND-enabling studies for the Lpathomab program, as well as the addition of new employees in the research and development functions.

General and Administrative Expenses. General and administrative expenses were $3,289,000 for the nine-month period ended September 30, 2014 compared to $3,089,000 for the same period in 2013, an increase of $200,000.  General and administrative expenses were $1,049,000 for the quarter ended September 30, 2014 compared to $977,000 for the same period in 2013, an increase of $72,000.  These increases are principally attributable to increased stock compensation expense incurred in connection with stock options issued to employees in 2014.

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

Liquidity and Capital Resources

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $23 million from October 1, 2014, through the end of 2015. In September 2014, we closed a direct offering in which we sold 3,605,042 registered shares of common stock and warrants to purchase 3,605,042 unregistered shares of common stock at a purchase price of $3.475 per share-and-warrant-share combination.  The gross proceeds were $12.5 million before deducting placement fees and other estimated offering expenses of approximately $950,000.  The warrants have an exercise price of $3.36 per underlying share, are immediately exercisable, and terminate on the five-year anniversary of issuance.

As of September 30, 2014, we had cash and cash equivalents totaling $20.5 million. Additional near-term sources of cash include our accounts receivable of $2.1 million, and additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial.  We believe these funds should be sufficient to fund our planned drug discovery and development activities at least through the first quarter of 2016.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the first quarter of 2016.  In addition, our expenses may exceed our current plans and expectations.

If Pfizer (or a third party who may acquire Pfizer’s rights) elects to exercise its option to continue the clinical development of iSONEP beyond the current Nexus clinical trial, the terms of the Pfizer Agreement provide that we will receive additional funding that we may use to support our operations beyond the first quarter of 2016.  However, we cannot assure you that we will be successful in maintaining our commercial relationship with Pfizer (or a third party who may acquire Pfizer’s rights), that Pfizer (or that a third party who may acquire Pfizer’s rights) will exercise its option to develop and commercialize iSONEP, or that iSONEP will achieve the developmental, regulatory, and commercial milestones necessary to entitle us to future payments under the Pfizer Agreement on a timely basis, or at all.

In addition, in March 2014 we entered into an at-the-market issuance sales agreement with MLV & Co. LLC and filed a prospectus supplement under which we may sell a total of up to $23,000,000 in shares of our common stock (subject to limitations set by the SEC if the aggregate market-value of our common stock held by non-affiliates remains below $75 million, which reduces the amount that we can offer to approximately $4.9 million as of the closing of our direct offering discussed above, and subject to certain time based limitations pursuant to the securities purchase agreement entered into in connection with the direct offering).  As part of the transaction, Lpath has agreed not to issue any shares of Common Stock or securities convertible into shares of Common Stock until March 19, 2015, except for certain exempt issuances.  Lpath also agreed not to offer any variable-rate securities until October 23, 2015, provided, however, that the Company can recommence sales under its existing at-the-market vehicle after March 19, 2015.

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. We may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the first quarter of 2016. Nevertheless, the failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASU 2014-9 is not expected to have a material effect on our consolidated financial statements.

Resignation of Scott Pancoast and Appointment of Interim Chief Executive Officer

On November 3, 2014, the Board of Directors (the “Board”) of the company accepted the resignation of Scott Pancoast as the company’s President and Chief Executive Officer and as a member of the Board. Mr. Pancoast’s resignation did not result from any disagreement with the company on any matter relating to the company’s operations, policies, or practices. In connection with Mr. Pancoast’s resignation, on November 3, 2014 (the “Separation Date”), the company and Mr. Pancoast entered into a separation agreement and general release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Pancoast will receive (i) $300,000, less applicable payroll deductions and required withholdings, payable in eight monthly installments of $37,500, and (ii) a final payment of $3,750, payable on the nine-month anniversary of the Separation Date. In addition, the company will pay or reimburse Mr. Pancoast for the COBRA premiums required to insure Mr. Pancoast and his legal dependents for a period of 24 months following the Separation Date. Additionally, (i) the portion of Mr. Pancoast’s stock options that would have vested by May 3, 2016 will immediately vest and Mr. Pancoast will have until March 10, 2016 to exercise such options and (ii) the portion of Mr. Pancoast’s restricted stock units that would have vested by November 8, 2015 will immediately vest. Additionally, as part of the Separation Agreement, Mr. Pancoast agreed to a 12-month standstill and customary general releases.

On November 3, 2014, the Board also appointed Michael Lack, as the company’s Interim Chief Executive Officer and Principal Executive Officer. Mr. Lack will lead the company while the Board conducts a search for a new Chief Executive Officer. The company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer. Under the Consulting Agreement, Mr. Lack will receive a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions. In addition, the Board granted Mr. Lack restricted stock units for 15,000 shares of Common Stock that will vest in full, subject to certain exceptions, on the earlier of (i) the one-year anniversary of the date of his appointment or (ii) the date on which he no longer provides services to the company.

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

Under the supervision of our Interim Chief Executive Officer and our Chief Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, cannot be certain that our disclosure controls and procedures or our internal controls will prevent all instances of errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Interim Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 18, 2014 (the “Form 10-K”) and Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which we filed with the SEC on August 8, 2014 (the “June 30 Form 10-Q”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K and “Item 1A — Risk Factors” of our June 30 Form 10-Q have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K and Item 1A. to Part II of our June 30 Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

4.3	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.4	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

4.5	Form of Warrant to be issued to the investors (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

4.6	Form of Warrant to be issued to Maxim Group LLC (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

4.7

Registration Rights Agreement, dated as of April 6, 2007, by and among Lpath, Inc. and each investor identified therein (filed as Exhibit 10.15 to the June 2007 SB-2 and incorporated herein by reference).

4.8

Registration Rights Agreement, dated August 12, 2008, by and among Lpath, Inc. and each of the investors identified therein (filed as Exhibit 10.18 to the registration statement on Form S-1 filed with the SEC on September 11, 2008 and incorporated herein by reference).

4.9

Registration Rights Agreement, dated November 16, 2010, by and between Lpath, Inc. and each purchaser identified therein (filed as Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference).

4.10

Form of Registration Rights Agreement between Lpath, Inc. and certain investors (filed as a Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

10.1

Form of Indemnification Agreement entered into between Lpath, Inc. and its officers and directors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 and incorporated herein by reference).

10.2

Securities Purchase Agreement, dated September 19, 2014, between Lpath, Inc. and certain investors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

10.3

Separation Agreement, dated as of November 3, 2014, by and between the Company and Scott Pancoast (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and incorporated herein by reference).

10.4+

Consulting Agreement, dated as of November 3, 2014, by and between the Company and Michael Lack (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and incorporated herein by reference).

10.5+	Form of RSU Agreement entered into with Michael Lack (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and incorporated herein by reference).

10.6+	Form of RSU Agreement entered into with the Company’s officers and directors.*

31.1	Section 302 Certification by Chief Executive Officer of Lpath, Inc.*

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.*

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

101.INS# XBRL	Instance Document

101.SCH# XBRL	Taxonomy Extension Schema Document

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document

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

Lpath, Inc.

Date: November 12, 2014	/S/ MICHAEL LACK
MICHAEL LACK
Interim Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)