Form 10-K
period 2014-12-31
LPATH, INC
filed 2015-03-24
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35706

LPATH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1630142 (I.R.S. Employer Identification No.)

4025 Sorrento Valley Blvd., San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number (858) 678-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $3.97 as reported on the NASDAQ Stock Market on June 30, 2014 is $58,339,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 11, 2015, there were 19,321,256 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LPATH, INC.

Cautionary Statement Regarding Forward-Looking Statements

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

•                  There is no assurance that we will be able to complete our clinical trials (including preparing the required data to evaluate the results of our clinical trials) on our intended timeline, if at all.

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

•                  We may not be able to obtain substantial additional financial resources in order to carry out our planned activities beyond the first quarter of 2016.

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

ii

PART I

ITEM 1.  BUSINESS

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one that is currently awaiting FDA clearance to initiate a Phase 1 clinical trial.

iSONEP

iSONEP™ is the ocular formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody. iSONEP is administered by intravitreal (inside the eye) injection, and has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability. This combination of mechanisms would suggest: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“wet AMD”) and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy (a complication of diabetes affecting the retina), dry AMD, and glaucoma-related surgery.

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

We entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we are conducting a Phase 2 study in wet AMD patients (the “Nexus trial”).  We enrolled the last Nexus trial patient in December 2014, and the last patient in that trial received their last dose in March 2015. After the last patient completes their evaluation visit in April 2015, we will be able to begin the process of compiling and analyzing the results of the Nexus trial. We expect that data from the Nexus trial will be available late in the second quarter of 2015.

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

Following completion of the Nexus trial and within 75 days of delivery to Pfizer of all required Nexus trial data, Pfizer (or a third party who may acquire Pfizer’s rights) has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee. If Pfizer (or a third party who may acquire Pfizer’s rights) exercises its option, we will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, we will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

As of December 31, 2014, Pfizer had paid the Company $24.5 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who may acquire Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

ASONEP

ASONEP™ is the systemic formulation of sonepcizumab. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was evaluated in very late-stage cancer patients. In that trial, ASONEP was well tolerated at all dose-levels ranging from 1 mg/kg to 24 mg/kg, other than minor infusion-related reactions observed at the highest dose. More than half the patients that completed the initial four-treatment evaluation period showed stable disease, and durable stable disease was observed in several patients.

On March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  To successfully meet the primary endpoint of progression-free survival, at least 25 out of 39 patients needed to be progression-free at two months of treatment. Fifteen out of 40 patients (over enrolled by one patient) were progression-free at two months.  However, seven patients were progression-free for at least six months, and three patients were progression-free for over 20 months. Six patients currently continue to receive weekly infusions of ASONEP.  Overall, ASONEP was well-tolerated.

We have also recently analyzed the expression profile of the S1P pathway from a genetic database of thousands of cancer patient genomes and believe there could be a rationale for ASONEP in other cancer types where S1P pathway dysregulation suggests a stronger pharmacological rationale.  At the conclusion of this RCC trial, we will take a strategic look at exploring with a partner those other opportunities where ASONEP may have the best chance of success.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or any third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period expires concurrently with Pfizer’s option to acquire the license to iSONEP.

Lpathomab

Lpathomab™ is a mAb against lysophosphatidic acid (“LPA”), a bioactive lipid that has been characterized in scientific literature as playing a key role in nerve injury and neuropathic pain. Published research has also demonstrated that LPA is a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types, and plays a key role in pulmonary fibrosis.

Preclinical studies showed strong in vivo results with Lpathomab in several different pain models, which suggest that LPA may be an attractive target across a variety of chronic pain conditions, including diabetic peripheral neuropathy (a complication of diabetes), post-herpetic neuralgia (a complication of shingles), chemotherapy-induced neuropathic pain and pain associated with lumbosacral radiculopathy.

In January 2015 we submitted the Investigational New Drug (IND) application to the FDA to conduct a Phase 1 study of Lpathomab™ for the treatment of various forms of severe chronic pain. The primary objective of the study is to evaluate the safety and tolerability of Lpathomab in subjects that are experiencing severe chronic pain.  In March 2015, we were requested by the FDA to provide additional information. At the time of that request, the FDA also informed us that since we would not be able to provide the requested information within the prescribed 30-day IND review period, the IND application would be placed on clinical hold until we responded to their request and they completed their review. We are now in the process of providing the FDA with the requested information. We plan to begin enrolling patients in the Phase 1 trial after the FDA’s IND review has been completed and the study has been approved by the investigational review boards for the clinical trial sites.

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

We have a strong intellectual-property position in the bioactive-lipid area, with 58 issued patents, including 27 foreign patents, and 102 pending patents, including 77 foreign patent applications. Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date include the M.D. Anderson Cancer Center, the UCLA Brain Injury Research Center, Johns Hopkins University, the Harvard Medical School, the University of Florida College of Medicine, the University of California — San Diego, the French National Centre for Scientific Research, the Center for Eye Research Australia, the University of Melbourne, Australia, the Beth Israel Deaconess Medical Center, the Walter Reed Army Institute for Research, the Medical University of South Carolina, the Virginia Commonwealth University, and the University of Kentucky.

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

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status

iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	Age-related macular degeneration, RPE detachment, and other retinal diseases	Phase 2 clinical trial of iSONEP in patients with Wet-AMD.
Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.

ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer—various tumor types	Phase 2a single-agent, open-lable study of ASONEP did not meet the primary end-point of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain; in addition, the mAb was shown to inhibit fibrosis in a bleomycin model of pulmonary fibrosis	Neuropathic pain, Traumatic brain injury, Spinal cord injury, and fibrosis	IND submitted. Currently on clinical hold awaiting completion of FDA review.

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

In contrast, iSONEP has been shown in various animal models of disease not only to reduce blood-vessel growth and leakiness, but to significantly mitigate ocular fibrosis (Grant et al, Experimental Eye Research, August 2008) and to substantially reduce inflammation in the eye (Campochiaroet al., Journal of Cellular Physiology, October 2008). As such, iSONEP has the potential to be an effective wet AMD treatment that may offer significant advantages over exclusively anti-VEGF approaches. It may also act synergistically with them as a combination therapy to address the complex processes and multiple steps that ultimately lead to vision loss for wet AMD patients.

iSONEP’s non-overlapping effects relative to anti-VEGF therapeutics was predicted. As Campochiaroet al. state in Journal of Cellular Physiology, “Since S1P may have both independent and overlapping effects with VEGF, it is a particularly appealing target. There may be advantages to combined blockade of VEGF [Lucentis] and blockade of S1P [iSONEP].”

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

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party. Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial.  In December 2014, we completed enrollment in the Nexus trial, and the last patient in that trial received their last dose of iSONEP in March 2015. After the last patient completes their evaluation visit in April 2015, we will be able to begin the process of compiling and analyzing the results of the Nexus trial. We expect that data from the Nexus trial will be available late in the second quarter of 2015. The results of our clinical trials may not support either the further clinical development or the commercialization of iSONEP as discussed in “Risk Factors — The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.”

As of December 31, 2014, Pfizer had paid the Company $24.5 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who may acquire Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

Following completion of the Nexus trial and within 75 days of delivery to Pfizer of all required Nexus trial data, Pfizer (or any third party who may acquire Pfizer’s rights) has the right to exercise the option for a worldwide license to iSONEP for an undisclosed option fee and, if Pfizer (or any third party who may acquire Pfizer’s rights) exercises the option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million.  In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

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

In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was tested in patients having cancer. The trial met its primary endpoint of identifying safe dose levels for investigation in the Phase 2 setting. ASONEP was well tolerated at all dose-levels, ranging from 1 mg/kg to 24 mg/kg. In the dose-escalation phase of the study, three evaluable patients were treated per dose level, with each one receiving four intravenous treatments during the initial evaluation period. Patients could continue ASONEP treatment after this initial evaluation period as long as the patient’s disease did not progress. The study also included an extension phase, where six additional patients were dosed at the highest dose (24 mg/kg) using the same dosing guidelines described above.

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

Phase 2 Clinical Trial

On March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  To successfully meet the primary endpoint of progression-free survival, at least 25 out of 39 patients needed to be progression-free at two months of treatment. Fifteen out of 40 patients (over enrolled by one patient) were progression-free at two months.  However, seven patients were progression-free for at least six months, and three patients were progression-free for over 20 months. Six patients currently continue to receive weekly infusions of ASONEP.  Overall, ASONEP was well-tolerated.

We have also recently analyzed the expression profile of the S1P pathway from a genetic database of thousands of cancer patient genomes and believe there could be a rationale for ASONEP in other cancer types where S1P pathway dysregulation suggests a stronger pharmacological rationale.  At the conclusion of this RCC trial, we will take a strategic look at exploring with a partner those other opportunities where ASONEP may have the best chance of success.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or any third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period expires concurrently with Pfizer’s option to acquire the license to iSONEP.

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

In 2014 we completed the antibody manufacturing process development activities, including cGMP manufacturing of clinical material, and the pre-clinical studies required to support submission to the FDA of an Investigational New Drug (“IND”) application. In January 2015 we submitted the IND application to the FDA to conduct a Phase 1 study of Lpathomab™ for the treatment of various forms of severe chronic pain. The primary objective of the study is to evaluate the safety and tolerability of Lpathomab in subjects that are experiencing severe chronic pain. In March 2015, we were requested by the FDA to provide additional information. At the time of that request, the FDA also informed us that since we would not be able to provide the requested information within the prescribed 30-day IND review period, the IND application would be placed on clinical hold until we responded to their request and they completed their review. We are now in the process of providing the FDA with the requested information.  We plan to begin enrolling patients in the Phase 1 trial after the FDA’s IND review has been completed and the study has been approved by the investigational review boards for the clinical trial sites.

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

Manufacturing, Development, and Commercialization Strategy

We have outsourced current Good Laboratory Practices (“cGLP”) preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. We outsource manufacturing to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $18.1 million and $11.3 million in fiscal years 2014 and 2013, respectively. In January 2012, we temporarily suspended dosing patients in our PED and wet-AMD trials. We took this action because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with FDA’s current Good Manufacturing Practice (cGMP) requirements during the period that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.  Thereafter, we manufactured new iSONEP drug substance and resumed dosing patients in the Nexus trial in September 2012.  We also manufactured new drug substance to support our Phase 2 ASONEP clinical trial.

In 2006, we entered into a contract manufacturing agreement with Laureate Pharma, Inc. (“Laureate”) for the production of ASONEP and iSONEP. Pursuant to the terms of the agreement, Laureate performed cell-line development, cell-line optimization, and upstream and downstream process development, followed by cGMP manufacture of ASONEP and iSONEP for use in both Phase 1 and Phase 2 clinical trials. The Laureate agreement expired at the end of 2012.  In 2013, Gallus BioPharmaceuticals, LLC (“Gallus”) acquired Laureate.

In 2013, we entered into a Development and Manufacturing Services agreement with Gallus to conduct the manufacturing process development and scale-up activities followed by the cGMP manufacture of Lpathomab. Pursuant to the terms of that agreement, Gallus performed the upstream and downstream process development, and cGMP manufacture of Lpathomab for use in the Phase 1 clinical trial that we expect to begin in 2015. In addition, to ensure that we had adequate supplies of clinical material to complete the Phase 2 clinical trials of iSONEP and ASONEP, we contracted with Gallus for the production of cGMP material for both of those clinical trials. Production of that material was completed in the fourth quarter of 2014. In 2014, DPx Holdings B.V. acquired Gallus and merged it into Patheon, Inc. (“Patheon”).We believe we have a good relationship with Patheon (formerly Gallus) and that, if we need to manufacture additional clinical material in the future, we will be able to do so pursuant to the terms of the 2013 Development and Manufacturing Services agreement, which does not expire until 2018. Patheon is currently our single manufacturer for ASONEP, iSONEP, and Lpathomab and may not be replaced without significant effort and delay in production. Further, we believe we have adequate supplies of cGMP clinical material to complete the Phase 2 clinical trial for ASONEP, and the Phase 1 clinical trial for Lpathomab.  However, we may need to manufacture additional clinical material to complete these clinical trials, depending on various factors, including the stability of the drug product and the length of time that patients remain on the clinical trials.  A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacture such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

The current market leaders for the treatment of wet AMD are the VEGF inhibitors, including Lucentis®, Eylea®and (off-label) Avastin®. In 2014, annual revenue (worldwide) was approximately $4.2 billion for Lucentis and $1.7 billion for Eylea, despite significant cannibalization by the off-label use of Avastin (estimated to be more than 50%). This off-label use, which is motivated by the fact that there is a significant cost differential between the drugs, suggests the 2014 market opportunity for the treatment of wet AMD was in excess of $12.0 billion.

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

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and better funded companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same signaling pathways, or patient or subject population.  For example, there are a number of approved drugs that are currently being used in the treatment of wet AMD as well as a number of companies currently developing drugs to treat wet AMD, which is the target market for iSONEP.  The current market leaders for the treatment of wet AMD are the VEGF inhibitors, including Lucentis® (a product of Genentech, a member of the Roche Group), Eylea® (a product of Regeneron Pharmaceuticals) and (off-label) Avastin® (a product of Genentech, a member of the Roche Group).  Therefore, our lead products, other products we may develop, or any other products we may acquire or in-license may not be, or may not be perceived to be, the most efficacious (at all or for a majority of patients), the safest, the first to market, or the most economical to make or use. If a competitor’s product is, or is perceived to be, more advantageous than ours, for whatever reason, then we could make less money from sales, if we are able to generate sales at all.

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

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers. Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party. Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial. In December 2014, we completed enrollment in the Nexus trial, and the last patient in that trial received their last dose of iSONEP in March 2015. After the last patient completes their evaluation visit in April 2015, we will be able to begin the process of compiling and analyzing the results of the Nexus trial. We expect that data from the Nexus trial will be available late in the second quarter of 2015. The results of our clinical trials may not support either the further clinical development or the commercialization of iSONEP as discussed in “Risk Factors — The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.”

As of December 31, 2014, Pfizer had paid the Company $24.5 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who may acquire Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

Following completion of the Nexus trial and within 75 days of delivery to Pfizer of all required Nexus trial data, Pfizer (or any third party who may acquire Pfizer’s rights) has the right to exercise the option for a worldwide license to iSONEP for an undisclosed option fee and, if Pfizer (or any third party who may acquire Pfizer’s rights) exercises the option, the Company will be eligible to receive development, regulatory and commercial milestone payments that could total up to $497.5 million.  In addition, the Company will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

In-licensed Technology

Lonza Biologics PLC

In 2006, we entered into two licensing arrangements with Lonza Biologics PLC (“Lonza”). In the first agreement known as the “Research Evaluation Agreement”, Lonza granted us a non-exclusive license to use cell-line development technology owned by Lonza for research purposes. The term of this agreement is one year, and requires an annual license fee of £35,000 (approximately $54,000 based on current exchange rates). The license may be extended at our discretion for additional one-year periods. The Research Evaluation Agreement does not permit the use of the underlying technology for the manufacture of products to be used in in vivo clinical studies or for commercial sale. Lpath terminated the Research Evaluation Agreement in 2013.

Under the terms of the second license from Lonza, identified as the “License Agreement,” Lonza granted us a non-exclusive license with rights to use, and to authorize sublicenses to use, Lonza’s cell-line technology for the production of drug material to be used in human clinical trials, as well as for commercial sale. Pursuant to the terms of the License Agreement, we are obligated to pay Lonza various annual license fees and royalties depending on whether the drug material produced using the technology is manufactured by Lonza, by us or our affiliates, or by a contract manufacturer.  No annual license fees were due to Lonza in 2014 and 2013. Unless terminated earlier, the License Agreement will continue in effect until the expiration of the patents related to the underlying technology. We may terminate the agreement at any time in our discretion by giving Lonza 60 days’ written notice of termination. Either party may terminate the agreement upon a material breach by the other party, subject to certain cure periods.

Medical Research Council Technology

In August 2005, Lpath entered into a collaboration agreement (the “AERES Agreement”) with AERES Biomedical Limited (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. In 2014, AERES’ rights and obligations pursuant to the AERES Agreement with Lpath were transferred to Medical Research Council Technology (“MRCT”) by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the AERES Agreement. No amounts were paid to AERES or MRCT during 2014 and 2013. Lpath could owe MRCT certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. MRCT will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

In 2007, we entered into a collaboration agreement (the “DataMabs Agreement”) with DataMabs LLP (“DataMabs”) to assist us in humanizing the Lpathomab monoclonal antibody. The work performed by DataMabs was successfully completed in 2007, and we completed the humanization project in early 2008. In 2012, DataMabs’ rights and obligations pursuant to the DataMabs Agreement with Lpath were transferred to MRCT by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the DataMabs Agreement. No amounts were paid to MRCT during 2014 and 2013. As a result of submitting the IND for Lpathomab to the FDA in January 2015, pursuant to the terms of the DataMabs Agreement, Lpath will be obligated to pay MRCT a milestone payment of $37,500. We could owe certain additional contingent amounts to MRCT when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes. MRCT will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes 58 issued patents, including 27 foreign patents, and 102 pending patents, including 77 foreign patent applications. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Lpath’s intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.  Our issued patents begin to expire in 2017.  We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually. For fiscal year 2015, that fee is $2,335,200. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if the requested data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, sometimes known as Phase 4 studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to establish and require changes in labeling and to prevent further marketing of a product based on the results of these post-marketing programs.

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

Employees

As of March 1, 2015, we employed 25 individuals, of whom 14 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

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

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $53.5 million in revenues from inception through December 31, 2014 and, as of December 31, 2014, we had an accumulated deficit of approximately $66.0 million.  We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates.  We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval. Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others. In addition, we cannot provide any assurance that Pfizer (or a third party who may acquire Pfizer’s rights) will not terminate the Pfizer Agreement, or that Pfizer (or a third party who may acquire Pfizer’s rights) will exercise its option for worldwide commercial rights to iSONEP.  Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities.

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $20 million from January 1, 2015, through the first quarter of 2016. As of December 31, 2014, we had cash and cash equivalents totaling $17.3 million. Additional near-term sources of cash include our accounts receivable of $0.8 million, additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2016, without including any funds that we may receive should Pfizer exercise its iSONEP option.  As a result, based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the first quarter of 2016. In addition, our expenses may exceed our current plans and expectations. For example, we believe we have adequate supplies of cGMP clinical material to complete the Phase 1 clinical trial for Lpathomab.   However, depending on various factors, including the stability of the drug product, we may need to manufacture additional clinical material to complete the clinical trial.

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

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP. In October 2013, we announced that we had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  We presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed us that our offers were not competitive with other offers.  Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial.

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

For example, in 2008, we entered into a License Agreement with Merck KGaA (“Merck”) pursuant to which Merck agreed to collaborate with us to develop and commercialize ASONEP (the “Merck Agreement”). In March 2010, following the completion of our Phase 1 clinical trial, Merck proposed continuing the partnership with us via an extension of the Initial Development Period (as defined in the Merck Agreement). However the terms of that proposal were rejected by Lpath’s Board of Directors as not being in the best interests of Lpath’s stockholders. Consequently, Merck notified us of their decision to terminate the Merck Agreement. Pursuant to the terms of the Merck Agreement, the termination was effective in April 2010, and upon termination Merck relinquished all rights to the ASONEP program.

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

Even if we complete a clinical trial as planned, their results may not support either the further clinical development or the commercialization of our product-candidates.  For example, we completed enrollment in the Nexus trial in December 2014, and expect results of the trial to be available late in the second quarter of 2015.   However, the results of our clinical trials may not support either the further clinical development or the commercialization of iSONEP.  The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. In addition, our collaboration partners may decide that the results of our clinical trials do not support further investment by such partners. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans, effective for indicated uses, or commercially viable given the competitive environment and reimbursement issues. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We have not completed the clinical trials necessary to obtain FDA approval to market iSONEP, ASONEP, or Lpathomab. The clinical trial process is also time consuming, and we do not know whether planned clinical trials will begin or whether we will complete any of our clinical trials on schedule, or at all. The last Nexus trial patient received their last dose in March 2015, and we currently estimate that results of that clinical trial will be available in the late second quarter of 2015.

The start of the Lpathomab Phase 1 clinical trial has been delayed by a clinical hold. We plan to begin enrolling patients in the Lpathomab Phase 1 trial after the FDA’s IND review has been completed and the clinical hold has been lifted. However, our clinical trials, including our Nexus trial and our Phase 2 clinical trial of ASONEP, may be delayed or terminated in the future as a result of many factors, including the following:

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

In addition, the NIH requires audits of those recipients of grant funds exceeding $500,000 in any year, a threshold that we have exceeded in 2014. Such audits test the allowability and allocation of expenditures and ultimately compliance with OMB Circular A-133 audit requirements. There can be no assurance that we will pass such an audit, and failure to pass could result in a material adverse effect on our cash flow and our business operations.

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

In addition, we may not be able to maintain our relationship with any manufacturer we select. For example, our agreement with our existing manufacturer of ASONEP and iSONEP, Laureate Pharma, Inc., (“Laureate”) expired by its terms at the end of 2012.  In 2013, Gallus BioPharmaceuticals, LLC (“Gallus”) acquired Laureate, and we entered into a Development and Manufacturing Services agreement with Gallus to conduct the manufacturing process development and scale-up activities followed by the cGMP manufacture of Lpathomab. In addition, to ensure that we had adequate supplies of clinical material to complete the Phase 2 clinical trials of iSONEP and ASONEP, we contracted with Gallus for the production of cGMP material for both of those clinical trials. Production of that material was completed in the fourth quarter of 2014. In 2014, DPx Holdings B.V. acquired Gallus and merged it into Patheon, Inc. (“Patheon”). We believe we have a good relationship with Patheon (formerly Gallus) and that, if we need to manufacture additional clinical material in the future, we will be able to do so pursuant to the terms of the 2013 Development and Manufacturing Services agreement, which does not expire until 2018. There is no assurance, however, that when we receive a proposal from Patheon for future manufacturing campaigns that the prices quoted or other terms proposed by Patheon will be acceptable to us. Further, this is no assurance that we will be able to renew our agreement or enter into a new agreement with Patheon on acceptable terms, or at all. Patheon is our single manufacturer for ASONEP, ISONEP, and Lpathomab and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

Although our clinical drug candidates, iSONEP, and ASONEP might ultimately show clinical relevance in multiple disease states, we have assessed their clinical potential only against AMD and cancer, respectively, and only in Phase 1 clinical trials with small numbers of patients and in animal models. In addition, our third product candidate, Lpathomab, has not yet enrolled any patients in a Phase 1 clinical trial.  There can be no assurance that any of our existing product candidates will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Senior Vice President and Chief Development Officer, Dario A. Paggiarino, M.D., and our Senior Vice President and Chief Scientific Officer, Gary Woodnutt, Ph.D. are critical to our overall management as well as the development of our technology, our culture and our direction. On November 3, 2014, Board accepted the resignation of Scott Pancoast as our President and Chief Executive Officer and as a member of the Board and the Board appointed Michael Lack, as our Interim Chief Executive Officer and Principal Executive Officer. Our business and prospects depends in part on our ability to identify and retain a permanent Chief Executive Officer who can assist us in executing on our business plan.

None of our executive officers and key employees has long-term employment contracts with us, and we do not maintain any key-person life insurance policies. . The failure to identify and retain a permanent Chief Executive Officer or the loss of any of our management or key personnel could materially harm our business.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Ownership changes may occur in the future, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits. In addition, the California state government suspended the use of existing California NOL carryforwards in some years, such as 2010 and 2011. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue then the California benefits could be deferred, modified, or lost.

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

Our common stock is traded on the Nasdaq Capital Market, or NASDAQ. The trading price of our common stock may fluctuate substantially. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

We are authorized to issue 100,000,000 shares of common stock. As of March 11, 2015, there were an aggregate of 25,600,772 shares of our common stock issued and outstanding on a fully-diluted basis. That total includes 1,688,157 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 4,591,359 shares of common stock that may be issued upon the exercise of outstanding warrants. That total does not include 123,406 shares of common stock that have been reserved for future issuance under our Amended and Restated 2005 Equity Incentive Plan.  The exercise of outstanding options and/or warrants or the future issuance of equity awards may cause substantial dilution to those who hold shares of common stock prior to such exercises or issuances.

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

We currently are a company with limited resources and we intend to continue to spend most of our resources on research, development and other operational expenses. We are currently classified as a Smaller Reporting Company under Exchange Act regulations. Until we are classified as an Accelerated Filer (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal controls. However, if we were no longer exempt from compliance with certain provisions of the Sarbanes-Oxley Act of 2002, we would incur significant additional costs, which would be material to us and would affect our results of operations. In order to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we may be required to expand disclosures and accelerate our financial reporting requirements. If we are unable to complete the required Section 404(b) assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required (compliance will not be required with respect to our Form 10-K for the year ended December 31, 2014, but could be required with respect to our Form 10-K for the year ended December 31, 2015 depending on the value of our public float as of June 30, 2015), our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In addition, we could be delisted from the NASDAQ Capital Market.

Our common stock may be delisted from the NASDAQ Capital Market, or NASDAQ.

In October 2012, our common stock was approved for listing on the NASDAQ. Prior to listing on the NASDAQ, our common stock traded on the OTC Bulletin Board under the ticker symbol “LPTN”. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ. If our stock is delisted from the NASDAQ, we will make every possible effort to have it quoted for trading on the OTC Bulletin Board. However, if our common stock were to be traded on the OTC Bulletin Board and the trading price were to remain below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock. A delisting from NASDAQ would also result in negative publicity and would negatively impact our ability to raise capital in the future.

Our governing documents provide indemnification for officers, directors and employees.

Our governing instruments provide that officers, directors, employees and other agents shall only be liable to us for losses, judgments, liabilities and expenses for actions arising from actions not taken in good faith or of which indemnification would be otherwise unlawful in the performance of his or her obligations. Thus certain alleged errors or omissions might not be actionable by us. The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents for losses, judgments, liabilities, expenses, attorney’s fees, and amounts paid in settlement of any claims sustained by them in connection with our Company, including liabilities under applicable securities laws.

Anti-takeover provisions in our charter and bylaws could make a third party acquisition of the Company difficult.

Our board of directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof without any further vote or action by the stockholders. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although our board of directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. Our board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or otherwise. We have no present plans to issue any preferred stock.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share as the shares you hold. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share of the shares you hold, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or securities convertible into common stock in future transactions may be higher or lower than the price per share as the shares you hold.

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our administrative offices and research facilities are located at 4025 Sorrento Valley Blvd. San Diego, California 92121, and we consider them to be in good condition and adequately utilized. We lease approximately 12,000 square feet of laboratory and office space at this location. The lease term runs through November 2016. The Company has one five-year renewal option under the lease. Approximately 200 square feet of the facility is subleased to a company that is owned by one of our directors and significant stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease in all material respects. If we do not renew our existing lease, we believe that alternative space would be available to us at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceedings.

PART II

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “LPTN”.  The closing price of our common stock on March 11, 2015 was $3.03 per share.

The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by NASDAQ:

	2014		2013
	High	Low	High	Low
First quarter	$5.11	$4.26	$5.26	$4.20
Second quarter	$4.76	$3.72	$5.07	$4.40
Third quarter	$4.03	$3.05	$6.50	$4.56
Fourth quarter	$3.69	$2.40	$5.64	$4.07

As of March 11, 2015, we had approximately 71 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name). We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted-Average Exercise Price of Outstanding Stock Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,382,788	(1)	$4.28	(2)	527,073
Equity compensation plans not approved by security holders	—		—		—
Total	1,382,788		$4.28		527,073

(1)                   Includes 641,834 restricted stock units.

(2)                   Excludes 641,834 restricted stock units.

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have two product candidates that are currently in clinical development, and one that is currently awaiting FDA clearance to initiate a Phase 1 clinical trial.

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

We entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we are conducting a Phase 2 study in wet AMD patients (the “Nexus trial”).  We began enrolling patients in the Nexus trial in October 2011.  We completed enrollment of the Nexus trial in December 2014, and the last patient in that trial received their last dose of iSONEP in March 2015. After the last patient completes their evaluation visit in April 2015, we will be able to begin the process of compiling and analyzing the results of the Nexus trial. We expect that data from the Nexus trial will be available late in the second quarter of 2015.  The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

Following completion of the Nexus trial and within 75 days of delivery to Pfizer of all required Nexus trial data, Pfizer (or a third party who may acquire Pfizer’s rights) has the right to exercise its option for a worldwide license to iSONEP for an undisclosed option fee and, if Pfizer (or a third party who may acquire Pfizer’s rights) exercises its option, we will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, we will be entitled to receive tiered double-digit royalties based on sales of iSONEP.

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party. Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial.  As of December 31, 2014, Pfizer had paid the Company $24.5 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify the Company’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since the Company has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma.  On March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  To successfully meet the primary endpoint of progression-free survival, at least 25 out of 39 patients needed to be progression-free at two months of treatment. Fifteen out of 40 patients (over enrolled by one patient) were progression-free at two months.  However, seven patients were progression-free for at least six months, and three patients were progression-free for over 20 months. Six patients currently continue to receive weekly infusions of ASONEP.  Overall, ASONEP was well-tolerated.

We have also recently analyzed the expression profile of the S1P pathway from a genetic database of thousands of cancer patient genomes and believe there could be a rationale for ASONEP in other cancer types where S1P pathway dysregulation suggests a stronger pharmacological rationale.  At the conclusion of this RCC trial, we will take a strategic look at exploring with a partner those other opportunities where ASONEP may have the best chance of success.

As part of the Pfizer Agreement, Lpath has granted to Pfizer (or a third party who may acquire Pfizer’s rights) a time-limited right of first refusal for ASONEP, which period ends concurrently with Pfizer’s option to acquire the license to iSONEP.

Lpathomab™ is a mAb against lysophosphatidic acid (“LPA”), a bioactive lipid that has been characterized in scientific literature as playing a key role in nerve injury and neuropathic pain. Published research has also demonstrated that LPA is a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types, and plays a key role in pulmonary fibrosis.

Preclinical studies showed strong in vivo results with Lpathomab in several different pain models, which suggest that LPA may be an attractive target across a variety of chronic pain conditions, including diabetic peripheral neuropathy, post-herpetic neuralgia, chemotherapy-induced neuropathic pain and pain associated with lumbosacral radiculopathy.

In January 2015 we submitted the Investigational New Drug (IND) application to the FDA to conduct a Phase 1 study of Lpathomab™ for the treatment of various forms of severe chronic pain. The primary objective of the study is to evaluate the safety and tolerability of Lpathomab in subjects that are experiencing severe chronic pain. In March 2015 we were requested by the FDA to provide additional information. At the time of that request, the FDA also informed us that since we would not be able to provide the requested information within the prescribed 30-day IND review period, the IND application would be placed on clinical hold until we respond to their request and they complete their review. We are now in the process of providing the FDA with the requested information.  We plan to begin enrolling patients in the Phase 1 trial once the FDA’s IND review has been completed and the study has been approved by the investigational review boards for the clinical trial sites.

Lpath has incurred significant net losses since its inception. As of December 31, 2014, we had an accumulated deficit of approximately $66.0 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $20 million from January 1, 2015, through the first quarter of 2016. As of December 31, 2014, we had cash and cash equivalents totaling $17.3 million. Additional near-term sources of cash include our accounts receivable of $0.8 million and additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial.  We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2016.

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

Reincorporation

On July 17, 2014, Lpath changed its state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated July 17, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by the filing of (i) articles of conversion with the Secretary of State of the State of Nevada, and (ii) a certificate of conversion and a certificate of incorporation with the Secretary of State of the State of Delaware.  Pursuant to the Plan of Conversion, Lpath also adopted new bylaws.  The Reincorporation did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under such material contractual arrangements continue to be rights and obligations of the Company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of Lpath.

Revenue

In December 2010, we entered into the Pfizer Agreement, which provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP™, our lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (wet AMD) and other ophthalmic disorders.  On December 5, 2012, the Company and Pfizer amended the Agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  Under the terms of the Pfizer Agreement, as amended, Pfizer made a $14 million upfront payment to Lpath in January 2011. In addition, Pfizer agreed to share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial.  Following completion of the Nexus trial, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million. In addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP, and Pfizer specified that a designated portion of the upfront payment be used to fund the development of ASONEP.  As of December 31, 2014, Pfizer had paid the Company $24.5 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment.

From our inception through December 31, 2014, we have also generated $10.2 million in revenue from research grants awarded primarily by the National Institutes of Health, and $0.4 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.

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

General and Administrative Expenses

Our general and administrative expenses principally comprise of salaries and benefits and professional fees related to our business development, intellectual property, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and an allocated portion of facilities and information technology costs.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2014, we had federal and California net operating loss (“NOL”) carryforwards of approximately $73 million and $67 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2034. In some years, such as 2010 and 2011, the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue, then the California benefits could be deferred, modified, or lost.

As of December 31, 2014, we also had federal and California research and development tax credit carryforwards of $1.2 million and $0.6 million, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2014, and the state credits do not expire.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Grant and Royalty Revenue. Grant and royalty revenue for 2014 decreased to $0.6 million from $1.5 million in 2013. The decrease of $0.9 million 2014 is due principally to the substantial completion of our active grants in 2014.

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

	Years Ended
	December 31,
	2014	2013
Cost reimbursements	$4,075,623	$1,106,005
Amortization of development fees	373,000	5,336,622
Other	—	60,096
	$4,448,623	$6,502,723

Pursuant to the terms of the Pfizer Agreement during 2013 Lpath was responsible for funding most of the iSONEP development costs. However, in the fourth quarter of 2013 the project reached the point where the terms of the Pfizer Agreement specified that Pfizer again became responsible for funding the iSONEP development costs. This shift in funding responsibility resulted in the increase in cost reimbursements in 2014 compared to 2013, and the decrease in amortization of development fees in 2014 compared to 2013.

Research and Development Expenses.  Research and development expenses for 2014 totaled $18.1 million compared to $11.3 million for 2013, an increase of $6.8 million.  This increase was primarily attributable to the expenses associated with manufacturing cGMP clinical material and conducting IND-enabling studies required for the January 2015 IND submission for our Lpathomab drug candidate.

General and Administrative Expenses.  General and administrative expenses were $4.8 million for the year ended December 31, 2014 compared to $4.2 million for 2013, an increase of $0.6 million.  The increase in 2014 is due principally to severance and related expenses incurred in connection with the November 2014 departure of our former President and Chief Executive Officer.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through December 31, 2014, we had received net proceeds of approximately $82.5 million from the sale of equity securities and the issuance of convertible promissory notes.  In addition, we had received a total of $42.2 million from corporate partners, including a total of $24.5 million in funding from our research and development arrangement with Pfizer during the years ended December 31, 2011 through 2014.

In September 2014, Lpath sold 3,605,042 registered shares of common stock and warrants to purchase 3,605,042 unregistered shares of common stock in a direct offering at a purchase price of $3.475 per share-and-warrant-share combination.  The warrants have an exercise price of $3.36 per underlying share, are immediately exercisable, and terminate on the five-year anniversary of issuance.  Each warrant may be exercised using a cashless exercise procedure if the resale of the underlying shares are not covered by an effective registration statement.  Net proceeds of this offering totaled $11,500,000 after deducting placement agent fees and other expenses of the offering. Maxim Group LLC (“Maxim”) acted as the exclusive placement agent for the offering.  Maxim received a placement agent fee of $751,651 and an unregistered warrant to purchase 54,076 unregistered shares of common stock (the “Maxim Warrant”) as well as the reimbursement of fees and expenses up to $60,000.  The Maxim Warrant has an exercise price of $3.36 per share, is immediately exercisable, and will terminate on August 23, 2018.  As part of the transaction, Lpath agreed not to offer any variable-rate securities until October 23, 2015, provided, however, that the Company can still utilize  its existing at-the-market vehicle.  In October 2014, pursuant to the terms of a registration rights agreement Lpath entered into in connection with the direct offering discussed above, Lpath registered for resale 3,605,042 shares of common stock issuable upon exercise of the warrants issued in the direct offering discussed above.  The shares were registered on Form S-3 and the registration statement was declared effective by the Securities and Exchange Commission on October 23, 2014.

In August 2013, Lpath entered into an at-the-market issuance sales agreement, (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP” together with MLV, the “Sales Agents”), pursuant to which the company was able to issue and sell shares of its common stock having an aggregate offering price of up to $20 million from time to time, at the company’s option, through the Sales Agents. Sales of common stock through the Sales Agents, if any, were to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Lpath and the Sales Agents. Subject to the terms and conditions of the Sales Agreement, the Sales Agents was obligated to use commercially reasonable efforts to sell the common stock based upon Lpath’s instructions (including any price, time or size limits or other customary parameters or conditions Lpath may have imposed). Lpath was not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold were sold pursuant to the Lpath’s effective shelf registration statement on Form S-3. Lpath paid the Sales Agents a commission of up to 3.5% of the gross proceeds. In 2013, Lpath sold 213,700 shares at sales prices ranging from $4.25 to $5.13 per share, resulting in $803,000 in net proceeds.

In March 2014 we terminated the August 2013 Sales Agreement pursuant to its terms and entered into an at-the-market issuance sales agreement with MLV & Co. LLC (the “Agreement”) and filed a prospectus supplement under which we may sell a total of up to $23,000,000 in shares of our common stock (subject to limitations set by the SEC if the aggregate market-value of our common stock held by non-affiliates remains below $75 million, which limits the amount of securities that we can offer and sell during any 12 month period to a maximum of one-third of the market value of the common stock held by our non-affiliate stockholders.  During the year ended December 31, 2014, we sold 2,161,833 shares at sales prices ranging from $3.50 to $5.16 per share, resulting in $9,730,000 in net proceeds.

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $20 million from January 1, 2015, through the first quarter of 2016. As of December 31, 2014, we had cash and cash equivalents totaling $17.3 million. Additional near-term sources of cash include our accounts receivable of $0.8 million and additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial.  We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2016 without including any funds that we may receive should Pfizer exercise its iSONEP option.

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

Until we can generate significant cash from operations, we expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. However, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the first quarter of 2016. Nevertheless, the failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2014 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

LPATH, INC.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lpath, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 24, 2015

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$17,282,325	$11,851,639
Accounts receivable	727,178	1,310,037
Prepaid expenses and other current assets	413,260	292,477
Total current assets	18,422,763	13,454,153

Equipment and leasehold improvements, net	221,148	211,362
Patents, net	2,236,909	1,926,868
Deposits and other assets	77,350	77,350

Total assets	$20,958,170	$15,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,865,165	$2,025,799
Accrued compensation	848,583	693,022
Accrued expenses	383,623	291,358
Deferred contract revenue	125,000	498,000
Deferred rent, short-term portion	33,744	24,008
Total current liabilities	4,256,115	3,532,187

Deferred rent, long-term portion	35,629	69,373
Warrants	850,000	2,100,000
Total liabilities	5,141,744	5,701,560

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 19,224,708 and 13,387,914 issued and outstanding at December 31, 2014 and 2013, respectively	19,225	13,388
Additional paid-in capital	81,830,410	59,432,943
Accumulated deficit	(66,033,209)	(49,478,158)
Total stockholders’ equity	15,816,426	9,968,173

Total liabilities and stockholders’ equity	$20,958,170	$15,669,733

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2014	2013

Revenues:
Grant and royalty revenue	$631,840	$1,484,039
Research and development revenue under collaborative agreements	4,448,623	6,502,723
Total revenues	5,080,463	7,986,762

Expenses:
Research and development	18,126,701	11,343,448
General and administrative	4,758,831	4,234,613
Total expenses	22,885,532	15,578,061

Loss from operations	(17,805,069)	(7,591,299)

Other income (expense), net	18	26,608
Change in fair value of warrants	1,250,000	1,000,000
Total other income (expense), net	1,250,018	1,026,608

Net loss	$(16,555,051)	$(6,564,691)

Basic and diluted net loss per share	$(1.00)	$(0.49)

Weighted-average shares outstanding used in the calculation	16,555,654	13,438,542

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	13,099,319	$13,099	$57,845,088	$(42,913,467)	$14,944,720
Common stock issued for cash, net of issuance costs	213,700	214	802,381	—	802,595
Stock options exercised	31,197	31	15,809	—	15,840
Stock-based compensation	43,698	44	769,665	—	769,709
Net loss	—	—	—	(6,564,691)	(6,564,691)
Balance, December 31, 2013	13,387,914	13,388	59,432,943	(49,478,158)	9,968,173
Common stock issued for cash, net of issuance costs	5,766,875	5,767	21,231,675	—	21,237,442
Stock options exercised	715	1	249	—	250
Stock-based compensation	69,204	69	1,165,543	—	1,165,612
Net loss	—	—	—	(16,555,051)	(16,555,051)
Balance, December 31, 2014	19,224,708	$19,225	$81,830,410	$(66,033,209)	$15,816,426

 See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(16,555,051)	$(6,564,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,236,274	837,275
Change in fair value of warrants	(1,250,000)	(1,000,000)
Depreciation and amortization	216,088	196,224
Changes in operating assets and liabilities:
Accounts receivable	582,859	(1,076,243)
Prepaid expenses and other current assets	(120,783)	15,430
Accounts payable and accrued expenses	1,101,210	(179,362)
Deferred contract revenue	(373,000)	(5,336,623)
Other	(24,008)	(41,157)
Net cash used in operating activities	(15,186,411)	(13,149,147)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(105,611)	(44,669)
Patent expenditures	(430,304)	(346,386)
Net cash used in investing activities	(535,915)	(391,055)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	21,237,442	802,595
Proceeds from options and warrants exercised	250	15,840
Payment for restricted stock tax liability on net settlement	(84,680)	(47,677)
Net cash provided by financing activities	21,153,012	770,758

Net increase (decrease) in cash and cash equivalents	5,430,686	(12,769,444)

Cash and cash equivalents at beginning of period	11,851,639	24,621,083
Cash and cash equivalents at end of period	$17,282,325	$11,851,639

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(1,250,000)	$(1,000,000)

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lpath, Inc. (“Lpath,” “we,” or “the company”) is a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have three product candidates that are currently in clinical development, and one in pre-clinical evaluation.

On July 17, 2014, Lpath changed its state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated July 17, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by the filing of (i) articles of conversion with the Secretary of State of the State of Nevada, and (ii) a certificate of conversion and a certificate of incorporation with the Secretary of State of the State of Delaware.  Pursuant to the Plan of Conversion, Lpath also adopted new bylaws.  The Reincorporation did not affect any of the company’s material contracts with any third parties, and the company’s rights and obligations under such material contractual arrangements continue to be rights and obligations of the company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of Lpath.

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

Long-lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $61,314 and $68,309 in 2014 and 2013, respectively.

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

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $108,534 and $118,383 in 2014 and 2013, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2014 and 2013.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2014 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2014 and 2013, Lpath had no reportable differences between net loss and comprehensive loss.

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

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Years Ended December 31,
	2014	2013
Stock options	740,954	334,981
Warrants	4,587,359	931,099
Restricted stock units	641,834	721,788
Total	5,970,147	1,987,868

Note 2—RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, Lpath entered into an agreement providing Pfizer Inc. with an exclusive option for a worldwide license to develop and commercialize iSONEP™, Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.  As a result of a clinical hold and the requirement to manufacture new drug substance during 2012, the projected costs to complete the iSONEP trials increased significantly and Pfizer requested the Company to consider potential alternatives to reduce the increased costs of the iSONEP trials.  On December 5, 2012, the Company and Pfizer amended the agreement to, among other things, reflect the parties’ agreement to discontinue the PEDigree trial and to focus on the Nexus trial.  The parties modified the protocol for the Nexus trial to include certain wet AMD patients with PED in the Nexus trial.  In addition, the Company can elect to conduct the PEDigree trial at any time at its cost.  Under the terms of the amended agreement, the parties will continue to pursue and share the cost of the iSONEP trials, including any costs associated with discontinuing the PEDigree trial.   In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer is currently seeking to divest certain ophthalmology research and development assets, including Pfizer’s exclusive option under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire these rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party. Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial.         Under the terms of the agreement, as amended, Pfizer provided Lpath with an up-front option payment of $14 million and agreed to share the cost of the planned clinical trials, including any costs associated with discontinuing the PEDigree trial. Pfizer paid the up-front payment in January 2011. Following completion of the Nexus study, Pfizer has the right to exercise its option for worldwide rights to iSONEP for an undisclosed option fee and, if Pfizer exercises its option, Lpath will be eligible to receive development, regulatory, and commercial milestone payments that could total up to $497.5 million; in addition, Lpath will be entitled to receive tiered double-digit royalties based on sales of iSONEP. As part of the agreement, as amended, Lpath has granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. Lpath recognized revenues as follows:

	Years Ended
	December 31,
	2014	2013
Cost reimbursements	$4,075,623	$1,106,005
Amortization of development fees	373,000	5,336,622
Other	—	60,096
	$4,448,623	$6,502,723

Note 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2014	2013
Equipment and leasehold improvements:
Office furniture and fixtures	$9,435	$9,435
Laboratory equipment	593,027	520,160
Computer equipment and software	142,118	152,884
Leasehold improvements	24,902	24,902
	769,482	707,381
Accumulated depreciation	(548,334)	(496,019)
Equipment, net	$221,148	$211,362

Patents:
Patents	$2,467,547	$2,100,983
Accumulated amortization	(230,638)	(174,115)
Patents, net	$2,236,909	$1,926,868

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

Recurring Fair Value Estimates

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The fair value and significant unobservable inputs (level 3) of the March 2012 warrants were $850,000 as of December 31, 2014.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2013	$3,100,000
Change in fair value of warrants	(1,000,000)
Warrant liability as of December 31, 2013	2,100,000
Change in fair value of warrants	(1,250,000)
Warrant liability as of December 31, 2014	$850,000

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

Note 5—RESEARCH AND LICENSE AGREEMENTS

In August 2006, Lpath and Lonza Biologics, PLC (“Lonza”) entered into two agreements, a License Agreement and a Research Evaluation Agreement. Both agreements grant Lpath the use of certain proprietary technology to assist in the development of monoclonal antibodies. Under the terms of the License Agreement an annual license fee of approximately £300,000 (approximately $467,000 at December 31, 2014) may accrue when Lpath utilizes the Lonza technology in the manufacture of drug substance to be used in clinical trials. The License Agreement further provides that payment of this license fee will be deferred until Lpath’s drug candidate utilizing that technology begins Phase 2 clinical trials.  No annual license fees were due to Lonza in 2014 and 2013.

In August 2005, Lpath entered into a collaboration agreement (the “AERES Agreement”) with AERES Biomedical Limited (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. In 2014, AERES’ rights and obligations pursuant to the AERES Agreement with Lpath were transferred to Medical Research Council Technology (“MRCT”) by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the AERES Agreement. No amounts were paid to AERES or MRCT during 2014 and 2013. Lpath could owe MRCT certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. MRCT will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

In 2007, we entered into a collaboration agreement (the “DataMabs Agreement”) with DataMabs LLP (“DataMabs”) to assist us in humanizing the Lpathomab monoclonal antibody. The work performed by DataMabs was successfully completed in 2007, and we completed the humanization project in early 2008. In 2012, DataMabs’ rights and obligations pursuant to the DataMabs Agreement with Lpath were transferred to MRCT by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the DataMabs Agreement. No amounts were paid to MRCT during 2014 and 2013. As a result of submitting the IND for Lpathomab to the FDA in January 2015, pursuant to the terms of the DataMabs Agreement, Lpath will be obligated to pay MRCT a milestone payment of $37,500. We could owe certain additional contingent amounts to MRCT when and if Lpathomab passes through the various levels of the FDA drug-candidate-review and approval processes. MRCT will be entitled to a low single-digit royalty on any revenues generated by the ultimate commercialization of Lpathomab.

Note 6—STOCKHOLDERS’ EQUITY

Common Stock

In August 2013, the company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP” together with MLV, the “Sales Agents”), pursuant to which the company was able to issue and sell shares of its common stock having an aggregate offering price of up to $20 million from time to time, at the company’s option, through the Sales Agents. Sales of common stock through the Sales Agents, if any, were to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the company and the Sales Agents. Subject to the terms and conditions of the Sales Agreement, the Sales Agents was obligated to use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the company may impose). The company was not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold were sold pursuant to the company’s effective shelf registration statement on Form S-3. The company paid the Sales Agents a commission of up to 3.5% of the gross proceeds. In 2013, the company sold 213,700 shares at sales prices ranging from $4.25 to $5.13 per share, resulting in $803,000 in net proceeds.

In March 2014, the company terminated the August 2013 Sales Agreement and entered into an at-the-market issuance sales agreement with MLV & Co.  (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may from time to time, at the company’s option, issue and, through MLV, sell shares of its common stock having an aggregate offering price of up to $23 million (subject to limitations set by the SEC if the aggregate market-value of the company’s common stock held by non-affiliates remains below $75 million, which limitations reduce the amount that we may offer and sell during any 12-month period to a maximum of one-third of the market value of the common stock held by our non-affiliate stockholders) from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. During the year ended December 31, 2014, the company sold 2,161,833 shares at sales prices ranging from $3.50 to $5.16 per share, resulting in $9,730,000 in net proceeds.

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

As part of the transaction, the company has agreed not to offer any variable-rate securities until October 23, 2015, provided, however, that the company can continue to make sales under its existing at-the-market vehicle after.

In October 2014, pursuant to the terms of a registration rights agreement the company entered into in connection with the direct offering discussed above, the company registered for resale 3,605,042 shares of common stock issuable upon exercise of the warrants issued in the direct offering discussed above.  The shares were registered on Form S-3 and the registration statement was declared effective by the Securities and Exchange Commission on October 23, 2014.

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2014 and 2013, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (the “Plan”). There are 2,500,000 shares of common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2014, a total of 527,073 shares of common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2014	2013
Stock-based compensation expense by type of award:
Stock options	$507,271	$—
Restricted stock units	729,003	837,275
Total stock-based compensation expense	$1,236,274	$837,275
Effect of stock-based compensation expense on
Research and development	466,517	314,185
General and administrative	769,757	523,090
Total stock-based compensation expense	$1,236,274	837,275

Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2014 and 2013.

Stock Options

As of December 31, 2014, there was $1,841,000 of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 3.1 years.

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

A summary of the stock option activity under the plan as of December 31, 2014 and 2013, and changes during the years then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	368,036	$3.86
Granted	—	—
Exercised	(31,197)	0.51
Expired	(1,858)	5.87
Forfeited	—	—
Outstanding at December 31, 2013	334,981	4.16
Granted	474,350	4.45
Exercised	(715)	0.35
Expired	(4,287)	.35
Forfeited	(63,375)	4.45
Outstanding at December 31, 2014	740,954	4.35	4.49	$237,622
Vested and exercisable at December 31, 2014	465,604	$4.28	1.75	$237,622

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2014 of $2.82 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2014, the company had 157,825 stock options outstanding with strike prices below the company’s market price of $2.82 on that date, of which all were vested and exercisable. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $3,000 and $117,000, respectively. Cash received from option exercises during the years ended December 31, 2014 and 2013 was $250 and $16,000, respectively. Upon stock option exercises, the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2014, there was $2,218,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Plan. The company expects to recognize that expense over a weighted-average period of 2.7 years.

The following table summarizes the restricted stock units activity of the company during 2014 and 2013:

	Total Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding January 1, 2013	417,196	$7.10
Granted	389,714	4.96
Shares issued	(53,573)	11.68
Forfeited	(31,549)	5.66
Outstanding December 31, 2013	721,788	5.66
Granted	15,000	2.92
Shares issued	(81,829)	6.11
Forfeited	(13,125)	4.97
Outstanding December 31, 2014	641,834	$5.55

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

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. The company believes there is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle the warrant liability now carried on the consolidated balance sheet.

The following table summarizes Lpath warrants outstanding as of December 31, 2014:

Warrant Expiration Date	Number of Shares	Exercise Price per Share
December 10, 2015	5,715	$5.60
March 9, 2017	29,750	$5.25
March 9, 2017	882,776	$7.70
May 30, 2017	6,000	$4.00
September 15, 2017	4,000	$4.00
September 25, 2019	3,605,042	$3.36
September 26, 2019	54,076	$3.36
Total:	4,587,359
Weighted average:		$4.21

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2014, 3,669,118 warrants were granted, no warrants were exercised, and 12,858 warrants expired. No warrants were exercised in 2013 and 337,918 warrants expired.

Note 7—INCOME TAXES

As of December 31, 2014, Lpath had federal and California net operating loss (“NOL”) carryforwards of approximately $72 million and $67 million, respectively, that will expire beginning in 2015 and continue expiring through 2034. Portions of these NOL carryforwards may be used to offset future taxable income, if any.

As of December 31, 2014, Lpath also has federal and California research and development tax credit carryforwards of $1,171,000 and $640,000, respectively, available to offset future taxes. The federal credits begin expiring in 2015, and the state credits do not expire.

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

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$30,935,000	$23,111,000
Research and development credit carryforwards	1,812,000	1,812,000
Stock-based compensation	1,729,000	1,645,000
Deferred contract revenue	54,000	213,000
Other, net	149,000	200,000
	34,679,000	26,981,000
Deferred tax liabilities:
State taxes	(2,459,000)	(1,929,000)
Patent costs	(958,000)	(825,000)
	(3,417,000)	(2,754,000)
Total deferred tax assets	31,262,000	24,227,000
Valuation allowance	(31,262,000)	(24,227,000)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2014 and 2013. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2014	2013
Federal tax benefit at statutory rate	$5,629,000	$2,232,000
State tax benefit, net	1,028,000	378,000
Change in fair value of warrants	425,000	340,000
Research and development credits	—	127,000
Employee stock-based compensation	(56,000)	(366,000)
Other permanent differences	9,000	25,000
Decrease in valuation allowance	(7,035,000)	(2,736,000)
Provision for income taxes	$—	$—

Note 8—OPERATING LEASE

Lpath leases an 11,960 square foot laboratory and office facility in San Diego, California. The lease has an initial term of 64 months. Monthly lease payments are $27,445, with annual escalations of 3%. The lease grants the Company the right to extend the lease for an additional five-year term.

Future minimum payments and sublease income under the company’s non-cancelable operating lease are set forth in the following table:

Years ending December 31,	Lease Obligation	Sublease Income	Net Lease Obligation
2015	334,279	11,652	322,627
2016	286,075	9,710	276,365
Total future minimum lease commitments	$620,354	$21,362	$598,992

Lpath’s rent expense totaled $385,000 and $366,000 for the years ended December 31, 2014 and 2013, respectively. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2014 and 2013.

Note 9—RELATED-PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by one of Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2014 and 2013.

During 2014 and 2013, WSIC billed Lpath $39,300 and $41,900, respectively, for administrative expenses.

As of December 31, 2014, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $7,100 for services provided to Lpath.  As of December 31, 2013, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $9,400 for services provided to Lpath.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(1)  Evaluation of Disclosure Controls and Procedures.  Our interim chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of the end of such period.

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

Our management, under the supervision of our interim chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

(3)  Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)  Inherent Limitations on Effectiveness of Controls.  Our management, including our interim chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  OTHER INFORMATION

The following disclosure would have otherwise been made on Form 8-K under the heading “Item 8.01 — Other Events.”

On March 24, 2015, the Company announced that its Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (“RCC”). The study enrolled RCC patients who had previously failed treatment with at least one anti-vascular endothelial growth factor (VEGF) agent (e.g. Sutent®) and no more than one mTOR inhibitor (e.g. Afinitor®).  This patient population is considered “last line,” and the literature suggests cancer progression in this population within a one-to-two month time frame.

To successfully meet the primary endpoint of progression-free survival, at least 25 out of 39 patients needed to be progression-free at two months of treatment. Fifteen out of 40 patients (over enrolled by one patient) were progression-free at two months.  In addition, seven patients were progression-free at six months, and with three patients were progression-free for over 20 months. Six patients currently continue to receive weekly infusions of ASONEP.  ASONEP was well-tolerated by patients overall.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our directors and executive officers and hold the positions set forth opposite their names as of March 1, 2015:

Name	Age	Position
Daniel H. Petree (1)(2)(3)(4)	59	Chairman of the Board
Jeffrey A. Ferrell (1)(2)	40	Director
Daniel L. Kisner, M.D. (1)(4)	68	Director
Charles A. Mathews (1)(2)(3)	77	Director
Donald R. Swortwood (1)(3)	74	Director
Michael Lack	63	Interim Chief Executive Officer
Gary J. G. Atkinson	62	Senior Vice President and Chief Financial Officer
Dario A. Paggiarino, M.D.	58	Senior Vice President and Chief Development Officer
Gary Woodnutt, Ph.D.	58	Senior Vice President and Chief Scientific Officer

(1)                                 Member of the Compensation Committee

(2)                                 Member of the Audit Committee

(3)                                 Member of the Nominating and Corporate Governance Committee

(4)                                 Member of the R&D Advisory Committee

The following sets forth information regarding the business experience of our directors and executive officers as of March 1, 2015:

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

Jeffrey A. Ferrell

Director

Mr. Ferrell has served as a director of Lpath since April 2007. Mr. Ferrell has served as the Managing Partner of Athyrium Capital Management, LP, a life sciences focused investment and advisory company with offices in New York City, since 2008. From 2001 to 2008, Mr. Ferrell served in a number of capacities at Lehman Brothers. He oversaw public and private life sciences investments for Global Trading Strategies, a principal investment group within Lehman, as a Senior Vice President from 2005 to 2008. Prior to that he was a Vice President in Lehman Brothers’ Private Equity division. Prior to joining Lehman in 2001, he was a principal at Schroder Ventures Life Sciences in Boston. Mr. Ferrell holds an A.B. in Biochemical Sciences from Harvard University. Mr. Ferrell’s qualifications to sit on our Board include his experience in providing fund raising and advisory services to life sciences companies, his knowledge of the life sciences industry and his knowledge of the capital markets.

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

Michael Lack

Interim Chief Executive Officer

Mr. Lack joined Lpath as Interim Executive Officer in November 2014.  Mr. Lack has over 15 years of experience serving in executive roles for companies in the biotechnology and technology industries.  Mr. Lack currently serves as a member of the board of directors of Immunomic Therapeutics, Inc., a clinical stage biotechnology company.  Since August 2012, Mr. Lack has served as a management consultant with Presteza Partners LLC, where he provides consulting services for small and medium sized biotechnology and technology companies.  From October 2010 to June 2012, Mr. Lack served in interim executive positions with Traversa Therapeutics and from January 2010 to August 2011, Mr. Lack served in interim executive positions with Avera Pharmaceuticals.  From 2003 to 2010, Mr. Lack served as a member of the board of directors of ProSanos Corporation, a producer of products and services for the capture, integration, analysis, and management of healthcare related data, which was acquired by United BioSource Corporation in 2010.  Mr. Lack has a Bachelor of Science in physics from the University of California, Los Angeles.

Gary J.G. Atkinson

Senior Vice President and Chief Financial Officer

Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005. He has more than 20 years of financial management experience in the life science industry. Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company. From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company. He began his career with Ernst & Young, where he earned his CPA certification. Mr. Atkinson is a graduate of Brigham Young University.

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

Gary Woodnutt Ph.D.

Senior Vice President and Chief Scientific Officer

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

GOVERNANCE OF OUR COMPANY

Overview

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.

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

Director Independence

The Board assesses on a regular basis, and at least annually, the independence of our directors and makes a determination as to which directors are independent.  Our Board of Directors has determined that each of our directors is “independent”. In assessing director independence, our Board has adopted the definition of “independent director” under the listing standards of the Nasdaq Stock Market. Our current independent directors are Jeffrey Ferrell, Daniel Kisner, Charles Mathews, Daniel Petree and Donald Swortwood.

Board and Committee Attendance

During the year ended December 31, 2014, the Board of Directors met eleven times and it took action by unanimous written consent one time.  Our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.  During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and all Board Committees on which such director served during that period.

Director Attendance at Annual Meeting

We believe the annual meeting provides a good opportunity for our directors to hear any feedback the stockholders may share with the Company at the Meeting. As a result, we encourage our directors to attend each of our annual meetings. We reimburse our directors for the reasonable expenses incurred by them in attending the annual meeting.  All of our directors attended the 2014 Annual Meeting.

Executive Sessions

Executive sessions of our independent directors are held at each regularly scheduled meeting of our Board and at other times as necessary and are chaired by the Chairman of the Board. The Board’s policy is to hold executive sessions without the presence of management, including our former President and Chief Executive Officer until his resignation in November 2014, who was the only non-independent director on the Board. Our Board Committees also generally meet in executive session at the end of each Committee meeting.

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

The Compensation Committee.  The Compensation Committee of the Board of Directors, currently consists of Messrs. Daniel Kisner (Chair), Jeffrey Ferrell, Daniel Petree, Charles Mathews, and Donald Swortwood. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors. The Board has determined that Messrs. Mathews, Kisner, Ferrell, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market.  In making such determination the Board considered the source of compensation of each member of the Compensation Committee, including factors relevant to determining whether the member has a relationship to the Company which is material to the member’s ability to be independent from management in connection with the duties of a compensation committee member.  In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met two times in 2014.

The Audit Committee.  The Audit Committee of the Board of Directors, currently consists of Messrs. Mathews (Chair), Ferrell, and Petree. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each current member of the Audit Committee is an “independent director” under the listing standards of the Nasdaq Stock Market and Section 10A(m)(3) of the Securities Exchange Act. As required by the listing standards of the Nasdaq Stock Market, each member of the Audit Committee can read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board of Directors has also determined that Mr. Mathews is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee met four times in 2014.

The Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Messrs. Mathews (Chair), Petree, and Swortwood. The Nominating and Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors and helps oversee the Company’s regulatory and compliance matters. The Board has determined that Messrs. Mathews, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee met two times in 2014.

The R&D Advisory Committee.  The R&D Advisory Committee consists of Messrs. Kisner (Chair), and Petree. The R&D Advisory Committee evaluates and helps oversee the Company’s research and development initiatives. The Board has determined that Messrs. Kisner and Petree are each an “independent director” under the listing standards of the Nasdaq Stock Market. The R&D Advisory Committee met two times in 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes the compensation that we paid to our named executive officers (collectively, the “Named Executives”), during the years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards		Stock Awards		All Other Compensation		Total
Michael Lack(1)	2014	$75,000		$—	$—		$21,357	(5)	$—		$96,357
Interim Chief Executive Officer

Scott R. Pancoast	2014	$395,729	(2)	$129,600	$189,802	(5)	$147,680	(5)	$424,101	(6)	$1,286,912
Former Chief Executive Officer and President	2013	$429,986	(2)	$105,000	$—	(5)	$144,150	(5)	$10,200	(7)	$689,336

Dario A. Paggiarino, M.D.	2014	$327,885	(3)	$46,300	$28,923	(5)	$123,331	(5)	$10,400	(7)	$536,839
Senior Vice President and Chief Development Officer	2013	$215,385	(3)	$—	$—	(5)	$88,190	(5)	$8,369	(7)	$311,944

Gary Woodnutt Ph.D.	2014	$327,885	(4)	$60,000	$28,923	(5)	$123,331	(5)	$10,400	(7)	$550,539
Senior Vice President, Development	2013	$215,385	(4)	$—	$—	(5)	$88,190	(5)	$8,369	(7)	$311,944

(1)                                 On November 3, 2014, the company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer.  Under the Consulting Agreement, Mr. Lack will receive a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions.  In addition, the Board granted Mr. Lack restricted stock units for 15,000 shares of Common Stock that will vest in full, subject to certain exceptions, on the earlier of (i) the one-year anniversary of the date of his appointment or (ii) the date on which he no longer provides services to the Company.

(2)                                 Scott Pancoast, our former CEO and President, was paid a base salary of $450,000 per annum, effective as of March 1, 2013 until his resignation and departure from the company on November 3, 2014.

(3)                                 Dario A. Paggiarino, M.D., our Senior Vice President and Chief Development Officer, was paid a base salary of $330,000 per annum, effective as March1, 2014.  Dr. Paggiarino may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(4)                                 Gary Woodnutt, Ph.D., our Senior Vice President, Research, was paid a base salary of $330,000 per annum, effective as March 31, 2014.  Mr. Woodnutt may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(5)                                 Option and Restricted Stock Units (“RSU”) award compensation represents the aggregate annual stock compensation expense of the officer’s outstanding stock option grants and RSUs. Compensation for employees is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the service period, which generally represents the vesting period. The grant date fair values of the options and RSUs were computed based on the closing price of the company’s common stock on the grant date in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Material terms of the outstanding equity awards for each of the named executive officers are set forth in the following table entitled “Outstanding Equity Awards at Fiscal Year-End 2014”.

(6)                                 Amount includes company matching 401(k) contributions, accrued vacation pay, and accrued severance pay.  In connection with Mr. Pancoast’s resignation, on November 3, 2014 (the “Separation Date”), the Company and Mr. Pancoast entered into a separation agreement and general release (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, Mr. Pancoast will receive (i) $300,000, less applicable payroll deductions and required withholdings, payable in eight monthly installments of $37,500 and (ii) a final monthly payment of $3,750 payable on August 2, 2015.  In addition, the Company will pay or reimburse Mr. Pancoast for the COBRA premiums required to insure Mr. Pancoast and his legal dependents for a period of 24 months following the Separation Date.

(7)                                 Amounts represent company matching 401(k) contributions.

The following table details unexercised stock options and RSUs for each of our Named Executives as of December 31, 2014.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable		Price ($)	Date(1)	Vested (#)(4)	Vested ($)(4)	Vested (#)(5)	Vested ($)(5)
Michael Lack						11,250	$31,725	—	$—

Scott R. Pancoast	28,572	—	(2)	$5.60	3/10/16	—	$—	—	$—
	35,549	—	(2)	$1.54	3/10/16
	7,490	—	(2)	$4.45	3/10/16
	3,760	—	(2)	$4.45	3/10/16
	70,000	—	(3)	$0.56	3/10/16

Dario A. Paggiarino, M.D.		45,000	(2)	$4.45	2/10/2024	62,500	$176,250	—	$—

Gary Woodnutt Ph.D.		45,000	(2)	$4.45	2/10/2024	62,500	$176,250	—	$—

(1)                       For each option shown, the expiration date is the 10th anniversary of the date the option was granted.

(2)                       One quarter of the shares vest one year from the date of grant, the remaining shares vest monthly over the following three years.

(3)                       Shares vest monthly over four years.

(4)                         Mr. Lack’s RSUs vest in full, subject to certain exceptions, on the earlier of (i) the one-year anniversary of the date of his appointment as Interim Chief Executive or (ii) the date on which he no longer provides services to the Company.  All other RSUs vest over a vest over a four-year period.

(5)                      Performance-based RSUs vest upon the achievement of specific performance objectives.

Narrative to Summary Compensation Table and Outstanding Equity Awards Table

The Compensation Committee of the Board of Directors, which is comprised solely of independent directors, has the responsibility for evaluating and authorizing the compensation payable to our executive officers. In setting executive compensation in 2014, the Compensation Committee retained Compensia, Inc., a national compensation consulting firm (“Compensia”), to provide it with competitive market data and analysis regarding the compensation elements offered to the Company’s executive officers, including base salary, cash incentives and equity incentives. Compensia provided the analysis based on a peer group of life science companies approved by the Compensation Committee. The Compensation Committee, based on the data and analysis received from Compensia, adopted and approved the compensation program for its executive officers described below.

Salary. The Compensation Committee sets the base salaries for the Company’s executive officer. The amounts included in the Salary column of the Summary Compensation Table reflects an annual salary review by the Compensation Committee and any salary increases are pro-rated based on the effective date of any salary increase.

On November 3, 2014, the company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer.  Under the Consulting Agreement, Mr. Lack will receive a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions.

Effective March 1, 2014, Dr. Paggiarino’s base salary was increased from $320,000 to $330,000.

Effective March 1, 2014, Mr. Woodnutt’s base salary was increased from $320,000 to $330,000.

Bonus. As part of the Company’s executive compensation program, the Compensation Committee provides annual performance-based cash incentive awards to our executive officers and other key employees.  The annual incentive awards are based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the Compensation Committee.  Following the end of each fiscal year, the Compensation Committee is responsible for determining the bonus amount payable to the executive officer based on the Company’s and the executive officer’s performance against the performance metrics established by the Compensation Committee for the recently completed fiscal year.  The bonus amounts reflected in the Summary Compensation Table for 2013, reflect the Company’s and the executive officer’s performance during fiscal 2012; and the bonus amounts reflected in the Summary Compensation Table for 2014, reflect the Company’s and the executive officer’s performance during fiscal 2013.

Based on its evaluation, the Compensation Committee awarded the named executive officers an average of 42% of their full target bonus amounts over the past two fiscal years.

Equity Awards. Our Compensation Committee believes that equity ownership by our executive officers and key employees encourages them to focus on increasing the long-term value of the Company, aligns their interests with those of our stockholders and provides a retention tool as the executives are required to vest in the equity awards over a period of time.  From 2007 through 2013, the Compensation Committee granted RSUs to our executive officers and our other key employees pursuant to our Amended and Restated 2005 Equity Incentive Plan (“the Plan”).  The RSUs vest over a four-year period, with 25% of the RSUs vesting on the one-year anniversary of the vesting commencement date, and 1/12 of the RSUs vesting over each of the next 12 quarters.  In 2014, the Compensation Committee, based on the recommendation of Compensia, determined that it would be in the best interests of the Company and is stockholders to grant stock options to our executive officers and other key employees pursuant to the Plan.  Similar to the RSU grants, the stock options vest over a four-year period, with 25% of the stock options vesting on the one-year anniversary of the vesting commencement date, and 1/36th  of the stock options vesting over each of the next 36 months.

Mr. Lack was granted 15,000 RSUs in 2014.  Mr. Atkinson was granted 75,000 options and 25,000 RSUs in 2014 and 2013, respectively.  Dr. Paggiarino and Dr. Woodnutt were awarded 45,000 options and 100,000 RSUs in 2014 and 2013, respectively.

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

Severance.  If Dr. Paggiarino’s or Mr. Woodnutt’s employment is terminated by the Company without cause, each is entitled to receive his base salary and benefits for a period of 12 months following such termination. If any of their employment is terminated in connection with a change of control of the Company, then they will be paid their base salary and benefits for a period of 12 months following such termination, and the portion of their stock options and RSUs that would have vested during the 24 months following the termination will immediately vest.  Mr. Lack’s restricted stock units vest in full, subject to certain exceptions, on the earlier of (i) the one-year anniversary of the date of his appointment or (ii) the date on which he no longer provides services to the Company.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of the Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our non-employee directors are compensated based upon their respective levels of Board participation and responsibilities, including service on Board Committees. Mr. Pancoast, our former President and Chief Executive Officer, received no separate compensation for his service as a director.

The following table sets forth compensation earned and paid to each non-employee director for service as a director during 2014:

Director Compensation Fiscal Year 2014

Name	Fees Paid in Cash	Option Awards		Stock Awards		Total
Jeffrey A. Ferrell	$41,000	$51,880	(1)	$2,369	(1)	$95,249
Daniel L. Kisner, M.D.	$49,000	$51,880	(2)	$10,036	(2)	$110,916
Charles A. Mathews	$56,000	$51,880	(3)	$2,369	(3)	$110,249
Daniel H. Petree	$58,000	$51,880	(4)	$3,158	(4)	$113,038
Donald R. Swortwood	$37,000	$51,880	(5)	$2,369	(5)	$91,249

(1)                                 Mr. Ferrell was appointed to the Board in April 2007 and first elected in October 2007. As of December 31, 2014, Mr. Ferrell held 15,000 stock options, 12,500 of which are vested and 20,927 RSUs, all of which are vested.

(2)                                 Dr. Kisner was appointed to the Board in July 2012. As of December 31, 2014, Dr. Kisner held 15,000 options, 12,500 of which are vested and 16,098 RSUs, of which 13,892 are vested.

(3)                                 As of December 31, 2014, Mr. Mathews held 22,143 stock options, 19,643 of which were vested, and 20,927 RSUs, all of which are vested. Mr. Mathews was first elected to the Board in March 2006.

(4)                                 Mr. Petree was appointed to the Board of Directors in November 2008 and first elected in June 2009. In September 2010, Mr. Petree was elected Chairman of the Board. As of December 31, 2014, Mr. Petree held 15,000 options, of which 12,500 are vested, and 26,790 RSUs, all of which are vested.

(5)                                 As of December 31, 2014, Mr. Donald R. Swortwood held 22,143 stock options, of which 19,643 are vested, and 20,927 RSUs, all of which are vested. Mr. Swortwood was first elected to the Board in July 2006.

(6)                                 The grant date fair values of the options and RSUs were computed based on the closing price of the company’s common stock on the grant date in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

Narrative Discussion of the Director Compensation Table.

Our director compensation program is overseen and authorized by the Board of Directors, based on the recommendation of the Compensation Committee. The Compensation Committee periodically receives advice and recommendations from Compensia, its compensation consultant, with respect to director compensation matters. During 2014, the terms of the compensation arrangements for our non-management directors were as follows:

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

•             Each non-management director was granted an option to purchase 15,000 shares of common stock that are fully vested as of March 10, 2015.

Our directors did not receive any other meeting fees. We do reimburse our directors for their reasonable expenses in attending Board and Board Committee meetings in accordance with the Company’s reimbursement policy.

For 2015, the Board of Directors, based on the recommendation of the Compensation Committee, determined to maintain the existing director compensation program outlined above, with the following changes:

•             The Chairman of the Board will receive an annual retainer of $50,000, to be paid in equal quarterly payments.

•             Each non-management director will receive a grant of stock options for 25,000 shares or the grant of restricted stock units (“RSUs”) for 16,667 shares of Lpath Common Stock, at the election of the non-management director. The Stock Options and RSUs will vest over a one-year period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our Common Stock as of March 1, 2015 by (i) each stockholder who we believe owns beneficially more than 5% of our Common Stock, (ii) each of our named executive officers and directors and (iii) all of our directors and executive officers as a group. Except as listed below, the address of all owners listed is c/o Lpath, Inc., 4025 Sorrento Valley Blvd., San Diego, CA 92121.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)		Percent of Common Stock Outstanding(2)
HBM Healthcare Investments (Cayman) Ltd. 23 Lime Tree Bay Avenue West Bay, Grand Cayman, Cayman Islands	4,110,338	(3)	19.9%
Sabby Management LLC 10 Mountain View Road, Suite 205 Upper Saddle River, NJ 07458	3,625,832	(4)	17.3%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403-1906	2,085,205	(5)	10.8%
Avara Management Ltd. Piazza del Riscossa Lugano, 6906 Switzerland	1,151,080	(6)	5.8%
Donald R. Swortwood Director Chairman & Chief Executive Officer Western States Investment Group 4025 Sorrento Valley Blvd. San Diego, CA 92121 Director	811,265	(7)	4.2%
Michael Lack Interim Chief Executive Officer	15,000	(8)	*
Gary J.G. Atkinson Vice President, Chief Financial Officer, and Secretary	129,416	(9)	*
Dario A. Paggiarino, M.D. Senior Vice President and Chief Development Officer	63,125	(10)	*
Gary Woodnutt Ph.D. Senior Vice President, Development	63,125	(11)	*
Charles A. Mathews Director	59,422	(12)	*
Jeffrey A. Ferrell Director	46,666	(13)	*
Daniel L. Kisner, M.D. Director	29,522	(14)	*
Daniel H. Petree Director	62,529	(15)	*

All directors and executive officers as a group (eight persons)	1,280,070	(16)	6.6%

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our Common Stock outstanding.

*                                         Less than one percent.

(1)                                 We determined beneficial ownership under rules promulgated by the SEC, based on information obtained from questionnaires, Company records and filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is considered to beneficially own any shares: (i) over which the person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which the person has the right to acquire beneficial ownership at any time within 60 days of March 1, 2015 (such as through exercise of stock options). Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)                                 Percentage information is calculated based on 19,321,256 shares of Common Stock outstanding as of March 1, 2015, plus each person’s warrants, options, and restricted stock units (RSUs) that are currently exercisable or vested (in the case of (RSUs) or that will become exercisable or vested within 60 days of March 1, 2015. Percentage information for each person assumes that no other individual will exercise any warrants or options.

(3)                                 According to Schedule 13-G filed with the SEC, includes 2,780,836 shares of Common Stock and 1,329,502 shares of Common Stock issuable upon exercise of warrants.

(4)                                 According to Schedule 13-G filed with the SEC, includes 1,925,832 shares of Common Stock and 1,700,000 shares of Common Stock issuable upon exercise of warrants.

(5)                                 According to Schedule 13-G filed with the SEC, includes 2,085,205 shares of Common Stock.

(6)                                 According to Schedule 13-G filed with the SEC, includes 575,540 shares of Common Stock and 575,540 shares of Common Stock issuable upon exercise of warrants.

(7)                                 Includes 26,310 shares of Common Stock issuable upon the exercise of outstanding options and 23,785 shares of Common  Stock that are issuable pursuant to the terms of RSUs.

(8)                                 Includes 15,000 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(9)                                 Includes 64,733 shares of Common Stock issuable upon the exercise of outstanding options and 38,742 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(10)                          Includes 13,125 shares of Common Stock issuable upon the exercise of outstanding options and 50,000 shares of Common Stock issuable pursuant to the terms of RSUs.

(11)                          Includes 13,125 shares of Common Stock issuable upon the exercise of outstanding options and 50,000 shares of Common Stock issuable pursuant to the terms of RSUs.

(12)                          Includes 22,143 shares of Common Stock issuable upon the exercise of outstanding options and 26,563 shares of Common Stock issuable pursuant to the terms of RSUs.

(13)                          Includes 19,167 shares of Common Stock issuable upon the exercise of outstanding options and 24,216 shares of Common Stock issuable pursuant to the terms of RSUs.

(14)                          Includes 15,000 shares of Common Stock issuable upon the exercise of outstanding options and 14,522 shares of Common Stock issuable pursuant to the terms of RSUs.

(15)                          Includes 19,167 shares of Common Stock issuable upon the exercise of outstanding options and 30,076 shares of Common Stock issuable pursuant to the terms of RSUs.

(16)                          Includes shares held by all of the directors and executive officers, including Donald R. Swortwood, Michael Lack, Gary J.G. Atkinson, Dario A. Paggiarino, M.D., Gary Woodnutt Ph.D., Charles A. Mathews, Daniel L. Kisner M.D., Daniel H. Petree, and Jeffrey A. Ferrell.

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

To the Company’s knowledge, no person who, during the fiscal year ended December 31, 2014, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not engaged in any transaction since January 1, 2013 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2014 and 2013 and in which any of our directors, named executive officers or any holder of more than 5% of our Common Stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.

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

Our rent expense totaled approximately $385,000 and $366,000 for the years ended December 31, 2014 and 2013, respectively. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2014 and 2013.

During 2014 and 2013, WSIC billed Lpath $39,300 and $41,900, respectively, for administrative expenses.

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

Compensation Committee Interlocks and Insider Participation.

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2014, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S K. During fiscal 2014, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by its independent auditors during Fiscal Years 2014 and 2013.

Set forth below is certain information concerning fees billed to us by Moss Adams in respect of services provided in 2014 and 2013.

	2014	2013
Audit fees	$122,000	$122,000
Audit-related fees	42,250	43,000
Tax Fees	8,500	8,500
All other fees	—	—
Total	$172,750	$173,500

Audit Fees:  For the years ended December 31, 2014 and 2013, the aggregate audit fees billed by Moss Adams were for professional services rendered for audits and quarterly reviews of our consolidated financial statements.

Audit-Related Fees:  For the years ended December 31, 2014 and 2013, audit-related fees billed by Moss Adams pertained to services rendered in connection with (i) the audit of our Schedule of Expenditures for the National Institutes of Health Research and Development Program, and (ii) procedures required for filings with the SEC in conjunction with financing transactions.

Tax Fees:  For the years ended December 31, 2014 and 2013, fees billed by Moss Adams related to tax return preparation and tax planning services.

All Other Fees:  For the years ended December 31, 2014 and 2013, there were no fees billed by Moss Adams for other services, other than the fees described above.

Policy on Audit Committee pre-approval of audit and permitted non-audit services of independent auditors

The Audit Committee has determined that all services provided by Moss Adams were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. During 2014 and 2013, the Chair of the Audit Committee, subsequently advising the Audit Committee, or the Audit Committee itself pre-approved all audit related and the tax services provided by our independent auditors. During 2014 and 2013, no non-permitted or non-authorized services were performed by our independent registered public accounting firm.

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

2.3	Plan of Conversion, dated July 17, 2014, of Lpath, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.1

Articles of Conversion, as filed with the Secretary of State of the State of Nevada on July 17, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.2

Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on July 17, 2014 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.3	Certificate of Incorporation (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.4	Bylaws (filed as Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units. (filed as an exhibit to Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.2

Form of Common Stock Purchase Warrant for Placement Agents of the Units. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.3	Form of Warrant for Griffin Securities, Inc. (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.4

Form of Warrant Issued to Investors in the September 2014 Offering (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

4.5

Form of Warrant issued to Maxim Group LLC in the September 2014 Offering (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

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

10.22	Form of Indemnification Agreement for directors and officers. (filed as exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference.)

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

10.25

At-The-Market Issuance Sales Agreement, dated as of March 18, 2014 by and between MLV & Co. LLC and Lpath, Inc. (filed as Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).

10.26

First Amendment to Employment Agreement, between Lpath, Inc. and Gary Atkinson, entered into as of March 17, 2014. (filed as Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.27

Form of Option Agreement, between the Lpath, Inc. and its officers and directors. (filed as Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.28

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Dario A. Paggiarino, M.D. (filed as Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.29

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Gary Woodnutt Ph.D. (filed as Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.30

Securities Purchase Agreement, dated September 19, 2014, between Lpath, Inc. and investors in the September 2014 Offering (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

10.31

Form of Registration Rights Agreement between Lpath, Inc. and investors in the September 2014 Offering (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

10.32

Separation Agreement, dated as of November 3, 2014, by and between Lpath, Inc. and Scott Pancoast (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and incorporated herein by reference).+

10.33

Consulting Agreement, dated as of November 3, 2014, by and between Lpath, Inc. and Michael Lack (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and incorporated herein by reference).+

23.1	Consent of Moss Adams LLP.*

31.1	Section 302 Certification by Interim Chief Executive Officer of Lpath, Inc.*

31.2	Section 302 Certification by Chief Financial Officer of Lpath, Inc.*

32.1	Section 906 Certification by Interim Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

101.INS# XBRL	Instance Document*

101.SCH# XBRL	Taxonomy Extension Schema Document*

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document*

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document*

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document*

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

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 24, 2015 by the undersigned thereto.

LPATH, INC.

/s/ MICHAEL LACK
Michael Lack,
Interim Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Lack and Gary J. G. Atkinson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2015.

Signature	Title	Date

/s/ MICHAEL LACK	Interim Chief Executive Officer	March 24, 2015
Michael Lack	(Principal Executive Officer)

/s/ GARY J. G. ATKINSON	Senior Vice President and Chief Financial Officer	March 24, 2015
Gary J. G. Atkinson	(Principal Financial and Accounting Officer)

/s/ CHARLES A. MATHEWS	Director	March 24, 2015
Charles A. Mathews

/s/ DONALD R. SWORTWOOD	Director	March 24, 2015
Donald R. Swortwood

/s/ DANIEL L. KISNER, M.D.	Director	March 24, 2015
Daniel L. Kisner, M.D.

/s/ JEFFREY FERRELL	Director	March 24, 2015
Jeffrey Ferrell

/s/ DANIEL PETREE	Director	March 24, 2015
Daniel Petree