Form 10-Q
period 2015-03-31
LPATH, INC
filed 2015-05-08
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of issuer’s outstanding common stock as of May 9, 2015 was 19,426,362.

LPATH, INC.

FORM 10-Q

March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 24, 2015. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$12,673,465	$17,282,325
Accounts receivable	1,442,823	727,178
Prepaid expenses and other current assets	431,044	413,260
Total current assets	14,547,332	18,422,763

Equipment and leasehold improvements, net	219,628	221,148
Patents, net	2,267,873	2,236,909
Deposits and other assets	77,350	77,350

Total assets	$17,112,183	$20,958,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,017,473	$2,865,165
Accrued compensation	674,492	848,583
Accrued expenses	349,064	383,623
Deferred contract revenue	62,500	125,000
Deferred rent, short-term portion	36,214	33,744
Total current liabilities	3,139,743	4,256,115

Deferred rent, long-term portion	25,958	35,629
Warrants	600,000	850,000
Total liabilities	3,765,701	5,141,744

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 19,402,430 and 19,224,708 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19,402	19,225
Additional paid-in capital	82,132,619	81,830,410
Accumulated deficit	(68,805,539)	(66,033,209)
Total stockholders’ equity	13,346,482	15,816,426

Total liabilities and stockholders’ equity	$17,112,183	$20,958,170

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Grant and royalty revenue	$13,635	$116,099
Research and development revenue under collaborative agreements	770,266	1,603,277
Total revenues	783,901	1,719,376

Expenses:
Research and development	2,755,488	3,663,008
General and administrative	1,050,743	1,156,957
Total expenses	3,806,231	4,819,965

Loss from operations	(3,022,330)	(3,100,589)

Other income (expense), net	—	—
Change in fair value of warrants	250,000	(200,000)
Total other income (expense), net	250,000	(200,000)

Net loss	$(2,772,330)	$(3,300,589)

Basic and diluted net loss per share	$(0.14)	$(0.23)

Weighted-average shares outstanding used in the calculation	19,715,009	14,511,710

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,772,330)	$(3,300,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	251,059	317,801
Change in fair value of warrants	(250,000)	200,000
Depreciation and amortization	70,598	35,916
Changes in operating assets and liabilities:
Accounts receivable	(715,645)	(1,394,256)
Prepaid expenses and other current assets	(17,784)	(153,092)
Accounts payable and accrued expenses	(1,050,472)	501,966
Deferred contract revenue	(62,500)	(124,000)
Other	(7,201)	(4,803)
Net cash used in operating activities	(4,554,275)	(3,921,057)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(21,117)	(91,248)
Patent expenditures	(78,925)	(98,508)
Net cash used in investing activities	(100,042)	(189,756)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	8,440,807
Proceeds from options and warrants exercised	45,457	250
Payment for restricted stock tax liability on net settlement	—	(70,627)
Net cash provided by financing activities	45,457	8,370,430

Net increase (decrease) in cash and cash equivalents	(4,608,860)	4,259,617

Cash and cash equivalents at beginning of period	17,282,325	11,851,639
Cash and cash equivalents at end of period	$12,673,465	$16,111,256

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(250,000)	$200,000

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2014 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. In April 2015, the FASB proposed a deferral of the effective date of ASU 2014-09. The proposal would defer required adoption for one year, until December 15, 2017, and would permit early application though in no case could the new guidance be applied before the original effective date. The company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. The company is currently evaluating the impact of ASU 2014-15 on the Company’s financial statements.

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

The company recognized revenue under the Pfizer Agreement as follows:

	Three Months Ended
	March 31,
	2015	2014
Cost reimbursements	$707,766	$1,479,277
Amortization of development fees	62,500	124,000
	$770,266	$1,603,277

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended
	March 31,
	2015	2014

Research and development	$124,037	$114,652
General and administrative	127,022	203,149

Total share-based compensation expense	$251,059	$317,801

As of March 31, 2015, there was a total of $2.0 million in unrecognized compensation expense related to unvested stock-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.3 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2015 and 2014.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at March 31, 2015 were as follows:

	Fair Value as of March 31, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$600,000	$600,000

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2015	$850,000
Change in fair value of warrants	(250,000)

Warrant liability as of March 31, 2015	$600,000

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of March 31, 2015 there were 4,591,359 warrants outstanding with a weighted-average exercise price of $4.21 per share expiring through September 2019.

Note 5 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the three months ended March 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Three Months Ended
	March 31,
	2015	2014
Stock options	1,043,780	807,901
Warrants	4,591,359	923,956
Restricted stock units	560,345	654,784
Total	6,195,484	2,386,641

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in our 2014 Annual Report on Form 10-K.

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

We entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provides Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we are conducting a Phase 2 study in wet AMD patients (the “Nexus trial”).  We began enrolling patients in the Nexus trial in October 2011.  We completed enrollment of the Nexus trial in December 2014, and the last patient in that trial received their last dose of iSONEP in March 2015. After the last patient completed their evaluation visit in April 2015, we began the process of compiling and analyzing the results of the Nexus trial. We expect that data from the Nexus trial will be available in the second quarter of 2015.  The actual time required to complete our clinical trials will depend upon a number of factors outside of our direct control, including those discussed in “Risk Factors — We may have delays in completing our clinical trials, and we may not complete them at all.”

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

In October 2013, Lpath announced that it had received notice from Pfizer that Pfizer would be seeking to divest certain ophthalmology research and development assets, including Pfizer’s rights and obligations under the Pfizer Agreement.  Lpath presented offers to Pfizer to reacquire those rights. However, in December 2013, Pfizer informed Lpath that its offers were not competitive with other offers.  Acquisition of Pfizer’s rights and obligations under the terms of the Pfizer Agreement by a third party would not affect the terms of the Pfizer Agreement, as the existing rights and obligations currently held by Pfizer will be assumed by the third party or remain with Pfizer based on the terms of the agreement between Pfizer and the third party. Since December 2013, Pfizer has maintained its position that it is continuing a process to divest certain of its ophthalmology research and development assets, including its rights and obligations under the Pfizer Agreement. Nevertheless, Lpath believes that Pfizer may now be waiting until they receive the results of the Nexus trial before completing or stopping its process, given that Lpath is closer to the completion of the Nexus trial.  As of March 31, 2015, Pfizer had paid Lpath $25.2 million pursuant to the terms of the Pfizer Agreement, including the $14 million upfront payment. The amendment to the Pfizer Agreement did not modify Lpath’s obligation to fund $6.0 million of Nexus trial expenses, which it completed during 2013. The terms of the Pfizer Agreement specify that, since Lpath has fulfilled its funding obligation, Pfizer (or any third party who acquires Pfizer’s rights) will fund the remaining expenses necessary to complete the Nexus trial.

ASONEP™ is the systemic formulation of sonepcizumab.  We are collaborating with investigators at several medical research institutions on a Phase 2 clinical trial testing ASONEP as a treatment for renal cell carcinoma.  On March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Five patients currently continue to receive weekly infusions of ASONEP.  Overall, ASONEP was well-tolerated.

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

In January 2015 we submitted the Investigational New Drug (IND) application to the FDA to conduct a Phase 1 study of Lpathomab™ for the treatment of various forms of severe chronic pain. The primary objective of the study is to evaluate the safety and tolerability of Lpathomab in subjects that are experiencing severe chronic pain. In March 2015 we were requested by the FDA to provide additional information. At the time of that request, the FDA also informed us that since we would not be able to provide the requested information within the prescribed 30-day IND review period, the IND application would be placed on clinical hold until we respond to their request and they complete their review. We have provided the FDA with the requested information. We plan to begin enrolling patients in the Phase 1 trial once the FDA’s IND review has been completed and the study has been approved by the investigational review boards for the clinical trial sites.

Lpath has incurred significant net losses since its inception. As of March 31, 2015, we had an accumulated deficit of approximately $68.8 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $16 million from March 31, 2015, through the first quarter of 2016. As of March 31, 2015, we had cash and cash equivalents totaling $12.7 million. Additional near-term sources of cash include our accounts receivable of $1.4 million and additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial.  We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2016.

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

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the quarter ended March 31, 2015 were $14,000 compared to $116,000 for the quarter ended March 31, 2014. The decrease of $102,000 in 2015 was due principally to the substantial conclusion of our active grants in the second half of 2014.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provides financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Three Months Ended
	March 31,
	2015	2014
Cost reimbursements	$707,766	$1,479,277
Amortization of development fees	62,500	124,000
	$770,266	$1,603,277

Since we completed enrollment of the Nexus trial in December 2014, and the last patient in that trial received their last dose of iSONEP in March 2015, reimbursable costs of the trial are winding down in 2015.

Research and Development Expenses.  Research and development expenses decreased to $2,755,000 for the first quarter of 2015 from $3,663,000 for the first quarter of 2014, a decrease of $908,000.  The decrease in expenses in 2015 was due to lower level of activity in our ongoing clinical trials as they proceed toward conclusion in the second half of 2015.

General and Administrative Expenses. General and administrative expenses were $1,051,000 for the quarter ended March 31, 2015 compared to $1,157,000 for the same period in 2014, a decrease of $107,000.  This decrease is principally attributable to decreased expenses incurred related to legal and professional fees and decreased stock compensation expenses.

Change in Fair Value of Warrants. Various factors are considered in the pricing model we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. Lpath’s stock is thinly traded and relatively small transactions can impact the Lpath’s quoted stock price significantly.  As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter. Management cautions that the $250,000 net change in fair value of the warrants credited to the results of operations, recognized during the three months ended March 31, 2015, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by Lpath.

Liquidity and Capital Resources

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to expend approximately $16 million from April 1, 2015, through the first quarter of 2016. As of March 31, 2015, Lpath had cash and cash equivalents totaling $12.7 million.  Additional near-term sources of cash include our accounts receivable of $1.4 million and additional funding from Pfizer under the terms of the Pfizer Agreement to support our Nexus clinical trial.  We may also receive additional funding from future awards of NIH grants. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the first quarter of 2016 without including any funds that we may receive should Pfizer exercise its iSONEP option.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. In April 2015, the FASB proposed a deferral of the effective date of ASU 2014-09. The proposal would defer required adoption for one year, until December 15, 2017, and would permit early application though in no case could the new guidance be applied before the original effective date. The company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. The company is currently evaluating the impact of ASU 2014-15 on the Company’s financial statements.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 24, 2015 (the “Form 10-K”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

Lpath, Inc.

Date: May 8, 2015	/S/ MICHAEL LACK
Michael Lack
Interim Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)