Form 10-Q
period 2015-06-30
LPATH, INC
filed 2015-08-11
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of issuer’s outstanding common stock as of August 7, 2015 was 29,402,702.

LPATH, INC.

FORM 10-Q

June 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,854,187	$17,282,325
Accounts receivable	731,945	727,178
Prepaid expenses and other current assets	297,115	413,260
Total current assets	12,883,247	18,422,763

Equipment and leasehold improvements, net	196,399	221,148
Patents, net	2,286,136	2,236,909
Deposits and other assets	77,350	77,350

Total assets	$15,443,132	$20,958,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,742,436	$2,865,165
Accrued compensation	646,193	848,583
Accrued expenses	261,925	383,623
Deferred contract revenue	—	125,000
Deferred rent, short-term portion	38,684	33,744
Total current liabilities	2,689,238	4,256,115

Deferred rent, long-term portion	16,287	35,629
Warrants	—	850,000
Total liabilities	2,705,525	5,141,744

Stockholders’ Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 25,843,763 and 19,224,708 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	25,844	19,225
Additional paid-in capital	84,187,954	81,830,410
Accumulated deficit	(71,476,191)	(66,033,209)
Total stockholders’ equity	12,737,607	15,816,426

Total liabilities and stockholders’ equity	$15,443,132	$20,958,170

See accompanying notes to the condensed consolidated financial statements.

 LPATH, INC.

 Condensed Consolidated Statements of Operations

 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Grant and royalty revenue	$26,964	$316,083	$13,329	$199,984
Research and development revenue under collaborative agreements	1,504,558	2,735,386	734,292	1,132,109
Total revenues	1,531,522	3,051,469	747,621	1,332,093

Expenses:
Research and development	5,672,125	8,237,972	2,916,637	4,574,964
General and administrative	2,152,419	2,239,965	1,101,676	1,083,008
Total expenses	7,824,544	10,477,937	4,018,313	5,657,972

Loss from operations	(6,293,022)	(7,426,468)	(3,270,692)	(4,325,879)

Other income (expense), net	40	18	40	18
Change in fair value of warrants	850,000	400,000	600,000	600,000

Net loss	$(5,442,982)	$(7,026,450)	$(2,670,652)	$(3,725,861)

Basic and diluted net loss per share	$(0.27)	$(0.46)	$(0.13)	$(0.23)

Weighted-average shares outstanding used in the calculation	20,235,533	15,192,395	20,750,016	15,865,634

See accompanying notes to the condensed consolidated financial statements.

 LPATH, INC.

 Condensed Consolidated Statements of Cash Flows

 Six Months Ended June 30,

 (Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(5,442,982)	$(7,026,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	465,975	704,226
Change in fair value of warrants	(850,000)	(400,000)
Depreciation and amortization	142,398	98,948
Changes in operating assets and liabilities:
Accounts receivable	(4,767)	(3,466)
Prepaid expenses and other current assets	116,145	(125,511)
Accounts payable and accrued expenses	(1,440,947)	195,364
Deferred contract revenue	(125,000)	(248,000)
Other	(13,579)	(9,606)
Net cash used in operating activities	(7,152,757)	(6,814,495)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(21,117)	(99,007)
Patent expenditures	(146,581)	(196,827)
Net cash used in investing activities	(167,698)	(295,834)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	1,845,821	9,604,892
Proceeds from options and warrants exercised	47,676	250
Payment for restricted stock tax liability on net settlement	(1,180)	(82,977)
Net cash provided by financing activities	1,892,317	9,522,165

Net increase (decrease) in cash and cash equivalents	(5,428,138)	2,411,836

Cash and cash equivalents at beginning of period	17,282,325	11,851,639
Cash and cash equivalents at end of period	$11,854,187	$14,263,475

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(850,000)	$(400,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted. The company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

On May 20, 2015, Lpath announced that its Phase 2 “Nexus” clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints. Wet AMD patients who had not responded adequately to existing anti-vascular endothelial growth factor (VEGF) therapies including Lucentis®, Avastin® and Eylea® did not show any statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.  On August 9, 2015, Pfizer’s option to obtain worldwide rights to iSONEP expired, unexercised, which resulted in the termination of the Pfizer Agreement. Consequently, all rights that Pfizer held in the iSONEP program have reverted to Lpath. Lpath has no plans for further development of iSONEP.  As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. That right of first refusal expired on August 9, 2015, concurrently with the expiration of Pfizer’s option to acquire the license to iSONEP. Pfizer has no further obligations to fund clinical trial costs incurred after the expiration date of the Pfizer Agreement.

The company recognized revenue under the Pfizer Agreement as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost reimbursements	$1,379,558	$2,487,386	$671,792	$1,008,109
Amortization of license and development fees	125,000	248,000	62,500	124,000
	$1,504,558	$2,735,386	$734,292	$1,132,109

Note 3 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$215,088	$232,913	$91,051	$118,261
General and administrative	250,887	471,313	123,865	268,164
Total share-based compensation expense	$465,975	$704,226	$214,916	$386,425

As of June 30, 2015, there was a total of $1.7 million in unrecognized compensation expense related to unvested share-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.6 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2015 and 2014.

Note 4 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at June 30, 2015 were as follows:

	Fair Value as of June 30, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$—	$—

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2015	$850,000
Change in fair value of warrants	(850,000)

Warrant liability as of June 30, 2015	$—

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of June 30, 2015 there were 4,591,359 warrants outstanding with a weighted-average exercise price of $4.21 per share expiring through September 2019.

Note 5 — COMMON STOCK

On March 18, 2014, Lpath entered into an at-the-market issuance sales agreement with MLV (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may issue and sell shares of its common stock having an aggregate offering price of up to $23 million (subject to limitations set by the SEC if the aggregate market-value of the company’s common stock held by non-affiliates remains below $75 million) from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. From May 21, 2015 through June 30, 2015, the company sold 6,402,578 shares at sales prices ranging from $0.27 to $0.32 per share, resulting in $1,845,821 in net proceeds. From July 1, 2015 to July 17, 2015, the company sold an additional 3,564,239 shares at sales prices ranging from $0.28 to $0.34 per share, resulting in $1,063,000 in net proceeds. There were no additional sales of Lpath stock after July 17, 2015.

Note 6 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the three months ended June 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Six and Three Months Ended
	June 30,
	2015	2014
Stock options	1,549,995	802,829
Warrants	4,591,359	924,241
Restricted stock units	507,273	636,209
Total	6,648,627	2,363,279

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases.  We have developed four drug candidates, advancing the first two to mid-stage trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.  We currently intend to initiate a Phase 1 clinical trial for our drug candidate, Lpathomab™, in September 2015.  We also intend to generate in vivo data in select programs, including Altepan™ and other earlier stage preclinical candidates, in order to identify our next clinical candidates and indications to pursue.  Additionally, we intend to actively explore partnering, licensing and monetization options for our pipeline assets.

During the quarter ended June 30, 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints.  iSONEP is the ocular formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”).  The Wet AMD patients in the Nexus trial did not show statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.

We had entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  As we expected and discussed in previous press releases, based on the negative results of the Nexus trial, Pfizer elected to allow its option to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and  all rights that Pfizer held in the iSONEP program have reverted to Lpath.  We have no plans for further development of iSONEP.

During the quarter ended March 31, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  ASONEP™ is the systemic formulation of sonepcizumab.  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Four patients currently continue to receive weekly infusions of ASONEP.  Overall, ASONEP was well-tolerated. We are now exploring other indications where ASONEP may have a better chance of success.

As part of the Pfizer Agreement, Lpath granted to Pfizer (or a third party who may acquire Pfizer’s rights) a right of first refusal for ASONEP. That right of first refusal expired on August 9, 2015, concurrently with the expiration of Pfizer’s option to acquire the license to iSONEP.

Lpathomab is a mAb against lysophosphatidic acid (“LPA”), a bioactive lipid that has been characterized in scientific literature as playing a key role in nerve injury and neuropathic pain. Published research has also demonstrated that LPA is a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types, and plays a key role in pulmonary fibrosis. Preclinical studies showed strong in vivo results with Lpathomab in several different pain models, which suggest that LPA may be an attractive target across a variety of chronic pain conditions, including diabetic peripheral neuropathy, post-herpetic neuralgia, chemotherapy-induced neuropathic pain and pain associated with lumbosacral radiculopathy.

On July 23, 2015, we announced that the FDA had completed its review of the Investigational New Drug Application (IND) we submitted for Lpathomab and authorized us to initiate the Phase 1 clinical trial to study Lpathomab .  We plan to begin this trial upon obtaining investigational review board approvals and anticipate that the first subject will be dosed in September 2015.

We also have a preclinical drug candidate, Altepan, that has now shown positive results in preclinical models of pulmonary fibrosis, asthma, inflammatory bowel disease, and other indications. Altepan is a monoclonal antibody targeting members of the cysteinyl leukotriene family, which are important mediators of inflammatory disorders. Altepan is ready to begin IND-enabling development activities to prepare for an IND submission to the FDA as soon as funding is available.

We have incurred significant net losses since its inception. As of June 30, 2015, we had an accumulated deficit of approximately $71.5 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to use approximately $10 million from July 1, 2015, through the second quarter of 2016. As of June 30, 2015, we had cash and cash equivalents totaling $11.9 million. In addition, subsequent to June 30, 2015, we raised net proceeds of $1.1 million from the sale of our common stock in at-the-market transactions pursuant to the MLV Agreement. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2016.

We expect our overall expenditures to decrease in the near term as we have concluded both Phase 2 clinical trials on iSONEP and ASONEP. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Results of Operations

Grant and Royalty Revenue.  Grant and royalty revenues for the six-months ended June 30, 2015 were $27,000 compared to $316,000 for the six-months ended June 30, 2014. Grant and royalty revenues for the quarter ended June 30, 2015 were $13,000 compared to $200,000 for the quarter ended June 30, 2014. The decreases of $289,000 for the six-months ended June 30, 2015 and $187,000 for the quarter ended June 30, 2015 were due to the conclusion of our large NIH grants in the second half of 2014.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 2 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provided financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost reimbursements	$1,379,558	$2,487,386	$671,792	$1,008,109
Amortization of license and development fees	125,000	248,000	62,500	124,000
	$1,504,558	$2,735,386	$734,292	$1,132,109

Since we completed the Nexus trial in May 2015, reimbursable costs of the trial are winding down.  Pfizer has no obligation to reimburse us for any costs of the Nexus trial occurring after August 9, 2015.

Research and Development Expenses.  Research and development expenses decreased to $5,672,000 for the first half of 2015 from $8,238,000 for the first half of 2014, a decrease of $2,566,000.  Research and development expenses decreased to $2,917,000 for the second quarter of 2015 from $4,575,000 for the second quarter of 2014, a decrease of $1,658,000. The decreases in research and development expenses in 2015 were principally due to decreasing activity related to our Phase 2 clinical trials.

General and Administrative Expenses. General and administrative expenses were $2,152,000 for the first half of 2015 compared to $2,240,000 for the same period in 2014, a decrease of $88,000.This decrease is principally attributable to decreased compensation expenses. General and administrative expenses were $1,102,000 for the second quarter of 2015 compared to $1,083,000 for the same period in 2014, an increase of $19,000.

Change in Fair Value of Warrants. Various factors are considered in the pricing model we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the risk-free interest rate and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. As such, we expect future changes in the fair value of the warrants may continue to vary significantly from quarter to quarter. Management cautions that the $850,000 net change in fair value of the warrants credited to the results of operations, recognized during the six months ended June 30, 2015, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by Lpath.

Liquidity and Capital Resources

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require Lpath to use approximately $10 million from July 1, 2015, through the second quarter of 2016. As of June 30, 2015, Lpath had cash and cash equivalents totaling $11.9 million.  Additional near-term sources of cash include proceeds from the sale of our stock under the MLV Agreement.  From July 1, 2015 to July 17, 2015, we sold 3,564,239 shares at sales prices ranging from $0.28 to $0.34 per share, resulting in $1,063,000 in net proceeds. We may also receive additional funding from future awards of NIH grants. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2016.

Based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2016.  In addition, our expenses may exceed our current plans and expectations, which would require us to secure additional capital sooner than anticipated.

Until we can generate significant cash from operations, we expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. However, given the early stage of development of our current clinical and preclinical drug candidates, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements.

In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway through the second quarter of 2016.  In addition, the failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted. The company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 24, 2015 (the “Form 10-K”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed, other than the risk factors disclosed below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities.

As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to expend approximately $10 million from July 1, 2015, through the second quarter of 2016. As of June 30, 2015, we had cash and cash equivalents totaling $11.9 million.  Additional near-term sources of cash include proceeds from the sale of our stock under the MLV Agreement.  From July 1, 2015 to July 17, 2015, we sold 3,564,239 shares at sales prices ranging from $0.28 to $0.34 per share, resulting in $1,063,000 in net proceeds. We may also receive additional funding from future awards of NIH grants. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2016.

As a result, based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2016. In addition, our expenses may exceed our current plans and expectations, which would require us to secure additional capital sooner than anticipated.

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations.  However, given the early stage of development of our current clinical and preclinical drug candidates, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements.

In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. For example, in the future, we could determine to delay or scale back some of our planned drug discovery and development projects to extend our runway beyond the second quarter of 2016. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.

Even if we complete a clinical trial as planned, their results may not support either the further clinical development or the commercialization of our product-candidates.  For example, on May 20, 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints. Wet AMD patients did not show statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.  Based on these results, Pfizer Inc. did not elect to exercise its contractual option to obtain worldwide rights to iSONEP.  As a result, Pfizer’s contractual option expired, unexercised, and as a result, our agreement with Pfizer terminated by its terms.  We have no plans for further development of iSONEP.  Additionally, on March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression- free survival in patients with advanced renal cell carcinoma (RCC).  Although we are now exploring other indications where ASONEP may have a better chance of success, there is no assurance that we will be able to do so.

Moreover, based on the results of our preclinical studies with Lpathomab, we elected to submit an Investigational New Drug Application (IND) for Lpathomab with the FDA, and now plan to initiate a Phase 1 clinical trial to study Lpathomab.  The results from this Phase 1 clinical trial on Lpathomab may be different from the company’s preclinical studies and may not support further clinical development and/or the commercialization of Lpathomab.   The same is true for any of our existing and future drug candidates.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans, effective for indicated uses, or commercially viable given the competitive environment and reimbursement issues. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Further, we have not obtained an agreement with the FDA that the design of our planned studies for any of our drug candidates would be sufficient to lead to product approval even if the results are positive. Moreover, we have not developed or reached an agreement with the FDA on the detailed statistical analysis plan that will be used to analyze the data from these clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

We may have delays in completing our clinical trials and we may not complete them at all.

We have not completed the clinical trials necessary to obtain FDA approval to market any of our product candidates. The clinical trial process is also time consuming, and we do not know whether planned clinical trials will begin or whether we will complete any of our clinical trials on schedule, or at all.  In addition, our clinical trials, including our recently announced Phase I clinical trial for Lpathomab, may be delayed or terminated in the future as a result of many factors, including the following:

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

•                  disagreements with our collaborators on clinical trial protocols or design;

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

In the past, we have experienced significant delays in our clinical trials for one or more of the reasons outlined above. For example, in January 2012, the FDA placed our clinical trials on hold following a determination by the FDA that our fill-and-finish contractor that had filled the iSONEP clinical trial vials was not in compliance with the FDA’s current Good Manufacturing Practice (‘‘cGMP’’) standards during the time period it provided those services to the Company.  Thereafter, we were required to manufacture new drug product, which resulting in our inability to resume dosing patients until September 2012.  Significant delays in the successful completion of our clinical trials for any of the reasons discussed above will adversely affect our business, prospects, financial condition and results of operations

In addition, we rely on academic institutions, hospitals and medical centers, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, applicable regulations or good clinical practices. We also rely on clinical research organizations to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner. If the delays or costs are significant, our financial results and ability to commercialize our products will be adversely affected.

Our current product candidate portfolio is limited and in the early stages of development.

On May 20, 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints.  On March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC). Although we are now exploring other indications where ASONEP may have a better chance of success, there is no assurance that we will be able to do so. In addition, we recently announced that we intend to commence a Phase 1 clinical trial for our third product candidate, Lpathomab, and are conducting preclinical studies for our fourth product candidate, Altepan.   However, there is no assurance that we can successfully develop, prove to be safe and efficacious in clinical trials or meet applicable regulatory standards for either Lpathomab or Altepan.  In addition, our ImmuneY2™ process of generating monoclonal antibodies against lipid mediators may not be successful against future targets. As such, there can be no assurance that we will be able to develop a monoclonal antibody against our future targets, and thus, we may fail to generate additional clinical candidates for our pipeline.  Moreover, given the early stage of development of our current clinical and preclinical drug candidates, we may not be successful in entering into collaboration or license agreements for these drug candidates, which could limit our ability to raise the funds required to support our operations and the future development of these drug candidates.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable

Item 5. OTHER INFORMATION

Item 1.02                   Termination of a Material Definitive Agreement

We entered into an Option, License and Development Agreement with Pfizer Inc. on December 16, 2010, and an Amendment to the Option, License and Development Agreement on December 5, 2012  (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  Under the Pfizer Agreement, we conducted a Phase 2 study evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) (the “Nexus trial”).

On May 20, 2015, we announced that the Nexus trial did not meet its primary or key secondary endpoints. Wet AMD patients did not show statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.   On August 9, 2015, Pfizer’s option to obtain worldwide rights to iSONEP expired unexercised, and as a result, the Pfizer Agreement terminated by its terms. Consequently, all rights that Pfizer held in the iSONEP program have reverted to Lpath.  At the same time, Pfizer’s right of first refusal for ASONEP expired.

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

Lpath, Inc.

Date: August 11, 2015	/S/ MICHAEL LACK
Michael Lack
Interim Chief Executive Officer
(Principal Executive Officer)

/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)