Form 10-Q
period 2015-09-30
LPATH, INC
filed 2015-11-12
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of issuer’s outstanding common stock as of November 11, 2015 was 32,406,671.

LPATH, INC.

FORM 10-Q

September 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2015, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 24, 2015. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,553,615	$17,282,325
Accounts receivable	55,991	727,178
Prepaid expenses and other current assets	193,490	413,260
Total current assets	11,803,096	18,422,763

Equipment and leasehold improvements, net	172,664	221,148
Patents, net	2,249,749	2,236,909
Deposits and other assets	77,350	77,350

Total assets	$14,302,859	$20,958,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,244,511	$2,865,165
Accrued compensation	594,880	848,583
Accrued expenses	244,212	383,623
Deferred contract revenue	-	125,000
Deferred rent, short-term portion	41,228	33,744
Total current liabilities	2,124,831	4,256,115

Deferred rent, long-term portion	4,072	35,629
Warrants	-	850,000
Total liabilities	2,128,903	5,141,744

Stockholders' Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 31,093,554 and 19,224,708 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	31,094	19,225
Additional paid-in capital	85,845,873	81,830,410
Accumulated deficit	(73,703,011)	(66,033,209)
Total stockholders' equity	12,173,956	15,816,426

Total liabilities and stockholders' equity	$14,302,859	$20,958,170

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Grant and royalty revenue	$45,033	$448,380	$18,069	$132,297

Research and development revenue under collaborative agreements	1,547,743	3,713,553	43,185	978,167
Total revenues	1,592,776	4,161,933	61,254	1,110,464

Expenses:
Research and development	7,102,186	11,868,453	1,430,061	3,630,481
General and administrative	3,010,432	3,289,052	858,013	1,049,087
Total expenses	10,112,618	15,157,505	2,288,074	4,679,568

Loss from operations	(8,519,842)	(10,995,572)	(2,226,820)	(3,569,104)

Other income (expense), net	40	18	-	-
Change in fair value of warrants	850,000	800,000	-	400,000

Net loss	$(7,669,802)	$(10,195,554)	$(2,226,820)	$(3,169,104)

Basic and diluted net loss per share	$(0.33)	$(0.66)	$(0.08)	$(0.20)

Weighted-average shares outstanding used in the calculation	23,324,180	15,516,950	29,400,309	16,155,752

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Nine months Ended September 30,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(7,669,802)	$(10,195,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	702,935	999,895
Change in fair value of warrants	(850,000)	(800,000)
Depreciation and amortization	262,303	166,983
Changes in operating assets and liabilities:
Accounts receivable	671,187	(748,948)
Prepaid expenses and other current assets	219,770	(1,368,888)
Accounts payable and accrued expenses	(2,007,898)	131,573
Deferred contract revenue	(125,000)	(310,500)
Other	(23,251)	(16,807)
Net cash used in operating activities	(8,819,756)	(12,142,246)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(21,117)	(99,007)
Patent expenditures	(206,363)	(308,905)
Net cash used in investing activities	(227,480)	(407,912)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	3,272,030	21,290,025
Proceeds from options and warrants exercised	47,676	250
Payment for restricted stock tax liability on net settlement	(1,180)	(82,977)
Net cash provided by financing activities	3,318,526	21,207,298

Net increase (decrease) in cash and cash equivalents	(5,728,710)	8,657,140

Cash and cash equivalents at beginning of period	17,282,325	11,851,639
Cash and cash equivalents at end of period	$11,553,615	$20,508,779

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(850,000)	$(800,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. We do not expect that this standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard is effective for interim and annual periods beginning after December 15, 2015. The new standard must be applied prospectively to measurement period adjustments that occur after the effective date. We do not expect that this standard will have a material impact on our consolidated financial statements.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash in operations of $8.8 million during the nine months ended September 30, 2015 and $15.2 million during the year ended December 31, 2014. The company expects to continue to incur cash losses from operations during the remainder of 2015. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2015, the company had cash totaling $11.6 million.  As they are currently planned, we do not believe that our existing cash resources are sufficient to meet our operating plan for the full 12 month period after the date of this filing.  We estimate that the cost of our ongoing drug discovery and development efforts, including our general and administrative expenses, will consume approximately $8 million through the end of the second quarter of 2016. Further, we estimate that the costs to wind-down our operations in an orderly fashion will require $3 million.  However, in the event we are unable to obtain additional funding or generate revenue from licensing fees by early 2016, we can defer or curtail certain planned research and development activities, and extend our operating runway through the third quarter of 2016.

We are exploring various strategic alternatives and seeking additional funding to finance our research and development activities beyond the second quarter of 2016 by:

1.	Pursuing additional funding from existing and potential new investors, including selling stock under our MLV agreement, as described in Note 6 below.

2.

Exploring cash-generating opportunities from strategic alliances, including licensing portions of our technology and entering into corporate partnerships or collaborations. In such transactions, we could transfer certain rights relating to one or more of its drug discovery or development programs, or relating to specific indications within those programs and, in exchange, receive infusions of cash in the short-term and potentially in the long-term as well.

3.	Investigating opportunities to partner the operation of clinical development programs that would reduce the cost to the company of those programs.

4.	Continuing to seek additional research grants from the NIH or other sources.

Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. If we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. In any event, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we will be required to curtail our current business plans and may ultimately be required to cease operations altogether.

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

On May 20, 2015, Lpath announced that its Phase 2 "Nexus" clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints. Wet AMD patients who had not responded adequately to existing anti-vascular endothelial growth factor (VEGF) therapies including Lucentis®, Avastin® and Eylea® did not show any statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.  On August 9, 2015, Pfizer’s option to obtain worldwide rights to iSONEP expired, unexercised, which resulted in the termination of the Pfizer Agreement. Consequently, all rights that Pfizer held in the iSONEP program have reverted to Lpath. Lpath has no plans for further development of iSONEP.  As part of the agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. That right of first refusal expired on August 9, 2015, concurrently with the expiration of Pfizer’s option to acquire the license to iSONEP. Pfizer has no further obligations to fund clinical trial costs incurred after the expiration date of the Pfizer Agreement.

The company recognized revenue under the Pfizer Agreement as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost reimbursements	$1,422,743	$3,403,053	$43,185	$915,667
Amortization of license and development fees	125,000	310,500	-	62,500
	$1,547,743	$3,713,553	$43,185	$978,167

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$322,514	$352,994	$107,426	$120,081
General and administrative	380,421	646,901	129,534	175,588
Total share‑based compensation expense	$702,935	$999,895	$236,960	$295,669

As of September 30, 2015, there was a total of $1.5 million in unrecognized compensation expense related to unvested share-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.8 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2015 and 2014.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at September 30, 2015 were as follows:

Significant
Unobservable
	Fair Value as of	Inputs
	September 30, 2015	(Level 3)
Liabilities:
Warrants expiring March 2017	$-	$-

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2015	$850,000
Change in fair value of warrants	(850,000)
Warrant liability as of September 30, 2015	$-

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of September 30, 2015 there were 4,591,359 warrants outstanding with a weighted-average exercise price of $4.21 per share expiring through September 2019.

Note 6 — COMMON STOCK

On March 18, 2014, Lpath entered into an at-the-market issuance sales agreement with MLV (the “MLV Agreement”). Pursuant to the MLV Agreement, the company may issue and sell shares of its common stock having an aggregate offering price of up to $23 million (subject to limitations set by the SEC if the aggregate market-value of the company’s common stock held by non-affiliates remains below $75 million) from time to time, at the company’s option, through MLV. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3. The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV. During the nine-month period ended September 30, 2015, the company sold 11,644,872 shares at sales prices ranging from $0.21 to $0.34 per share, resulting in $3,272,807 in net proceeds. From October 1, 2015 to November 11, 2015, the company sold an additional 1,298,117 shares at sales prices ranging from $0.21 to $0.23 per share, resulting in $281,517 in net proceeds.

Note 7 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the three months ended September 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents were excluded from the calculation of diluted loss per share as follows:

	Nine and Three Months Ended
	September 30,
	2015	2014
Stock options	1,520,154	802,829
Warrants	4,591,359	4,587,359
Restricted stock units	494,476	636,209
Total	6,605,989	6,026,397

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases.  We have developed four drug candidates, advancing the first two to mid-stage trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.  In September 2015, we announced that the first cohort of six subjects had been dosed in the Phase 1 clinical trial of Lpathomab.  We intend to generate in vivo data in select programs, including Altepan™ and other earlier stage preclinical candidates, in order to identify our next clinical candidates and indications to pursue.  Additionally, we intend to actively explore partnering, licensing and monetization options for our pipeline assets.

During the second quarter of 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints.  iSONEP is the ocular formulation of sonepcizumab, a humanized monoclonal antibody (“mAb”) against sphingosine-1-phosphate (“S1P”).  The Wet AMD patients in the Nexus trial did not show statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.

We had entered into an agreement with Pfizer Inc. in December 2010, and amended it in 2012 (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.  As we expected and discussed in previous press releases, based on the negative results of the Nexus trial, Pfizer elected to allow its option to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and all rights that Pfizer held in the iSONEP program have reverted to Lpath.  At present, we have no plans for further development of iSONEP.

During the first quarter, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  ASONEP™ is the systemic formulation of sonepcizumab.  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Overall, ASONEP was well-tolerated. The ASONEP study follow-up period concluded during the third quarter of 2015, and there are no longer any patients being treated with ASONEP.  We are now exploring other indications where ASONEP may have a better chance of success.

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

In September 2015, we announced that the first cohort of six subjects had been dosed in the Phase 1 clinical trial with Lpathomab. The double-blind, placebo-controlled, single ascending dose trial is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of Lpathomab in healthy volunteers. The trial also aims to establish a maximum tolerated dose for future clinical studies in patients with neuropathic pain or other potential indications. The trial will include a total of five cohorts at increasing doses. As of the date of this filing, subjects in the first three cohorts have been dosed. If this Phase 1 clinical trial continues as scheduled, we expect that the fifth cohort of patients will be dosed in December, 2015.

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

We have incurred significant net losses since its inception. As of September 30, 2015, we had an accumulated deficit of approximately $73.7 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to use approximately $8 million from October 1, 2015, through the second quarter of 2016. As of September 30, 2015, we had cash and cash equivalents totaling $11.6 million. In addition, from October 1, 2015 to November 11, 2015, we raised net proceeds of $282,000 from the sale of our common stock in at-the-market transactions pursuant to the MLV Agreement. We believe these funds should be sufficient to fund our planned drug discovery and development activities through the second quarter of 2016.

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

Results of Operations

Grant and Royalty Revenue.    Grant and royalty revenues for the nine-months ended September 30, 2015 were $45,000 compared to $448,000 for the nine-months ended September 30, 2014. Grant and royalty revenues for the quarter ended September 30, 2015 were $18,000 compared to $132,000 for the quarter ended September 30, 2014. The decreases of $403,000 for the nine-months ended September 30, 2015 and $114,000 for the quarter ended September 30, 2015 were due to the conclusion of our large NIH grants in the second half of 2014.  As of September 30, 2015, we have completed work on all of our grants.

Research and Development Revenue Under Collaborative Agreement.  As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provided financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost reimbursements	$1,422,743	$3,403,053	$43,185	$915,667
Amortization of license and development fees	125,000	310,500	—	62,500
	$1,547,743	$3,713,553	$43,185	$978,167

Pfizer had no obligation to reimburse us for any costs of the Nexus trial occurring after August 9, 2015.

Research and Development Expenses.    Research and development expenses decreased to $7,102,000 for the first nine months of 2015 from $11,868,000 for the first nine months of 2014, a decrease of $4,766,000.  Research and development expenses decreased to $1,430,000 for the third quarter of 2015 from $3,630,000 for the third quarter of 2014, a decrease of $2,200,000. The decreases in research and development expenses in 2015 were principally due to decreasing activity related to our Phase 2 clinical trials and the reduction in our workforce that was implemented in May, 2015.

General and Administrative Expenses. General and administrative expenses were $3,010,000 for the first nine months of 2015 compared to $3,289,000 for the same period in 2014, a decrease of $278,000.  This decrease is principally attributable to decreased compensation expenses.  General and administrative expenses were $858,000 for the third quarter of 2015 compared to $1,049,000 for the same period in 2014, an increase of $191,000.  These decreases were due to the reduction in our workforce.

Change in Fair Value of Warrants. Various factors are considered in the pricing model we use to value outstanding warrants, including the company’s current stock price, the remaining life of the warrants, the risk-free interest rate and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. The most significant factor in the valuation model is the company’s stock price. As such, we expect future changes in the fair value of the warrants may continue to vary significantly from quarter to quarter. Management cautions that the $850,000 net change in fair value of the warrants credited to the results of operations, recognized during the nine months ended September 30, 2015, and all similar changes in the future, should not be given undue importance when considering the financial condition of Lpath and the results of its operations. Management does not believe that these adjustments, which are required by current generally accepted accounting principles, reflect economic activities or financial obligations undertaken by Lpath.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash in operations of $8.8 million during the nine months ended September 30, 2015 and $15.2 million during the year ended December 31, 2014. The company expects to continue to incur cash losses from operations during the remainder of 2015.

As of September 30, 2015, the company had cash totaling $11.6 million.  In addition, subsequent to September 30, 2015, we raised net proceeds of $282,000 from the sale of our common stock in at-the-market transactions pursuant to the MLV Agreement.  We may also receive additional funding from future awards of NIH grants.  Nevertheless, as they are currently planned, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing. We estimate that the cost of our ongoing drug discovery and development efforts, including our general and administrative expenses, will consume approximately $8 million through the end of the second quarter of 2016.  Further, we estimate that the costs to wind-down our operations in an orderly fashion will require approximately $3 million.  However, in the event that we are unable to obtain additional funding or generate revenue form licensing fees before early 2016, we can defer or curtail certain planned research and development activities, and extend our operating runway through the third quarter of 2016.

We are exploring various strategic alternatives and seeking additional funding to finance our research and development activities beyond the second quarter of 2016 by:

1.	Pursuing additional funding from existing and potential new investors, including selling stock under our MLV agreement, as described in Note 6 to the Condensed Consolidated Financial Statements.

2.

Exploring cash-generating opportunities from strategic alliances, including licensing portions of our technology or entering into corporate partnerships or collaborations. In such transactions, we could transfer certain rights relating to one or more of our drug discovery or development programs, or relating to specific indications within those programs and, in exchange, receive infusions of cash in the short-term and potentially in the long-term as well.

3.	Investigating opportunities to partner the operation of clinical development programs that would reduce the cost to the company of those programs.

4.	Continuing to seek additional research grants from the NIH or other sources.

Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  If we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. In any event, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we will be required to curtail our operations and current business plans, and may be required to cease operations altogether.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. We do not expect that this standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard is effective for interim and annual periods beginning after December 15, 2015. The new standard must be applied prospectively to measurement period adjustments that occur after the effective date. We do not expect that this standard will have a material impact on our consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, financial, and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial, and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive,  financial, and accounting officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, cannot be certain that our disclosure controls and procedures or our internal controls will prevent all instances of errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceedings.

Item 1A.  RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 24, 2015 (the “Form 10-K”) and the risk factors disclosed in Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which we filed with the SEC on August 11, 2015.  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K and our Form 10-Q for the quarter ended June 30, 2015  have not materially changed, other than the risk factors disclosed below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K and Item 1A. to Part II of our Form 10-Q for the quarter ended June 30, 2015, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities and we may not be able to continue as a going concern.

As of September 30, 2015, we had cash and cash equivalents totaling $11.6 million.  Additional near-term sources of cash include proceeds from the sale of our stock under the MLV Agreement.  Subsequent to September 30, 2015, we sold 1,298,117 shares at sales prices ranging from $0.21 to $0.23 per share, resulting in $281,517 in net proceeds. We may also receive additional funding from future awards of NIH grants.  Nevertheless, as they are currently planned, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing.  We estimate the cost of our ongoing drug discovery and development efforts, including our general and administrative expenses, will consume approximately $8 million through the end of the second quarter of 2016.  Further, we estimate that the costs to wind-down our operations in an orderly fashion will require approximately $3 million.  However, in the event that we are unable to obtain additional funding or generate revenue from licensing fees by early 2016, we can defer or curtail certain planned research and development activities, and extend our operating runway through the third quarter of 2016.

As a result, based on our current plans and available resources, we will be required to secure additional capital to continue to fund our planned drug discovery and development projects beyond the second quarter of 2016. In addition, our expenses may exceed our current plans and expectations, which would require us to secure additional capital sooner than anticipated. See Note 2 to the Condensed Consolidated Financial Statements.

We expect that we will be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations.  However, given the early stage of development of our current clinical and preclinical drug candidates, we may not be successful in obtaining funding from new collaboration or license agreements, or in receiving milestone or royalty payments under those agreements.

Future financings through equity investments will be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  If we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us.  In any event, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we will be required to curtail our operations and current business plans and may be required to cease operations altogether.

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital

On July 9, 2015 we received a letter (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until January 5, 2016, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide us notice that our common stock will be subject to delisting.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)Exhibits:

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

31.1	Section 302 Certification by Interim Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

32.1	Section 906 Certification by Interim Chief Executive Officer and Chief Financial Officer of Lpath, Inc.*

101.INS# XBRL	Instance Document*

101.SCH# XBRL	Taxonomy Extension Schema Document*

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document*

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document*

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document*

*             Provided herewith.

(c)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lpath, Inc.

Date: November 12, 2015	/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)