Form 10-K
period 2015-12-31
LPATH, INC
filed 2016-03-22
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the last sale price of $0.28 as reported on the NASDAQ Stock Market on June 30, 2015 is $7,002,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of February 12, 2016, there were 33,138,598 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LPATH, INC.

Cautionary Statement Regarding Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Business” below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	Our ability to negotiate and consummate a strategic transaction on a timely basis and on terms acceptable to our stockholders.

•	Our ability to continue as a going concern beyond the third quarter of 2016.

•	The amount and timing of our future operating expenses, including costs to wind-down our operations.

•	Our interpretation of the results of the pre-clinical and clinical trials for our product candidates.

•	Our ability to successfully complete additional clinical trials on a timely basis and obtain regulatory approvals for one or more of our product candidates.

•	The potential biological effects and indications for our product candidates.

•	The market opportunity for our product candidates.

•	Our ability to complete additional discovery and development activities for drug candidates utilizing our proprietary ImmuneY2 drug discovery process.

In addition to the items described in this report under the heading “Risk Factors,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things:

•	We may not be able to successfully completing a strategic transaction or otherwise secure additional capital in order to carry out our planned activities beyond the third quarter of 2016.

•	Any strategic transaction we complete may not be acceptable to our stockholders and may not enhance stockholder value or provide the expected benefits.

•

Our current product candidate portfolio is limited and in the early stages of clinical development, which could limit our ability to raise the funds required to support our operations and the future development of these drug candidates.

•	We have a history of net losses and we may never achieve or maintain profitability.

•

We may not be successful in maintaining our listing on the Nasdaq Stock Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases.  We have developed three drug candidates, advancing each of them into clinical trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.  In January 2016, we completed the dosing of all subjects in our Phase 1 clinical trial of Lpathomab.

As of December 31, 2015, we had cash and cash equivalents totaling $8.9 million.  We have incurred significant net losses since our inception.  To conserve our cash resources, we have reduced our headcount and limited our research and product development activities.  As a result of these actions, we believe our current resources should be sufficient to fund our operations through the third quarter of 2016.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

Lpathomab

Lpathomab is a humanized monoclonal antibody (“mAb”) against lysophosphatidic acid (“LPA”), a bioactive lipid that has been characterized in scientific literature as playing a key role in nerve injury and neuropathic pain. Published research has also demonstrated that LPA is a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types, and plays a key role in pulmonary fibrosis.  Our preclinical studies showed strong in vivo results with Lpathomab in several different pain models, which suggest that LPA may be an attractive target across a variety of chronic pain conditions, including diabetic peripheral neuropathy, post-herpetic neuralgia, chemotherapy-induced neuropathic pain and pain associated with lumbosacral radiculopathy.

In January 2016, we completed the dosing of all subjects in our Phase 1a clinical trial of Lpathomab. The double-blind, placebo-controlled, single ascending dose trial was designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of Lpathomab in healthy volunteers. The trial also aimed to establish a maximum tolerated dose for future clinical studies in patients with neuropathic pain or other potential indications. The trial included a total of five cohorts at increasing doses.  Lpathomab was well tolerated at all doses tested, and no serious adverse events or dose limiting toxicities were observed during the trial.  The follow-up period for patients participating in this Phase 1a trial will be completed in March 2016, and we expect the final study results, including pharmacokinetic, pharmcodynamic, and safety data, to be available in the second quarter of 2016.

iSONEP

iSONEP™ is the ocular formulation of sonepcizumab, a mAb against sphingosine-1-phosphate (“S1P”). Sphingomab™ is the original mouse version of this monoclonal antibody. iSONEP is administered by intravitreal (inside the eye) injection, and has demonstrated multiple mechanisms of action in ocular models of disease, including anti-angiogenesis, anti-inflammatory, anti-fibrotic and anti-vascular permeability. This combination of mechanisms suggested that: (i) iSONEP might have a comparative advantage over currently marketed products for “wet” age-related macular degeneration (“wet AMD”) and (ii) iSONEP might demonstrate clinical efficacy in a broad range of retinal diseases where there is currently a significant unmet medical need, including diabetic retinopathy (a complication of diabetes affecting the retina), dry AMD, and glaucoma-related surgery.

In 2010, we entered into an agreement with Pfizer Inc., which was amended in 2012 (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.   From 2011 to 2015 in collaboration with Pfizer, we conducted a multicenter, Phase 2 clinical trial evaluating iSONEP in patients with wet age-related macular degeneration (wet AMD) (the “Nexus trial”).  During the second quarter of 2015, we announced that our Nexus trial did not meet its primary or key secondary endpoints.  Based on the failure of iSONEP to meet these endpoints, Pfizer elected to allow its option to develop and commercialize iSONEP to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and all rights that Pfizer held in the iSONEP program have reverted to Lpath.

Following completion of the Nexus trial, we conducted further analyses of the clinical trial data, including additional anatomical endpoints, to better understand the results. While iSONEP did not meet the primary endpoint of the Nexus trial by showing statistically significant improvement in visual acuity at day 120 of the trial, analyses of the follow-up data from the completed trial did provide interesting signals of possible therapeutic benefit from iSONEP.  Long-term follow-up data suggests that treatment of wet AMD patients with iSONEP, in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than would be expected from anti-VEGF treatment alone. We believe that these signals of activity in the Nexus trial are appropriate for further clinical investigation. We are seeking a partner for future studies of iSONEP in order to obtain the funding and additional expertise required to advance this program.

ASONEP

ASONEP™ is the systemic formulation of sonepcizumab. In the first quarter of 2010, we completed a Phase 1 clinical trial in which ASONEP was evaluated in very late-stage cancer patients. In that trial, ASONEP was well tolerated at all dose-levels ranging from 1 mg/kg to 24 mg/kg, other than minor infusion-related reactions observed at the highest dose. More than half the patients that completed the initial four-treatment evaluation period showed stable disease, and durable stable disease was observed in several patients.  Based on these results, in 2013 we commenced a Phase 2a single-agent, open-label study of ASONEP trial in patients with advanced renal cell carcinoma (RCC).

In March 2015, we announced that our Phase 2a clinical trial of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival.  ASONEP™ is the systemic formulation of sonepcizumab.  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Overall, ASONEP was well-tolerated. The ASONEP study follow-up period concluded during the third quarter of 2015, and there are no longer any patients being treated with ASONEP.  We are now exploring other indications where ASONEP may have a greater chance of success.

As part of the Pfizer Agreement, Lpath granted to Pfizer a right of first refusal for ASONEP. That right of first refusal expired on August 9, 2015, concurrent with the expiration of Pfizer’s option to acquire the license to iSONEP.

ImmuneY2™ Technology

We believe we are the only company to have developed functional therapeutic monoclonal antibodies against any bioactive lipid, of which there are estimated to be 1,000 or more. We produced these unique antibodies using our ImmuneY2™ technology, a series of proprietary processes we have developed. We continue to apply the ImmuneY2 process to other bioactive lipids that are validated targets for disease treatment, thereby expanding our potential pipeline of novel monoclonal antibody-based drug candidates.

We have a strong intellectual-property position in the bioactive-lipid area, with 70 issued patents, including 35 foreign patents, and 79 pending patents, including 61 foreign patent applications. Most of these patents were developed in-house based on our pioneering research on bioactive lipid signaling. Our research partners to date have included the

M.D. Anderson Cancer Center, the UCLA Brain Injury Research Center, Johns Hopkins University, the Harvard Medical School, the University of Florida College of Medicine, the University of California — San Diego, the French National Centre for Scientific Research, the Center for Eye Research Australia, the University of Melbourne, Australia, the Beth Israel Deaconess Medical Center, the Walter Reed Army Institute for Research, the Medical University of South Carolina, the Virginia Commonwealth University, and the University of Kentucky.

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

Product Opportunities

Our key product-development programs are summarized in Table 1:

Table 1. Primary Product-Development Programs

PRODUCT	Description	Indication	Status

Lpathomab	mAb against LPA, a tumorigenic and metastatic agent and a validated contributor to neuropathic pain and traumatic brain injury.	Neuropathic pain, chemo-induced pain, traumatic brain injury, and fibrosis

Dosing completed in Phase 1a clinical trial in healthy volunteers. Study results expected in the second quarter of 2016.  Demonstrated in vivo mechanisms that contribute to progression of diabetic retinopathy and wet AMD.

iSONEP	mAb against S1P, a validated angiogenic growth factor & contributor to inflammation	Age-related macular degeneration, RPE detachment, and other retinal diseases

Phase 2 clinical trial of iSONEP in patients with Wet-AMD did not meet primary end point or key secondary end points.  Long-term follow-up data suggests that iSONEP, when used in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than anti-VEGF treatments alone.  We are pursuing licensing, partnering and other strategic alternatives to help fund further clinical investigation.

ASONEP	mAb against S1P, a validated angiogenic factor and validated mediator of lymphocyte trafficking	Cancer—various tumor types

Phase 2a single-agent, open-lable study of ASONEP did not meet the primary end-point of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  We are exploring other indications where ASONEP may have a greater chance of success.

Lpathomab

Our drug discovery team, using our proprietary ImmuneY2 technology, was the first, we believe, to generate functional mAbs against lysophosphatidic acid (“LPA”). LPA is a key bioactive lipid and has long been recognized in the literature as a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types. Published research has demonstrated that LPA is also a significant contributor to neuropathic pain and traumatic brain injury, and plays a key role in pulmonary fibrosis. Because of its potentially significant role in a number of diseases, including pain, fibrosis, and cancer, other companies have tried, unsuccessfully, to create an antibody against LPA.

In July 2015, we announced that the FDA had authorized us to initiate our Phase 1a clinical trial.  We commenced the Phase 1a clinical trial in September 2015, and completed the dosing phase of the clinical trial in January 2016. The double-blind, placebo-controlled, single ascending dose trial was designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of Lpathomab in healthy volunteers. The trial also aimed to establish a maximum tolerated dose for future clinical studies in patients with neuropathic pain or other potential indications. The trial included a total of five cohorts at increasing doses.   Lpathomab was well tolerated at all doses tested, and no serious adverse events or dose limiting toxicities were observed during the trial.  The follow-up period for patients in this Phase 1a trial will be completed in March 2016, and we expect the final study results, including pharmacokinetic, pharmcodynamic, and safety data, to be available in the second quarter of 2016.

iSONEP

iSONEP is the ocular formulation of sonepcizumab, a mAb against S1P, a bioactive lipid implicated in the progression of many diseases including various angiogenic-related diseases and inflammatory-oriented indications, multiple sclerosis, and many types of cancer, iSONEP—and ASONEP as well (see below)—acts as a molecular sponge to selectively absorb S1P from blood and from certain tissues.

Pre-Clinical and Phase 1 Clinical Trial Results

iSONEP demonstrated promising anti-angiogenic results in various eye models of wet AMD, as performed by Dr. Maria Grant (University of Florida) and Dr. Peter Campochiaro (Johns Hopkins University). Moreover, Dr. Campochiaro’s studies also demonstrated that iSONEP has strong anti-vascular permeability effects in the eye, as well as promising anti-inflammatory properties. Studies that we performed in-house suggest iSONEP also may have anti-fibrotic effects.

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

Due to the small sample size, all biological effects described above can only be characterized as possibly correlative; no causal relationship has yet been established, statistically or otherwise.

The fact that these biological effects appear to be non-overlapping vis-à-vis those of the predominant market leaders, Lucentis®, Avastin®, and Eylea® may be important. Wet AMD is characterized by the pathologic disruption of the retina, which is caused collectively by (i) new-blood-vessel growth in the choroid layer under the retina, (ii) sub-retinal fibrosis, (iii) general inflammation in the retinal area, and (iv) edema caused by new blood vessels that do not form perfectly and are thereby permeable (or leaky).

Lucentis, Avastin, Eylea target the protein VEGF, a validated promoter of permeable and leaky blood vessels, and appear to exert most of their beneficial effect via an anti-permeability action that results in resolution of intra and sub-retinal edema. However, the actual CNV lesion does not typically regress.

In contrast, iSONEP has been shown in various animal models of disease not only to reduce blood-vessel growth and leakiness, but to significantly mitigate ocular fibrosis (Grant et al, Experimental Eye Research, August 2008) and to substantially reduce inflammation in the eye (Campochiaro et al., Journal of Cellular Physiology, October 2008). As such, iSONEP has the potential to be an effective wet AMD treatment since it may act synergistically with anti-VEGF approaches as a combination therapy to address the complex processes and multiple steps that ultimately lead to vision loss for wet AMD patients.

The promising results of the Phase 1 clinical trial together with the preclinical studies suggest the following:

(i)

iSONEP may have comparative advantages over currently available treatments like Lucentis, Avastin or Eylea. The loss of visual acuity associated with AMD is caused by a combination of all the factors mentioned above, yet Lucentis, Avastin, and Eylea apparently fail to address inflammation and sub-retinal fibrosis. Thus, iSONEP may improve vision on a more-consistent basis across the patient population and may treat the multiple mechanisms that cause exudative-AMD-related vision loss. Such an agent might act as an adjunct therapy to an anti-VEGF agent.

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

Pfizer Agreement and Phase 2 Clinical Trial

In 2010, we entered into an agreement with Pfizer Inc., which was amended in 2012 (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.   From 2011 to 2015 in collaboration with Pfizer, we conducted a multicenter, Phase 2 clinical trial evaluating iSONEP in patients with wet AMD (the “Nexus trial”). During the second quarter of 2015, we announced that our Nexus trial did not meet its primary or key secondary endpoints.  The wet AMD patients in the Nexus trial did not show statistically significant improvement in visual acuity at day 120 of the trial, the primary endpoint, when treated with iSONEP as an adjunctive or monotherapy. As we have previously disclosed, based on the failure of iSONEP to meet these primary endpoints of the Nexus trial, Pfizer elected to allow its option to develop and commercialize iSONEP to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and all rights that Pfizer held in the iSONEP program have reverted to Lpath.

Following completion of the Nexus clinical trial, we conducted further analyses of the clinical trial data, including additional anatomical endpoints, to better understand the results. While iSONEP did not meet the primary endpoint of the Nexus trial by showing statistically significant improvement in visual acuity at day 120 of the trial, analyses of the follow-up data from the completed trial did provide interesting signals of possible therapeutic benefit from iSONEP.  Long-term follow-up data through the conclusion of the trial after nine months suggests that treatment of wet AMD patients with iSONEP, in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than would be expected from anti-VEGF treatment alone. We believe that these signals of activity in the Nexus trial are appropriate for further clinical investigation. We are seeking a partner for future studies of iSONEP in order to obtain the funding and additional expertise required to advance this program.

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

Phase 2 Clinical Trial

In March 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Overall, ASONEP was well-tolerated. The ASONEP study follow-up period concluded during the third quarter of 2015, and there are no longer any patients being treated with ASONEP.  We are now exploring other indications where ASONEP may have a greater chance of success.

As part of the Pfizer Agreement, Lpath granted to Pfizer (or a third party who may acquire Pfizer’s rights) a right of first refusal for ASONEP. That right of first refusal expired on August 9, 2015, concurrent with the expiration of Pfizer’s option to acquire the license to iSONEP.

Business Strategy

With our long-standing focus on bioactive lipids as targets for human disease, we have developed an expertise involving various tools and technologies that positions us as a leader in the emerging category of lipidomic-based therapeutics.   We have an opportunity to leverage this expertise by using our proprietary ImmuneY2 drug-discovery engine to add novel bioactive-lipid-oriented product candidates to our therapeutic pipeline. In addition, we can continue to explore opportunities to licensing in technologies and compounds that further leverage our unique expertise and related intellectual property.

Manufacturing, Development, and Commercialization Strategy

We have outsourced current Good Laboratory Practices (“cGLP”) preclinical development activities (e.g., toxicology) and cGMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). CROs and CMOs are third-parties that specialize in executing processes relating to project-oriented research activities on behalf of their clients and are commonly engaged in the industry. We outsource manufacturing to organizations with approved facilities and manufacturing practices. Marketing, sales, and distribution will likely be through strategic partners that license the right to market, sell, and distribute our compounds in exchange for some combination of up-front payments, royalty payments, and milestone payments. Our research and development expenses were $8.6 million and $18.1 million in fiscal years 2015 and 2014, respectively.

In 2013, we entered into a Development and Manufacturing Services agreement with Gallus to conduct the manufacturing process development and scale-up activities followed by the cGMP manufacture of Lpathomab. Pursuant to the terms of that agreement, Gallus performed the upstream and downstream process development, and cGMP manufacture for the Lpathomab clinical material used in our recent Phase 1 clinical trial.  In addition, to ensure that we had adequate supplies of clinical material to complete the Phase 2 clinical trials of iSONEP and ASONEP, we contracted with Gallus for the production of cGMP material for both of those clinical trials. Production of that material was completed in the fourth quarter of 2014. In 2014, DPx Holdings B.V. acquired Gallus and merged it into Patheon, Inc. (“Patheon”).We believe we have a good relationship with Patheon (formerly Gallus) and that, if we need to manufacture additional clinical material in the future, we will be able to do so pursuant to the terms of the 2013 Development and Manufacturing Services agreement, which does not expire until 2018. Patheon is currently our single manufacturer for ASONEP, iSONEP, and Lpathomab and may not be replaced without significant effort and delay in production. Further, we believe we have adequate supplies of cGMP clinical material to begin the Phase 1b/2a clinical trial for Lpathomab.  However, we may need to manufacture additional clinical material to complete that clinical trial, depending on various factors, including the stability of the drug product and the length of time that patients remain on the clinical trials.  A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacture such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results.

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

In-licensed Technology

Medical Research Council Technology

In August 2005, Lpath entered into a collaboration agreement (the “AERES Agreement”) with AERES Biomedical Limited (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. In 2014,

AERES’ rights and obligations pursuant to the AERES Agreement with Lpath were transferred to Medical Research Council Technology (“MRCT”) by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the AERES Agreement. No amounts were paid to AERES or MRCT during 2015 and 2014. Lpath could owe MRCT certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. MRCT will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We have created a broad intellectual-property position in the bioactive lipid arena. Our patent portfolio now includes 70 issued patents, including 35 foreign patents, and 79 pending patents, including 61 foreign patent applications. These patents primarily concern the use of reagents and methods designed to interfere with the actions of bioactive lipids involved in human disease. Our intellectual-property portfolio includes compositions of matter that specifically bind to sphingolipids and sphingolipid metabolites. These agents, including antibodies, could be used in the diagnosis and treatment of various diseases and disorders, including cardiovascular and cerebrovascular disease, cancer, inflammation, autoimmune disorders, ocular disease, and angiogenesis. We have also obtained issued claims on sphingolipid targets (e.g., receptors and signaling sphingolipids) and methods for using such targets in drug-discovery screening efforts. We believe that our patent portfolio provides broad, commercially significant coverage of antibodies, receptors, enzymes, or other moieties that bind to a lysolipid (or a sphingolipid metabolite) for diagnostic, therapeutic, or screening purposes.  Our issued patents begin to expire in 2017.  We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacturing, and marketing of pharmaceutical products. These agencies and other federal, state and local entities also regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our product candidates (and any other products we may develop, acquire, or in-license).

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

Employees

As of February 1, 2016, we employed 14 individuals, of whom 7 held advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical product companies. Collective bargaining agreements do not cover any of our employees, and we consider relations with our employees to be good.

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

Risks primarily associated with our business:

We may not be successful in negotiating and consummating a strategic transaction.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives to obtain the capital required to fund our future operations or otherwise enhance stockholder value, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities and to continue as a going concern beyond the third quarter of 2016.

As of December 31, 2015, we had cash and cash equivalents totaling $8.9 million.  Although we may receive limited additional funding under our existing NIH grants, our existing cash resources are not sufficient to meet our operating plan for the full 12 month period after the date of this filing, and we may not be able to continue as a going concern.  Accordingly, the report from our independent registered public accounting firm accompanying the financial statements included in this Annual Report on Form 10-K contains an emphasis of a matter regarding our ability to continue as a going concern. To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through the end of the third quarter of 2016.  We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $2.5 million.   As a result, we need to secure significant additional capital to continue to fund our operations and our drug discovery and development projects beyond the third quarter of 2016.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.  There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us or to our stockholders.    If we are unable complete a strategic transaction or otherwise raise funds to satisfy our capital needs on a timely basis and control our operating costs, there can be no assurance that we will be able to continue to operate our business beyond the third quarter of 2016.

Our current product candidate portfolio is limited and in the early stages of development.

In May 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP in patients with wet AMD did not meet its primary or key secondary endpoints.  Based on long-term follow-up data suggesting that iSONEP, when used in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than anti-VEGF treatments alone, we are pursuing licensing, partnering and other strategic alternatives to help fund further clinical investigation of iSONEP, but there is no assurance that we will be able to do so.  Additionally, in March 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC). We are exploring other indications where ASONEP may have a greater chance of success, but there is no assurance that we will be able to do so. In addition, although we recently completed the dosing phase of a Phase 1 clinical trial for our third product candidate, Lpathomab we do not have sufficient funds at this point to pursue additional clinical work on Lpathomab.  Moreover, even if we can raise additional funds, there is no assurance that we can successfully develop Lpathomab, prove it to be safe and efficacious in clinical trials, or meet applicable regulatory standards.  In addition, our ImmuneY2™ process of generating monoclonal antibodies against lipid mediators may not be successful against future targets.  As such, there can be no assurance that we will be able to develop a monoclonal antibody against our future targets, and thus, we may fail to generate additional clinical candidates for our pipeline.  Moreover, given the early stage of development of our current clinical and preclinical drug candidates, we may not be successful in entering into collaboration or license agreements for these drug candidates, which could limit our ability to raise the funds required to support our operations and the future development of these drug candidates.

We are in the early stages of drug development, and we may be unable to generate significant revenues and may never become profitable.

We are in the early stages of drug development, and have not received FDA approval for marketing any of our drug candidates. We have generated approximately $55.0 million in revenues from inception through December 31, 2015 and, as of December 31, 2015, we had an accumulated deficit of approximately $76.1 million.  We expect to incur significant operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our drug candidates.  We cannot provide any assurance that any of our drug candidates will prove to be clinically significant or will receive regulatory approval.   For example, we reported that two of our drug candidates, iSONEP and ASONEP, failed to meet the endpoints of the Phase 2 clinical trials we conducted for these drug candidates.  Even if the drug candidates were to receive any regulatory approval, there can no assurance that we could provide for their effective marketing and sales, either by ourselves or in partnership with others.  Consequently there can be no assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of drug development.

The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.

Even if we complete clinical trials for our drug candidates as planned, the results from these clinical trials may not support either the further clinical development or the commercialization of our product-candidates.  For example, on May 20, 2015, we announced that our multicenter, Phase 2 “Nexus” clinical trial evaluating iSONEP in patients with wet AMD did not meet its primary or key secondary endpoints. Wet AMD patients who participated in our Nexus trial did not show statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.  Based on these results, Pfizer Inc. did not elect to exercise its contractual option to obtain worldwide rights to iSONEP, and its contractual option expired, unexercised.  Based on long-term follow-up data suggesting that iSONEP, when used in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than anti-VEGF treatments alone, we are pursuing licensing, partnering and other strategic alternatives to help fund further clinical investigation of iSONEP, but there is no assurance that we will be able to do so.  Additionally, on March 24, 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression- free survival in patients with advanced renal cell carcinoma (RCC).  We are exploring other indications where ASONEP may have a greater chance of success, but there is no assurance that we will be able to do so.

Moreover, based on the results of our preclinical studies with Lpathomab, we elected to submit an Investigational New Drug Application (IND) for Lpathomab with the FDA, and completed the dosing phase in the Phase 1a clinical trial of Lpathomab. The follow-up period for patients in the Phase 1a trial will be completed in March 2016, and we expect the final study results, including pharmacokinetic, pharmcodynamic, and safety data, to be available in the second quarter of 2016.  The results from this Phase 1 clinical trial on Lpathomab may be different from our preclinical studies and may not support further clinical development and/or the commercialization of Lpathomab.   The same is true for any of our existing and future drug candidates.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans, effective for indicated uses, or commercially viable given the competitive environment and reimbursement issues. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction

In July 2015, we received a letter (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until January 5, 2016, in which to regain compliance.  If our common stock is delisted from Nasdaq, we anticipate that our shares of common stock would trade on the OTC bulletin board.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. Because we did not regain compliance within this 180-day period, we requested and received on January 6, 2016, an additional compliance period of 180 calendar days, or until July 5, 2016. In order to be eligible for this additional compliance period, we had to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement.  During this second compliance period, we intend to cure the deficiency, by seeking approval from our stockholders to effect a reverse stock split.  However, we cannot provide assurance that our stockholders will approve the reverse stock split, or that we will be able to cure the deficiency in our bid price during this second compliance period.  If we fail to satisfy the continued listing requirements on a timely basis, we cannot assure you that our common stock will continue to be listed on Nasdaq beyond July 5, 2016.

A delisting from Nasdaq and commencement of trading on the OTC bulletin board would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on our stockholders:

•	the liquidity of our common stock;

•	the market price of shares of our common stock (and the accompanying valuation of our company);

•	our ability to obtain financing or complete a strategic transaction for the continuation of our operations;

•	the number of institutional and other investors that will consider investing in shares of our common stock;

•	the number of market markers in shares of our common stock;

•	the availability of information concerning the trading prices and volume of shares of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

All of these factors could hinder our ability to continue our operations beyond the third quarter of 2016.

We may have delays in completing our clinical trials and we may not complete them at all.

We have not completed the clinical trials necessary to obtain FDA approval to market any of our product candidates. The clinical trial process is also time consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule, or at all.  In addition, any future clinical trials we pursue may be delayed or terminated in the future as a result of many factors, including the following:

•	not have sufficient funding to support the clinical trial;

•	difficulty in securing centers to conduct trials;

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

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls or require us to cease operations sooner than anticipated.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to complete a financing, licensing arrangement or strategic transaction;

•	the time and resources required to develop our product candidates, conduct pre-clinical and clinical trials, obtain regulatory approvals, and create effective sales and marketing capabilities;

•	the costs required to wind-down our operations;

•	the time and costs of manufacturing additional supplies of our investigational drug or obtaining the active comparators for our clinical trials;

•	the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

Although we have applied for and been awarded grants in the past, the National Institutes of Health (“NIH”) may not in the future find our applications worthy of such grants.

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

The manufacturing process of iSONEP, ASONEP, Lpathomab, and any other therapeutic products we may want to evaluate or commercialize involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. We do not have any manufacturing facilities ourselves and expect to rely on one or more third-party manufacturers to properly manufacture our products currently in clinical development as well as any other products we may develop or in-license. We may not be able to quickly replace our manufacturing capacity if we were unable to use a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, and the noncompliance could not be rapidly rectified. For example, in January 2012, we temporarily suspended dosing patients in our PED and wet AMD trials, because we learned from the FDA that our fill-and-finish contractor, Formatech, Inc., was not in compliance with cGMP requirements during the period in August 2010 that the iSONEP clinical vials were filled. After we suspended dosing, we were notified by the FDA that the iSONEP trials were being placed on clinical hold.  Thereafter, we were required to manufacture new drug product, which resulting in our inability to resume dosing patients until September 2012.

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

Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of Health and Human Services (HHS) determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of our products, if commercialized, on a timely basis, or at all. In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. In certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services. In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, it may adversely affect our business. Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If we are unable to obtain adequate reimbursement approval from Medicare and private payors for any of our products, or if the amount reimbursed is inadequate, our ability to generate revenue will be limited.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Interim Chief Executive Officer and Chief Financial Officer, Gary Atkinson, our Senior Vice President and Chief Development Officer, Dario Paggiarino, M.D., and our Senior Vice President and Chief Scientific Officer, Gary Woodnutt, Ph.D. are critical to our overall management as well as the development of our technology, our culture and our direction.  Our business and prospects depends in part on our ability to identify and retain a permanent Chief Executive Officer who can assist us in executing on our business plan.

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

Our common stock is traded on the Nasdaq Capital Market, or NASDAQ. The trading price of our common stock may fluctuate substantially. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	our limited resources and ability to continue as a going concern;
•	the terms of any financing, licensing arrangement or strategic transaction we announce, if any;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	actions of investors that affect the market price;
•	actual or anticipated changes in our operating expenses or fluctuations in our operating results or in the expectations of securities analysts;
•	general economic conditions and trends;
•	the announcement of collaboration agreements to pursue further clinical development of our drug candidates;

•	sales of large blocks of our stock;
•	departures of key personnel;
•	changes in the regulatory status of our product candidate or clinical trials;
•	announcements of new products or technologies by competitors;
•	regulatory developments in the United States and other countries.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 100,000,000 shares of common stock. As of February 16, 2016, there were an aggregate of 39,655,016 shares of our common stock issued and outstanding on a fully-diluted basis. That total includes 1,930,774 shares of our common stock that may be issued upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, and 4,585,644 shares of common stock that may be issued upon the exercise of outstanding warrants. That total does not include 904,128 shares of common stock that have been reserved for future issuance under our Amended and Restated 2005 Equity Incentive Plan.  The exercise of outstanding options and/or warrants or the future issuance of equity awards may cause substantial dilution to those who hold shares of common stock prior to such exercises or issuances.

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

We have limited resources and we intend to continue to spend most of our resources on research, development and other operational expenses. We are currently classified as a Smaller Reporting Company under Exchange Act regulations. Until we are classified as an Accelerated Filer (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal controls. However, if we were no longer exempt from compliance with certain provisions of the Sarbanes-Oxley Act of 2002, we would incur significant additional costs, which would be material to us and would affect our results of operations. In order to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we may be required to expand disclosures and accelerate our financial reporting requirements. If we are unable to complete the required Section 404(b) assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first

Form 10-K for which compliance is required (compliance will not be required with respect to our Form 10-K for the year ended December 31, 2015, but could be required with respect to our Form 10-K for the year ended December 31, 2016 depending on the value of our public float as of June 30, 2016), our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In addition, we could be delisted from the NASDAQ Capital Market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our administrative offices and research facilities are located at 4025 Sorrento Valley Blvd. San Diego, California 92121, and we consider them to be in good condition and adequately utilized. We lease approximately 12,000 square feet of laboratory and office space at this location. The lease term runs through November 10, 2016. The Company has one five-year renewal option under the lease. Approximately 200 square feet of the facility is subleased to a company that is owned by one of our directors and significant stockholders. The terms of this sublease, in general, are identical to the terms of our direct lease in all material respects. If we do not renew our existing lease, we believe that alternative space would be available to us at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “LPTN”.  The closing price of our common stock on March 7, 2016 was $0.18 per share.

The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by NASDAQ:

	2015		2014
	High	Low	High	Low
First quarter	$3.71	$2.47	$5.11	$4.26
Second quarter	$2.49	$0.26	$4.76	$3.72
Third quarter	$0.34	$0.19	$4.03	$3.05
Fourth quarter	$0.28	$0.18	$3.69	$2.40

As of February 1, 2016, we had approximately 75 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name). We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued		Weighted-Average		Number of Shares Remaining
	Upon Exercise of Outstanding		Exercise Price of		Available for Future Issuance
	Stock Options and Restricted		Outstanding Stock		Under Equity Compensation
	Stock Units		Options		Plans
Equity compensation plans approved by security holders	1,930,774	(1)	$4.35	(2)	1,429,128
Equity compensation plans not approved by security holders	—		—		—
Total	1,930,774		$4.35		1,429,128

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

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases.  We have developed three drug candidates, advancing each of them into clinical trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.  In January 2016, we completed the dosing of all subjects in our Phase 1 clinical trial of Lpathomab.

As of December 31, 2015, we had cash and cash equivalents totaling $8.9 million.  We have incurred significant net losses since our inception.  To conserve our cash resources, we have reduced our headcount and limited our research and product development activities.  As a result of these actions, we believe our current resources should be sufficient to fund our operations through the third quarter of 2016.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

Lpathomab

Lpathomab is a humanized monoclonal antibody (“mAb”) against lysophosphatidic acid (“LPA”), a bioactive lipid that has been characterized in scientific literature as playing a key role in nerve injury and neuropathic pain. Published research has also demonstrated that LPA is a significant promoter of cancer-cell growth and metastasis in a broad range of tumor types, and plays a key role in pulmonary fibrosis.  Our preclinical studies showed strong in vivo results with Lpathomab in several different pain models, which suggest that LPA may be an attractive target across a variety of chronic pain conditions, including diabetic peripheral neuropathy, post-herpetic neuralgia, chemotherapy-induced neuropathic pain and pain associated with lumbosacral radiculopathy.

In January 2016, we completed the dosing of all subjects in our Phase 1a clinical trial of Lpathomab. The double-blind, placebo-controlled, single ascending dose trial was designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of Lpathomab in healthy volunteers. The trial also aimed to establish a maximum tolerated dose for future clinical studies in patients with neuropathic pain or other potential indications. The trial included a total of five cohorts at increasing doses.  Lpathomab was well tolerated at all doses tested, and no serious adverse events or dose limiting toxicities were observed during the trial.  The follow-up period for patients participating in this Phase 1a trial will be completed in March 2016, and we expect the final study results, including pharmacokinetic, pharmcodynamic, and safety data, to be available in the second quarter of 2016.

iSONEP

In 2010, we entered into an agreement with Pfizer Inc., which was amended in 2012 (collectively, the “Pfizer Agreement”), that provided Pfizer with an exclusive option for a worldwide license to develop and commercialize iSONEP.   From 2011 to 2015 in collaboration with Pfizer, we conducted a multicenter, Phase 2 clinical trial evaluating iSONEP in patients with wet age-related macular degeneration (wet AMD) (the “Nexus trial”).  During the second quarter of 2015, we announced that our Nexus trial did not meet its primary or key secondary endpoints.  Based on the failure of iSONEP to meet these endpoints, Pfizer elected to allow its option to develop and commercialize iSONEP to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and all rights that Pfizer held in the iSONEP program have reverted to Lpath.

Following completion of the Nexus trial, we conducted further analyses of the data including additional anatomical endpoints to better understand the results. While iSONEP did not meet the primary endpoint of the Nexus trial at day 120 of the trial, analyses of the data from the completed trial did provide interesting signals of possible therapeutic benefit from iSONEP.   Long-term follow-up data through the conclusion of the trial after nine months suggests that treatment of wet AMD patients with iSONEP, in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may maintain visual acuity gains for longer periods of time than would be expected from anti-VEGF treatment alone. We believe that these signals of activity in the Nexus trial are appropriate for further clinical investigation. We are seeking a partner for future studies of iSONEP in order to obtain the funding and additional expertise required to advance this program.

ASONEP

In March 2015, we announced that our Phase 2a single-agent, open-label study of ASONEP™ did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC).  ASONEP™ is the systemic formulation of sonepcizumab.  To successfully meet the primary endpoint of progression-free survival, at least 20 out of 39 patients needed to be progression-free at four months of treatment. Fourteen out of 40 patients (over enrolled by one patient) were progression-free at four months.  Eight of the fourteen patients were progression-free for at least six months, of which three patients remained progression-free for over 20 months. Overall, ASONEP was well-tolerated. The ASONEP study follow-up period concluded during the third quarter of 2015, and there are no longer any patients being treated with ASONEP.  We are now exploring other indications where ASONEP may have a better chance of success.

As part of the Pfizer Agreement, Lpath granted to Pfizer (or a third party who may acquire Pfizer’s rights) a right of first refusal for ASONEP. That right of first refusal expired on August 9, 2015, concurrently with the expiration of Pfizer’s option to acquire the license to iSONEP.

We have incurred significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $76.0 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to use approximately $6.4 million from January 1, 2016, through the third quarter of 2016. As of December 31, 2015, we had cash and cash equivalents totaling $8.9 million. We believe these funds should be sufficient to fund our planned operations, and drug discovery and development activities through the third quarter of 2016.

We expect our overall expenditures to decrease in the near term as we conclude the Phase 1a clinical trial for Lpathomab and limit our research and development activities. The lengthy process of completing clinical trials and seeking regulatory approval for one product candidate typically requires expenditures in excess of approximately $100 million, according to industry data. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Reincorporation

On July 17, 2014, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated July 17, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by the filing of (i) articles of conversion with the Secretary of State of the State of Nevada, and (ii) a certificate of conversion and a certificate of incorporation with the Secretary of State of the State of Delaware.  Pursuant to the Plan of Conversion, we also adopted new bylaws.  The Reincorporation did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under such material contractual arrangements continue to be rights and obligations of the Company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of Lpath.

Revenue

From 2011 to 2015, in collaboration with Pfizer and pursuant to the terms of the Pfizer Agreement, we conducted the Nexus trial, a Phase 2 study in wet AMD patients.  As we have previously disclosed, based on the failure of iSONEP to meet the primary endpoint of the Nexus trial, Pfizer elected to allow its option to expire unexercised on August 9, 2015. As a result, the Pfizer Agreement terminated by its terms, and all rights that Pfizer held in the iSONEP program have reverted to Lpath. As of December 31, 2015, Pfizer had paid the Company $26.0 million pursuant to the terms of the Pfizer Agreement.

From our inception through December 31, 2015, we have also generated $10.2 million in revenue from research grants awarded primarily by the National Institutes of Health (NIH), and $0.4 million in royalty revenue from a licensing agreement with a company that produces novel research assays. We expect to continue to receive small amounts of revenue from research grants and our existing source of royalty revenue.

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

Patent Expenses

Legal and filing costs directly associated with obtaining patents are capitalized. Upon issuance of a patent, amortization is computed using the straight-line method over the estimated remaining useful life of the patent.  The recoverability of capitalized patent costs is a significant estimate in the company’s financial statements.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2015, we had federal and California net operating loss (“NOL”) carryforwards of approximately $82 million and $74 million, respectively. Under current law, the federal and California NOL carryforwards may be available to offset taxable income through 2035. In some years the California state government has suspended the use of existing California NOL carryforwards. In those years companies have not been permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue, then the California benefits could be deferred, modified, or lost.

As of December 31, 2015, we also had federal and California research and development tax credit carryforwards of $1.8 million and $0.8 million, respectively. These tax credits may be available to offset future taxes. The federal credits begin expiring in 2016, and the state credits do not expire.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Grant and Royalty Revenue. Grant and royalty revenue for 2015 decreased to $52,000 from $632,000 in 2014. The decrease of $580,000 in 2015 is due principally to the substantial completion active NIH grants in early 2015.

Research and Development Revenue Under Collaborative Agreements. As described in Note 3 to the consolidated financial statements, in December 2010 we entered into an agreement with Pfizer, Inc., which agreement was amended in 2012, that provided financial support for our iSONEP and ASONEP development programs. The Agreement terminated on August 9, 2015, after which Pfizer had no further obligation to reimburse us for any costs of the Nexus trial.  We recognized revenues under research and development collaborative agreements as follows:

	Year Ended
	December 31,
	2015	2014
Cost reimbursements	$1,422,743	$4,075,623
Amortization of license and development fees	125,000	373,000
	$1,547,743	$4,448,623

The decrease in revenues in 2015 is due to the completion of the Nexus in May 2015.

Research and Development Expenses.  Research and development expenses for 2015 totaled $8.6 million compared to $18.1 million for 2014, a decrease of $9.6 million.  This decrease was primarily attributable to the conclusion of our Nexus and ASONEP clinical trials in 2015 and the reduction of our work force following the results of the Nexus trial.

General and Administrative Expenses.    General and administrative expenses were $3.9 million for the year ended December 31, 2015 compared to $4.8 million for 2014, a decrease of $0.9 million.  The decrease in 2015 is due principally to the reduction in our work force.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and debt securities and funds received from corporate partners pursuant to research and development collaboration agreements. From inception through December 31, 2015, we had received net proceeds of approximately $86.2 million from the sale of equity securities and the issuance of convertible promissory notes.  In addition, we had received a total of $44.3 million from corporate partners, including a total of $26.6 million in funding from our research and development arrangement with Pfizer during the years ended December 31, 2011 through 2015.

In March 2014, the company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with MLV & Co.  (the “MLV Agreement”). Subject to limitations set by the SEC, the company may from time to time, at the company’s option, issue and, through MLV, sell shares of its common stock having an aggregate offering price of up to $23 million under the MLV Agreement.  Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV.

During 2015, the company sold 13,674,916 shares at sales prices ranging from $0.34 to $0.21 per share, resulting in $3,722,000 in net proceeds.  During the year ended December 31, 2014, the company sold 2,161,833 shares at sales prices ranging from $3.50 to $5.16 per share, resulting in $9,730,000 in net proceeds.  There have been no sales of shares through the MLV Agreement subsequent to December 31, 2015.

Under the SEC’s rules, the company will not be eligible to sell any shares under the Shelf Registration Statement and the accompanying MLV Agreement immediately following the filing of this Annual Report on Form 10-K.  Because the market value of the company’s common stock held by non-affiliate stockholders is less than $75 million, the SEC limits the amount of stock the company may offer and sell during any 12 month period to a maximum of one-third of the market value of the common stock held by company’s non-affiliate stockholders.  The company is required to select a new measurement date for its market value each time it files an Annual Report on Form 10-K.  Accordingly, based on the current market value of the company’s common stock and its sales under the MLV Agreement within the past 12 months, the company has no current eligibility to make sales under the Shelf Registration Statement and the accompanying MLV Agreement.

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

As of December 31, 2015, the company had cash and cash equivalents totaling $8.9 million. We may also receive limited additional funding from future awards of NIH grants.  As they are currently planned, however, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing. Accordingly, the report from our independent registered public accounting firm accompanying the financial statements included in this Annual Report on Form 10-K contains an emphasis of a matter regarding our ability to continue as a going concern. To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through the end of the third quarter of 2016.  We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $2.5 million.   As a result, we need to secure significant additional capital to continue to fund our operations and our drug discovery and development projects beyond the third

quarter of 2016.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2015 consisted exclusively of cash in bank accounts, certificates of deposit, and a money market mutual fund that is restricted to invest only in short-term U.S. Treasury securities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase or decrease in market rates would have a material impact on the value of our portfolio.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lpath, Inc.

We have audited the accompanying consolidated balance sheets of Lpath, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lpath, Inc. and subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses and negative operating cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

San Diego, California
March 22, 2016

LPATH, INC.

Consolidated Balance Sheets

December 31,

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,889,616	$17,282,325
Accounts receivable	6,988	727,178
Prepaid expenses and other current assets	357,281	413,260
Total current assets	9,253,885	18,422,763

Equipment and leasehold improvements, net	149,271	221,148
Patents, net	2,132,129	2,236,909
Deposits and other assets	77,160	77,350

Total assets	$11,612,445	$20,958,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$294,010	$2,865,165
Accrued compensation	546,578	848,583
Accrued expenses	204,237	383,623
Deferred contract revenue	-	125,000
Deferred rent, short-term portion	35,629	33,744
Total current liabilities	1,080,454	4,256,115

Deferred rent, long-term portion	-	35,629
Warrants	-	850,000
Total liabilities	1,080,454	5,141,744

Stockholders' Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 33,138,598 and 19,224,708 issued and outstanding at December 31, 2015 and 2014, respectively	33,139	19,225
Additional paid-in capital	86,542,367	81,830,410
Accumulated deficit	(76,043,515)	(66,033,209)
Total stockholders' equity	10,531,991	15,816,426

Total liabilities and stockholders' equity	$11,612,445	$20,958,170

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2015	2014

Revenues:
Grant and royalty revenue	$52,020	$631,840

Research and development revenue under collaborative agreements	1,547,743	4,448,623
Total revenues	1,599,763	5,080,463

Expenses:
Research and development	8,513,974	18,126,701
General and administrative	3,946,147	4,758,831
Total expenses	12,460,121	22,885,532

Loss from operations	(10,860,358)	(17,805,069)

Other income, net	52	18
Change in fair value of warrants	850,000	1,250,000

Net loss	$(10,010,306)	$(16,555,051)

Basic and diluted net loss per share	$(0.39)	$(1.00)

Weighted-average shares outstanding used in the calculation	25,734,836	16,555,654

See accompanying notes to the consolidated financial statements.

Lpath, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2014	13,387,914	$13,388	$59,432,943	$(49,478,158)	$9,968,173
Common stock issued for cash, net of issuance costs	5,766,875	5,767	21,231,675	—	21,237,442
Stock options exercised	715	1	249	—	250
Stock-based compensation	69,204	69	1,165,543	—	1,165,612
Net loss	—	—	—	(16,555,051)	(16,555,051)
Balance, December 31, 2014	19,224,708	19,225	81,830,410	(66,033,209)	15,816,426
Common stock issued for cash, net of issuance costs	13,669,616	13,670	3,706,815	—	3,720,485
Stock options exercised	82,616	83	47,595	—	47,678
Stock-based compensation	161,658	161	957,547	—	957,708
Net loss	—	—	—	(10,010,306)	(10,010,306)
Balance, December 31, 2015	33,138,598	$33,139	$86,542,367	$(76,043,515)	$10,531,991

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(10,010,306)	$(16,555,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	953,019	1,236,274
Change in fair value of warrants	(850,000)	(1,250,000)
Depreciation and amortization	466,988	216,088
Changes in operating assets and liabilities:
Accounts receivable	720,190	582,859
Prepaid expenses and other current assets	55,979	(120,783)
Accounts payable and accrued expenses	(3,046,676)	1,101,210
Deferred contract revenue	(125,000)	(373,000)
Other	(32,731)	(24,008)
Net cash used in operating activities	(11,868,537)	(15,186,411)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	(21,117)	(105,611)
Patent expenditures	(270,035)	(430,304)
Net cash used in investing activities	(291,152)	(535,915)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	3,720,485	21,237,442
Proceeds from options and warrants exercised	47,678	250
Payment for restricted stock tax liability on net settlement	(1,183)	(84,680)
Net cash provided by financing activities	3,766,980	21,153,012

Net increase (decrease) in cash and cash equivalents	(8,392,709)	5,430,686

Cash and cash equivalents at beginning of period	17,282,325	11,851,639
Cash and cash equivalents at end of period	$8,889,616	$17,282,325

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$(850,000)	$(1,250,000)

See accompanying notes to the consolidated financial statements.

LPATH, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Note 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lpath, Inc. (“Lpath,” “we,” or “the company”) is a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have developed three drug candidates, advancing each of them into clinical trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.

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

Long-lived Assets

The company accounts for the impairment and disposition of long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. The company recorded charges for impairments of patents totaling $298,709 and $61,314 in 2015 and 2014, respectively.

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

Employee Benefit Plan

The company has a 401(k) defined contribution plan that provides benefits for most employees. An employee is eligible to participate in this plan after one month of service. The plan provides for full vesting of benefits over five years. Company contributions to the plan are made at the discretion of the Board of Directors and aggregated $96,182 and $108,534 in 2015 and 2014, respectively.

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

A net deferred tax asset related primarily to federal and state net operating loss and research and development credit carryforwards has been fully reserved due to uncertainties regarding Lpath’s ability to realize these tax benefits in future periods. Consequently, no income tax benefit has been recorded for the years ended December 31, 2015 and 2014.

Lpath periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. Lpath has not incurred any interest or penalties as of December 31, 2015 with respect to income tax matters. Lpath does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and certain changes in equity that are excluded from net loss. At December 31, 2015 and 2014, Lpath had no reportable differences between net loss and comprehensive loss.

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

Anti-dilutive common stock equivalents were excluded from the calculation of diluted income (loss) per share as follows:

	Years Ended
	December 31,
	2015	2014
Stock options	1,451,298	740,954
Warrants	4,585,644	4,587,359
Restricted stock units	479,476	641,834
Total	6,516,418	5,970,147

Impact of Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The company does not expect the adoption of this ASU will have a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. For nonpublic entities, this guidance is effective for annual reporting periods beginning after December 15, 2018. Limited early adoption options are permitted. The company is currently evaluating the impact of this ASU on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. The company is currently evaluating the impact of this ASU on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The company is currently evaluating the impact of this ASU on its financial statements.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash in operations of $11.9 and $15.2 million during the years ended December 31, 2015 and 2014, respectively.  These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2015, the company had cash and cash equivalents totaling $8.9 million. We may also receive limited additional funding from future awards of NIH grants.  As they are currently planned, however, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing.  Accordingly, the report from our independent registered public accounting firm accompanying the financial statements included in this Annual Report on Form 10-K contains an emphasis of a matter regarding our ability to continue as a going concern. To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through the end of the third quarter of 2016.  We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $2.5 million.   As a result, we need to secure significant additional capital to continue to fund our operations and our drug discovery and development projects beyond the third quarter of 2016.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

Note 3—RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENT

In 2010, Lpath entered into an agreement providing Pfizer Inc. (“Pfizer”) with an exclusive option for a worldwide license to develop and commercialize iSONEP™ (“the Pfizer Agreement”), Lpath’s lead monoclonal antibody product candidate that is being evaluated for the treatment of wet age-related macular degeneration (“wet AMD”) and other ocular disorders.

On May 20, 2015, Lpath announced that its Phase 2 "Nexus" clinical trial evaluating iSONEP™ in patients with wet age-related macular degeneration (wet AMD) did not meet its primary or key secondary endpoints. Wet AMD patients who had not responded adequately to existing anti-vascular endothelial growth factor (VEGF) therapies including Lucentis®, Avastin® and Eylea® did not show any statistically significant improvement in visual acuity when treated with iSONEP as an adjunctive or monotherapy.  On August 9, 2015, Pfizer’s option to obtain worldwide rights to iSONEP expired, unexercised, which resulted in the termination of the Pfizer Agreement. Consequently, all rights that Pfizer held in the iSONEP program have reverted to Lpath. Lpath has no plans for further development of iSONEP.  As part of the Pfizer Agreement, Lpath granted to Pfizer a time-limited right of first refusal for ASONEP™, Lpath’s product candidate that is being evaluated for the treatment of cancer. That right of first refusal expired on August 9, 2015, concurrently with the expiration of Pfizer’s option to acquire the license to iSONEP. Pfizer has no further obligations to fund clinical trial costs incurred after the expiration date of the Pfizer Agreement.

The company recognized revenue under the Pfizer Agreement as follows:

	Year Ended
	December 31,
	2015	2014
Cost reimbursements	$1,422,743	$4,075,623
Amortization of license and development fees	125,000	373,000
	$1,547,743	$4,448,623

Note 4—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	2015	2014
Equipment and leasehold improvements:
Office furniture and fixtures	$9,435	$9,435
Laboratory equipment	612,159	593,027
Computer equipment and software	141,150	142,118
Leasehold improvements	24,902	24,902
	787,646	769,482
Accumulated depreciation	(638,375)	(548,334)
Equipment, net	$149,271	$221,148

Patents:
Patents	$2,438,875	$2,467,547
Accumulated amortization	(306,746)	(230,638)
Patents, net	$2,132,129	$2,236,909

Note 5—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Estimates

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The fair value and significant unobservable inputs (level 3) of the March 2012 warrants was zero as of December 31, 2015.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability as of January 1, 2015	$850,000
Change in fair value of warrants	(850,000)
Warrant liability as of December 31, 2015	$-

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

Note 6—RESEARCH AND LICENSE AGREEMENTS

In August 2005, Lpath entered into a collaboration agreement (the “AERES Agreement”) with AERES Biomedical Limited (“AERES”) to “humanize” the company’s Sphingomab monoclonal antibody. Humanization under this agreement with AERES involves utilizing proprietary processes owned by AERES for the purpose of modifying Sphingomab antibodies originally contained in mice for potential human acceptance in a clinical trial. The humanized version of Sphingomab that was produced from the collaboration with AERES is called Sonepcizumab. In 2014, AERES’ rights and obligations pursuant to the AERES Agreement with Lpath were transferred to Medical Research Council Technology (“MRCT”) by means of a Deed of Novation, which obligates MRCT to perform and be bound by the terms of the AERES Agreement. No amounts were paid to AERES or MRCT during 2015 and 2014. Lpath could owe MRCT certain additional contingent amounts when drug candidates based on Sonepcizumab pass through the levels of the FDA drug review and approval process. MRCT will be entitled to a royalty, not to exceed 4%, on any revenues generated by the ultimate commercialization of any drug candidate based on Sonepcizumab.

Note 7—STOCKHOLDERS’ EQUITY

Common Stock

In March 2014, the company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with MLV & Co.  (the “MLV Agreement”).  Subject to limitations set by the SEC, the company may from time to time, at the company’s option, issue and, through MLV, sell shares of its common stock having an aggregate offering price of up to $23 million under the MLV Agreement.   Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Lpath and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Lpath is not obligated to make any sales of its common stock under the MLV Agreement. Any shares sold will be sold pursuant to the company’s effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The company will pay MLV a commission of up to 3.0% of the gross proceeds. The MLV Agreement will terminate upon the earlier of the sale of all common stock subject to the MLV Agreement or termination of the MLV Agreement by the company or MLV.

During 2015, the company sold 13,674,916 shares at sales prices ranging from $0.34 to $0.21 per share, resulting in $3,722,000 in net proceeds.  During the year ended December 31, 2014, the company sold 2,161,833 shares at sales prices ranging from $3.50 to $5.16 per share, resulting in $9,730,000 in net proceeds.  There have been no sales of shares through the MLV Agreement subsequent to December 31, 2015.

Under the SEC’s rules, the company will not be eligible to sell any shares under the Shelf Registration Statement and the accompanying MLV Agreement immediately following the filing of this Annual Report on Form 10-K.  Because the market value of the company’s common stock held by non-affiliate stockholders is less than $75 million, the SEC limits the amount of stock the company may only offer and sell during any 12 month period to a maximum of one-third of the market value of the common stock held by company’s non-affiliate stockholders.  The company is required to select a new measurement date for its market value each time it files an Annual Report on Form 10-K.  Accordingly, based on the current market value of the company’s common stock and its sales under the MLV Agreement within the past 12 months, the company has no current eligibility to make sales under the Shelf Registration Statement and the accompanying MLV Agreement.

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

Preferred Stock

Lpath is authorized to issue up to 15,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2015 and 2014, there were no preferred stock shares issued or outstanding.

Equity Incentive Plan

In November 2005, the company adopted the Lpath, Inc. 2005 Stock Option and Stock Purchase Plan, which permitted stock option grants to employees, outside consultants, and directors. In October 2007, Lpath’s stockholders approved the amendment of this plan which was concurrently renamed the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (the “Plan”). There are 2,500,000 shares of common stock authorized for grant under the Plan. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and vest over zero to five years. Restricted stock units granted have a five-year life and vest over zero to four years, or upon the achievement of specified clinical trial milestones. As of December 31, 2015, a total of 1,429,128 shares of common stock were available for future grant under the Plan.

The following table presents stock-based compensation as included in the company’s consolidated statements of operations:

	2015	2014
Stock-based compensation expense by type of award:
Stock options	$469,080	$507,271
Restricted stock units	483,939	729,003
Total stock-based compensation expense	$953,019	$1,236,274
Effect of stock-based compensation expense on
Research and development	432,083	466,517
General and administrative	520,936	769,757
Total stock-based compensation expense	$953,019	$1,236,274

Fair value is determined at the date of grant for employee options and restricted stock units, and at the date at which the grantee’s performance is complete for non-employee options and restricted stock units. Compensation cost is recognized over the vesting period based on the fair value of the options and restricted stock units.

Because of the company’s net operating losses for tax purposes, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2015 and 2014.

Stock Options

As of December 31, 2015, there was $1,221,000 of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 5.9 years.

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

The estimated fair value of stock options granted was determined using a Black-Scholes valuation model with the following weighted average assumptions:

	2015	2014
Risk free interest rate	1.5%	0.9%
Expected life (years)	5.26	3.1
Expected share price volatility	91.9%	64.3%
Expected dividend rate	0%	0%

A summary of the stock option activity under the plan as of December 31, 2015 and 2014, and changes during the years then ended, is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Years)	Value
Outstanding at January 1, 2014	334,981	$4.16
Granted	474,350	4.45
Exercised	(715)	0.35
Expired	(4,287)	0.35
Forfeited	(63,375)	4.45
Outstanding at December 31, 2014	740,954	4.35
Granted	934,000	1.34
Exercised	(82,616)	0.58
Expired	(102,533)	4.53
Forfeited	(38,507)	3.21
Outstanding at December 31, 2015	1,451,298	2.64	7.69	$—
Vested and exercisable at December 31, 2015	535,111	$4.04	5.66	$—

The aggregate intrinsic value in the table above represents the total intrinsic value which would have been received by the stock option holders had all option holders exercised their options as of that date. The aggregate intrinsic value is calculated as the difference between the fair market value of the company’s common stock on December 31, 2015 of $0.23 and the exercise price of stock options, multiplied by the number of shares subject to such stock options.

At December 31, 2015, all of the company’s outstanding stock options had strike prices above the company’s market price of $0.23.  The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $159,000 and $3,000, respectively. Cash received from option exercises during the years ended December 31, 2015 and 2014 was approximately $48,000 and $250, respectively. Upon stock option exercises, the company issues new shares of common stock.

Restricted Stock Units

As of December 31, 2015, there was $387,000 of total unrecognized stock-based compensation expense related to unvested restricted stock units granted under the Plan. The company expects to recognize that expense over a weighted-average period of 1.9 years.

The following table summarizes the restricted stock units activity of the company during 2015 and 2014:

		Weighted-
	Total	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding January 1, 2014	721,788	$5.66
Granted	15,000	2.92
Shares issued	(81,829)	6.11
Forfeited	(13,125)	4.97
Outstanding December 31, 2014	641,834	5.55
Granted	19,667	2.87
Shares issued	(166,779)	5.75
Forfeited	(15,246)	4.68
Outstanding December 31, 2015	479,476	$5.40

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

	Number of	Exercise
Warrant Expiration Dates	Shares	Price per Share
March 2017	29,750	$5.25
March 2017	882,776	$7.70

The warrant liability reflected on Lpath’s balance sheet is a consequence of current generally accepted accounting principles, arising from the implementation of ASC 815. The company believes there is no foreseeable circumstance under which Lpath can be required to make any cash payment to settle any warrant liability that would be carried on the consolidated balance sheet.

The following table summarizes Lpath warrants outstanding as of December 31, 2015:

	Number of	Exercise Price
Warrant Expiration Date	Shares	per Share
January 21, 2017	4,000	$4.00
March 9, 2017	29,750	$5.25
March 9, 2017	882,776	$7.70
May 30, 2017	6,000	$4.00
September 15, 2017	4,000	$4.00
September 25, 2019	3,605,042	$3.36
September 26, 2019	54,076	$3.36
Total:	4,585,644
Weighted average:		$4.21

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. During 2015, 4,000 warrants were granted, no warrants were exercised, and 5,715 warrants expired. During 2014, 3,669,118 warrants were granted, no warrants were exercised, and 12,858 warrants expired.

Note 8—INCOME TAXES

As of December 31, 2015, Lpath had federal and California net operating loss (“NOL”) carryforwards of approximately $82 million and $74 million, respectively, that will expire beginning in 2016 and continue expiring through 2035. Portions of these NOL carryforwards may be used to offset future taxable income, if any.

As of December 31, 2015, Lpath also has federal and California research and development tax credit carryforwards of $1.8 million and $0.8 million, respectively, available to offset future taxes. The federal credits begin expiring in 2016, and the state credits do not expire.

The company's ability to use its net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  The company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382.  Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the company.

Significant components of the company’s deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$34,568,000	$30,935,000
Research and development credit carryforwards	2,609,000	1,812,000
Stock-based compensation	718,000	1,729,000
Deferred contract revenue	—	54,000
Other, net	63,000	149,000
	37,958,000	34,679,000
Deferred tax liabilities:
State taxes	(2,540,000)	(2,459,000)
Patent costs	(913,000)	(958,000)
	(3,453,000)	(3,417,000)
Total deferred tax assets	34,505,000	31,262,000
Valuation allowance	(34,505,000)	(31,262,000)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As a result of the company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2015 and 2014. The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2015	2014
Federal tax benefit at statutory rate	$3,404,000	$5,629,000
State tax benefit, net	721,000	1,028,000
Change in fair value of warrants	289,000	425,000
Research and development credits	596,000	—
Employee stock-based compensation	(1,764,000)	(56,000)
Other permanent differences	(3,000)	9,000
Decrease in valuation allowance	(3,243,000)	(7,035,000)
Provision for income taxes	$—	$—

Note 9—OPERATING LEASE

Lpath leases an 11,960 square foot laboratory and office facility in San Diego, California. The lease expires in November 2016. Monthly lease payments are $28,268, with annual escalations of 3%. The lease grants the Company the right to extend the lease for an additional five-year term.

Lpath’s rent expense totaled $390,000 and $385,000 for the years ended December 31, 2015 and 2014, respectively. Lpath’s sublease income amounted to $12,000 for the years ended December 31, 2015 and 2014.

Note 10—RELATED-PARTY TRANSACTIONS

Lpath subleases a portion of its facility to Western States Investment Corporation (“WSIC”), owned by one of Lpath’s largest stockholders. The terms of the sublease, in general, are the same as the terms of the company’s direct lease. In addition, certain Lpath employees provide investment oversight, accounting, and other administrative services to WSIC. Certain WSIC employees also provide services to Lpath. Lpath and WSIC reimburse each other for costs incurred on behalf of the other entity. Lpath’s sublease income amounted to $11,652 for the years ended December 31, 2015 and 2014.

During 2015 and 2014, WSIC billed Lpath $12,008 and $39,300, respectively, for administrative expenses.

As of December 31, 2015, Lpath owed WSIC $948 for services provided to Lpath.  As of December 31, 2014, WSIC owed Lpath $2,900 for facility expenses and Lpath owed WSIC $7,100 for services provided to Lpath.

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

Our management, under the supervision of our interim chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

(3)  Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)  Inherent Limitations on Effectiveness of Controls.  Our management, including our interim chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our directors and executive officers and hold the positions set forth opposite their names as of February 1, 2016:

Name	Age	Position
Daniel H. Petree (1)(2)(3)(4)	60	Chairman of the Board
Jeffrey A. Ferrell (1)(2)	41	Director
Daniel L. Kisner, M.D. (1)(4)	69	Director
Charles A. Mathews (1)(2)(3)	78	Director
Donald R. Swortwood (1)(3)	75	Director
Gary J. G. Atkinson	63	Interim Chief Executive Officer and Chief Financial Officer
Dario A. Paggiarino, M.D.	59	Senior Vice President and Chief Development Officer
Gary Woodnutt, Ph.D.	59	Senior Vice President and Chief Scientific Officer

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the R&D Advisory Committee

The following sets forth information regarding the business experience of our directors and executive officers as of February 1, 2016:

Daniel H. Petree

Chairman of the Board of Directors

Mr. Petree has served as a director of Lpath since November 2008, and was appointed as Chairman of the Board in September 2010. Mr. Petree has over 20 years of experience in the biotechnology industry, serving in a variety of roles including investment banker, senior operating manager and corporate and securities lawyer. Mr. Petree is a member and co-founder of P2 Partners, LLC formed in 2000, and a member and co-founder of Four Oaks Partners Consulting, LLC, founded in April 2012, both of which provide transaction advisory services to small and medium-sized science companies. Mr. Petree served as a director of Cypress Biosciences, Inc., a company that provides products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders from 2004 to 2011. Before co-founding P2 Partners in 2000, Mr. Petree was President and Chief Operating Officer of Axys Pharmaceuticals, a structure-based drug design company in South San Francisco. Mr. Petree’s qualifications to sit on our Board include his experience as an executive and an investment banker in the biotechnology industry, his experience with structuring and negotiating pharmaceutical partnering arrangements and strategic transactions, and his experience serving on public company boards and board committees.

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

Gary J.G. Atkinson

Interim Chief Executive Officer and Chief Financial Officer

On September 23, 2015, the Board appointed Mr. Atkinson Interim Chief Executive Officer.  Mr. Atkinson joined Lpath as Vice President, Chief Financial Officer in 2005. He has more than 20 years of financial management experience in the life science industry.  Prior to joining Lpath, Mr. Atkinson served, from 2001 to 2005 as Senior Vice President and Chief Financial Officer at Quorex Pharmaceuticals, Inc., a drug discovery company. From 1995 to 2000, Mr. Atkinson served as Vice President of Finance at Isis Pharmaceuticals, a publicly held pharmaceutical research and development company. He began his career with Ernst & Young, where he earned his CPA certification. Mr. Atkinson is a graduate of Brigham Young University.

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

Board and Committee Attendance

During the year ended December 31, 2015, the Board of Directors met eleven times and it took action by unanimous written consent one time.  Our Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the R&D Advisory Committee.  During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and all Board Committees on which such director served during that period.

Director Attendance at Annual Meeting

We believe the annual meeting provides a good opportunity for our directors to hear any feedback the stockholders may share with the Company at the Meeting. As a result, we encourage our directors to attend each of our annual meetings. We reimburse our directors for the reasonable expenses incurred by them in attending the annual meeting.  All of our directors attended the 2015 Annual Meeting.

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

The Compensation Committee.  The Compensation Committee of the Board of Directors, currently consists of Messrs. Daniel Kisner (Chair), Jeffrey Ferrell, Daniel Petree, Charles Mathews, and Donald Swortwood. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors. The Board has determined that Messrs. Mathews, Kisner, Ferrell, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market.  In making such determination the Board considered the source of compensation of each member of the Compensation Committee, including factors relevant to determining whether the member has a relationship to the Company which is material to the member’s ability to be independent from management in connection with the duties of a compensation committee member.  In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met two times in 2015.

The Audit Committee.  The Audit Committee of the Board of Directors, currently consists of Messrs. Mathews (Chair), Ferrell, and Petree. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each current member of the Audit Committee is an “independent director” under the listing standards of the Nasdaq Stock Market and Section 10A(m)(3) of the Securities Exchange Act. As required by the listing standards of the Nasdaq Stock Market, each member of the Audit Committee can read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board of Directors has also determined that Mr. Mathews is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee met four times in 2015.

The Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Messrs. Mathews (Chair), Petree, and Swortwood. The Nominating and Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors and helps oversee the Company’s regulatory and compliance matters. The Board has determined that Messrs. Mathews, Petree and Swortwood are each an “independent director” under the listing standards of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee met two times in 2015.

The R&D Advisory Committee.  The R&D Advisory Committee consists of Messrs. Kisner (Chair), and Petree. The R&D Advisory Committee evaluates and helps oversee the Company’s research and development initiatives. The Board has determined that Messrs. Kisner and Petree are each an “independent director” under the listing standards of the Nasdaq Stock Market. The R&D Advisory Committee met three times in 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes the compensation that we paid to our named executive officers (collectively, the “Named Executives”), during the years ended December 31, 2015 and 2014.

Summary Compensation Table

					Option		Stock		All Other
Name and Principal Position	Year	Salary		Bonus	Awards		Awards		Compensation		Total
Gary J. G. Atkinson (1)	2015	$345,769		$56,000	$78,657		$47,666		$10,600		$538,692
Interim Chief Executive Officer, Chief Financial Officer	2014	$321,404		$58,200	$48,205		$66,996		$10,400		$505,205

Michael Lack (2)	2015	$232,500		$—	$—		$22,423	(5)	$—		$254,923
Interim Chief Executive Officer	2014	75,000		$—	$—		$21,357	(5)	$—		96,357

Dario A. Paggiarino, M.D.	2015	$350,962	(3)	$51,700	$56,959	(5)	$123,331	(5)	$10,600	(7)	$593,552
Senior Vice President and Chief Development Officer	2014	$327,885	(3)	$46,300	$28,923	(5)	$123,331	(5)	$10,400	(7)	$536,839

Gary Woodnutt Ph.D.	2015	$354,289	(4)	$76,200	$56,959	(5)	$123,331	(5)	$10,600	(7)	$621,379
Senior Vice President, Development	2014	$327,885	(4)	$60,000	$28,923	(5)	$123,331	(5)	$10,400	(7)	$550,539

(1)

Gary Atkinson was appointed as the Company’s Interim Chief Executive Officer on September 23, 2015. Mr. Atkinson was paid a base salary of $325,000 per annum, effective as of March 1, 2014, which was increased to $335,000 effective March 1, 2015. Mr. Atkinson may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(2)

On November 3, 2014, the company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer.  Under the Consulting Agreement, Mr. Lack received a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions.  In addition, the Board granted Mr. Lack restricted stock units for 15,000 shares of Common Stock that vested in full on the date on which he no longer provided services to the Company.  The company concluded its contract with Mr. Lack effective September 30, 2015.

(3)

Dario A. Paggiarino, M.D., our Senior Vice President and Chief Development Officer, was paid a base salary of $330,000 per annum, effective as March 1, 2014, which was increased to $340,000 effective March 1, 2015.  Dr. Paggiarino may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(4)

Gary Woodnutt, Ph.D., our Senior Vice President, Research, was paid a base salary of $330,000 per annum, effective as March 1, 2014, which was increased to $344,000 effective March 1, 2015.  Mr. Woodnutt may be granted annual bonuses and equity awards at the discretion of the Compensation Committee.

(5)

Option and Restricted Stock Units (“RSU”) award compensation represents the aggregate annual stock compensation expense of the officer’s outstanding stock option grants and RSUs. Compensation for employees is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the service period, which generally represents the vesting period. The grant date fair values of the options and RSUs were computed based on the closing price of the company’s common stock on the grant date in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Material terms of the outstanding equity awards for each of the named executive officers are set forth in the following table entitled “Outstanding Equity Awards at Fiscal Year-End 2015”.

(6)	Amounts represent company matching 401(k) contributions.

The following table details unexercised stock options and RSUs for each of our Named Executives as of December 31, 2015.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
	Number of	Number of						Equity Incentive Plan	Equity Incentive Plan
	Securities	Securities				Number of	Market Value	Awards: Number of	Awards: Market Value
	Underlying	Underlying				Shares or	of Shares or	Unearned Shares or	of Unearned Shares
	Unexercised	Unexercised		Option	Option	Units of Stock	Units of Stock	Units of Stock	or Units of Stock
	Options (#)	Options (#)		Exercise	Expiration	That Have Not	That Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable		Price ($)	Date(1)	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Gary J. G. Atkinson	34,375	40,625	(2)	$4.45	2/10/2024	8,482	$1,951	—	$—
	—	50,000	(2)	$2.86	2/10/2025
	18,750	131,250	(2)	$0.28	6/16/2015

Michael Lack (3)	—	—		—	—	—	$—	—	$—

Dario A. Paggiarino, M.D.	20,625	24,375	(2)	$4.45	2/10/2024	37,500	$8,625	—	$—
	—	50,000	(2)	2.86	2/10/2025
	18,750	131,250	(2)	0.28	6/16/2015

Gary Woodnutt Ph.D.	20,625	24,375	(2)	$4.45	2/10/2024	37,500	$8,625	—	$—

(1)	For each option shown, the expiration date is the 10th anniversary of the date the option was granted.

(2)	One quarter of the shares vest one year from the date of grant, the remaining shares vest monthly over the following three years.

(3)

On November 3, 2014, the company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer.  Under the Consulting Agreement, the Board granted Mr. Lack restricted stock units for 15,000 shares of Common Stock that vested in full on September 30, 2015, when we concluded our contract with Mr. Lack.

Narrative to Summary Compensation Table and Outstanding Equity Awards Table

The Compensation Committee of the Board of Directors, which is comprised solely of independent directors, has the responsibility for evaluating and authorizing the compensation payable to our executive officers. In setting executive compensation in 2014, the Compensation Committee retained Compensia, Inc., a national compensation consulting firm (“Compensia”), to provide it with competitive market data and analysis regarding the compensation elements offered to the Company’s executive officers, including base salary, cash incentives and equity incentives. Compensia provided the analysis based on a peer group of life science companies approved by the Compensation Committee. In setting compensation in 2015, the Compensation Committee considered the data and analysis received from Compensia in 2014, updated compensation data for the Company’s peer group and available market information for life science companies,, adopted and approved the compensation program for the Company’s executive officers described below.

Salary. The Compensation Committee sets the base salaries for the Company’s executive officer. The amounts included in the Salary column of the Summary Compensation Table reflects an annual salary review by the Compensation Committee and any salary increases are pro-rated based on the effective date of any salary increase.

On November 3, 2014, the company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Lack in connection with his appointment as Interim Chief Executive Officer.  Under the Consulting Agreement, Mr. Lack will receive a monthly salary of $37,500, with a guarantee of such salary level for a period of four months, subject to certain exceptions.  Effective September 30, 2015, Mr. Lack’s consulting agreement concluded.

In February 2015, the Compensation Committee approved an approximate three percent increase in the base salaries for the Company’s executive officers to account for cost of living increases.  Accordingly, effective March 1, 2015, Mr. Atkinson’s base salary was increased from $325,000 to $335,000, Dr. Paggiarino’s base salary was increased from $330,000 to $340,000 and Dr. Woodnutt’s base salary was increased from $330,000 to $344,000.

Bonus. As part of the Company’s executive compensation program, the Compensation Committee provides annual performance-based cash incentive awards to our executive officers and other key employees.  The annual incentive awards are based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the Compensation Committee.  Following the end of each fiscal year, the Compensation Committee is responsible for determining the bonus amount payable to the executive officer based on the Company’s and the executive officer’s performance against the performance metrics established by the Compensation Committee for the recently completed fiscal year.  The bonus amounts reflected in the Summary Compensation Table for 2014, reflect the Company’s and the executive officer’s performance during fiscal 2013; and the bonus amounts reflected in the Summary Compensation Table for 2015, reflect the Company’s and the executive officer’s performance during fiscal 2014.

Based on its evaluation, the Compensation Committee awarded the named executive officers an average of 57% of their full target bonus amounts over the past two fiscal years.

Equity Awards. Our Compensation Committee believes that equity ownership by our executive officers and key employees encourages them to focus on increasing the long-term value of the Company, aligns their interests with those of our stockholders and provides a retention tool as the executives are required to vest in the equity awards over a period of time.  From 2007 through 2013, the Compensation Committee granted RSUs to our executive officers and our other key employees pursuant to our Amended and Restated 2005 Equity Incentive Plan (“the Plan”).  The RSUs vest over a four-year period, with 25% of the RSUs vesting on the one-year anniversary of the vesting commencement date, and 1/12 of the RSUs vesting over each of the next 12 quarters.  In 2014, the Compensation Committee, based on the recommendation of Compensia, determined that it would be in the best interests of the Company and is stockholders to grant stock options to our executive officers and other key employees pursuant to the Plan.  The Compensation Committee continued to utilize stock options for the Company’s executive officers in 2015.  Similar to the RSU grants, the stock options vest over a four-year period, with 25% of the stock options vesting on the one-year anniversary of the vesting commencement date, and 1/36th of the stock options vesting over each of the next 36 months.  In June 2015, options were granted to executives that vest over a four-year period with 1/48th of the stock options vesting monthly over the 48 month term from the vesting commencement date.

In February 2015, Mr. Atkinson, Dr. Paggiarino, and Dr. Woodnutt were each awarded annual grants of 50,000 options. In 2014, Mr. Atkinson was awarded an annual grant of 75,000 options, and Dr. Paggiarino and Dr. Woodnutt were each awarded annual grants of 45,000 options. Mr. Lack was granted 15,000 RSUs in 2014.  In June 2015, Mr. Atkinson, Dr. Paggiarino, and Dr. Woodnutt were each awarded retention grants of 150,000 options.

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

Severance.  If Mr. Atkinson’s,  Dr. Paggiarino’s or Dr. Woodnutt’s employment is terminated by the Company without cause, each is entitled to receive his base salary and benefits for a period of 12 months following such termination. If any of their employment is terminated in within 24 months after a change of control of the Company, then they will be paid their base salary and benefits for a period of 12 months following such termination, and the portion of their stock options and RSUs that would have vested during the 24 months following the termination will immediately vest.

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

The following table sets forth compensation earned and paid to each non-employee director for service as a director during 2015:

Director Compensation Fiscal Year 2015

	Fees Paid	Option		Stock
Name	in Cash	Awards		Awards		Total
Jeffrey A. Ferrell	$41,000	$51,880	(1)	$2,369	(1)	$95,249
Daniel L. Kisner, M.D.	$49,000	$51,880	(2)	$10,036	(2)	$110,916
Charles A. Mathews	$56,000	$51,880	(3)	$2,369	(3)	$110,249
Daniel H. Petree	$58,000	$51,880	(4)	$3,158	(4)	$113,038
Donald R. Swortwood	$37,000	$51,880	(5)	$2,369	(5)	$91,249

(1)

Mr. Ferrell was appointed to the Board in April 2007 and first elected in October 2007. As of December 31, 2015, Mr. Ferrell held 40,000 stock options, all of which are vested and 11,727 RSUs, all of which are vested.

(2)	Dr. Kisner was appointed to the Board in July 2012. As of December 31, 2015, Dr. Kisner held 40,000 options, all of which are vested and 16,098 RSUs, of which 15,467 are vested.

(3)	As of December 31, 2015, Mr. Mathews held 22,143 stock options, all of which were vested, and 22,143 RSUs, all of which are vested. Mr. Mathews was first elected to the Board in March 2006.

(4)

Mr. Petree was appointed to the Board of Directors in November 2008 and first elected in June 2009. In September 2010, Mr. Petree was elected Chairman of the Board. As of December 31, 2015, Mr. Petree held 40,000 options, all of which are vested, and 20,281 RSUs, all of which are vested.

(5)

As of December 31, 2015, Mr. Donald R. Swortwood held 47,143 stock options, all of which are vested, and 15,212 RSUs, all of which are vested. Mr. Swortwood was first elected to the Board in July 2006.

(6)

The grant date fair values of the options and RSUs were computed based on the closing price of the company’s common stock on the grant date in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

Narrative Discussion of the Director Compensation Table.

Our director compensation program is overseen and authorized by the Board of Directors, based on the recommendation of the Compensation Committee. The Compensation Committee periodically receives advice and recommendations from Compensia, its compensation consultant, with respect to director compensation matters. During 2015, the terms of the compensation arrangements for our non-management directors were as follows:

•

Non-management directors received an annual retainer of $30,000, which was paid in equal quarterly payments. The Chairman of the Board received an annual retainer of $50,000, which was paid in equal quarterly payments.

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

Each non-management director was awarded either a stock option grant for 25,000 shares or a grant of restricted stock units (“RSUs”) for 16,667 shares of Lpath Common Stock, at the election of the non-management director. The Stock Options and RSUs will vest over a one-year period.

Our directors did not receive any other meeting fees. We do reimburse our directors for their reasonable expenses in attending Board and Board Committee meetings in accordance with the Company’s reimbursement policy.

For 2016, the Board of Directors, based on the recommendation of the Compensation Committee, determined to maintain the existing director compensation program outlined above, with the following changes:

•	Each non-management director was awarded a stock option grant for 25,000 shares of Lpath Common Stock. The Stock Options and RSUs will vest over a one-year period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our Common Stock as of February 1, 2016 by (i) each stockholder who we believe owns beneficially more than 5% of our Common Stock, (ii) each of our named executive officers and directors and (iii) all of our directors and executive officers as a group. Except as listed below, the address of all owners listed is c/o Lpath, Inc., 4025 Sorrento Valley Blvd., San Diego, CA 92121.

	Number of
	Shares
	and Nature		Percent of
	of Beneficial		Common Stock
Name of Beneficial Owner	Ownership(1)		Outstanding(2)
HBM Healthcare Investments (Cayman) Ltd.	4,110,338	(3)	11.9%
23 Lome Tree Bay Avenue
West Bay, Grand Cayman, Cayman Islands
Sabby Management LLC	4,697,238	(4)	13.5%
10 Mountain View Road, Suite 205
Upper Saddle River, NJ 07458
Donald R. Swortwood	833,407	(5)	2.5%
Director
Chairman & Chief Executive Officer
Western States Investment Group
4025 Sorrento Valley Blvd.
San Diego, CA 92121
Director
Gary J.G. Atkinson	161,737	(6)	*
Interim Chief Executive Officer, Chief Financial Officer, and Secretary
Michael Lack	15,000	(7)	*
Former Interim Chief Executive Officer
Dario A. Paggiarino, M.D.	144,272	(8)	*
Senior Vice President and Chief Development Officer
Gary Woodnutt Ph.D.	144,272	(8)	*
Senior Vice President, Development
Charles A. Mathews	74,620	(9)	*
Director
Jeffrey A. Ferrell	85,728	(10)	*
Director
Daniel L. Kisner, M.D.	80,782	(11)	*
Director
Daniel H. Petree	104,282	(12)	*
Director

All directors and executive officers as a group (eight persons)	1,644,100	(13)	4.5%

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

(2)

Percentage information is calculated based on 19,321,256 shares of Common Stock outstanding as of March 1, 2016, plus each person’s warrants, options, and restricted stock units (RSUs) that are currently exercisable or vested (in the case of (RSUs) or that will become exercisable or vested within 60 days of March 1, 201615. Percentage information for each person assumes that no other individual will exercise any warrants or options.

(3)	According to Schedule 13-G filed with the SEC, includes 2,780,836 shares of Common Stock and 1,329,502 shares of Common Stock issuable upon exercise of warrants.

(4)	According to Schedule 13-G filed with the SEC, includes 2,902,000 shares of Common Stock and 3,700,280 shares of Common Stock issuable upon exercise of warrants.

(5)	Includes 47,143 shares of Common Stock issuable upon the exercise of outstanding options and 15,212 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(6)	Includes 90,625 shares of Common Stock issuable upon the exercise of outstanding options and 40,528 shares of Common Stock that are issuable pursuant to the terms of RSUs.

(7)	Includes 15,000 shares of Common Stock. Mr. Lack served as our interim Chief Executive Officer until his consulting agreement concluded effective September 2015.

(8)	Includes 69,272 shares of Common Stock issuable upon the exercise of outstanding options and 75,000 shares of Common Stock issuable pursuant to the terms of RSUs.

(9)	Includes 26,310 shares of Common Stock issuable upon the exercise of outstanding options and 31,879 shares of Common Stock issuable pursuant to the terms of RSUs.

(10)	Includes 65,000 shares of Common Stock issuable upon the exercise of outstanding options and 11,727 shares of Common Stock issuable pursuant to the terms of RSUs.

(11)	Includes 65,000 shares of Common Stock issuable upon the exercise of outstanding options and 15,782 shares of Common Stock issuable pursuant to the terms of RSUs.

(12)	Includes 65,000 shares of Common Stock issuable upon the exercise of outstanding options and 20,281 shares of Common Stock issuable pursuant to the terms of RSUs.

(13)

Includes shares held by all of the directors and executive officers, including Donald R. Swortwood, Gary J.G. Atkinson, Michael Lack, Dario A. Paggiarino, M.D., Gary Woodnutt Ph.D., Charles A. Mathews, Daniel L. Kisner M.D., Daniel H. Petree, and Jeffrey A. Ferrell.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not engaged in any transaction since January 1, 2014 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for fiscal 2015 and 2014 and in which any of our directors, named executive officers or any holder of more than 5% of our Common Stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.

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

Our rent expense totaled approximately $390,000 and $385,000 for the years ended December 31, 2015 and 2014, respectively. Lpath’s sublease income amounted to $11,652 for the years ended December 31, 2015 and 2014.

During 2015 and 2014, WSIC billed Lpath $12,008 and $39,300, respectively, for administrative expenses.

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

Compensation Committee Interlocks and Insider Participation.

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2015, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S K. During fiscal 2015, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by its independent auditors during Fiscal Years 2015 and 2014.

Set forth below is certain information concerning fees billed to us by Moss Adams in respect of services provided in 2015 and 2014.

	2015	2014
Audit fees	$122,000	$122,000
Audit-related fees	35,000	42,250
Tax Fees	8,500	8,500
All other fees	—	—
Total	$165,500	$172,750

Audit Fees:  For the years ended December 31, 2015 and 2014, the aggregate audit fees billed by Moss Adams were for professional services rendered for audits and quarterly reviews of our consolidated financial statements.

Audit-Related Fees:  For the years ended December 31, 2015 and 2014, audit-related fees billed by Moss Adams pertained to services rendered in connection with (i) the audit of our Schedule of Expenditures for the National Institutes of Health Research and Development Program, and (ii) procedures required for filings with the SEC in conjunction with financing transactions.

Tax Fees:  For the years ended December 31, 2015 and 2014, fees billed by Moss Adams related to tax return preparation and tax planning services.

All Other Fees:  For the years ended December 31, 2015 and 2014, there were no fees billed by Moss Adams for other services, other than the fees described above.

Policy on Audit Committee pre-approval of audit and permitted non-audit services of independent auditors

The Audit Committee has determined that all services provided by Moss Adams were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. During 2015 and 2014, the Chair of the Audit Committee, subsequently advising the Audit Committee, or the Audit Committee itself pre-approved all audit related and the tax services provided by our independent auditors. During 2015 and 2014, no non-permitted or non-authorized services were performed by our independent registered public accounting firm.

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

10.3	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan (filed as Appendix A to the company’s Schedule 14-A Proxy Statement filed on August 28, 2007 and incorporated herein by reference).+

10.4

Assignment and Assumption Agreement dated December 1, 2005 by and between Lpath, Inc. and Lpath Therapeutics, Inc. (filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.5

Form of Employment Agreement between Lpath, Inc. and Gary Atkinson dated as of February 6, 2006 (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 29, 2006 and incorporated herein by reference).+

10.6	Form of Indemnification Agreement for directors and officers. (filed as exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference.)

10.7

At-The-Market Issuance Sales Agreement, dated as of March 18, 2014 by and between MLV & Co. LLC and Lpath, Inc. (filed as Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).

10.8

First Amendment to Employment Agreement, between Lpath, Inc. and Gary Atkinson, entered into as of March 17, 2014. (filed as Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.9

Form of Option Agreement, between the Lpath, Inc. and its officers and directors. (filed as Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.10

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Dario A. Paggiarino, M.D. (filed as Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.11

Employment Agreement, dated as of April 15, 2013 by and between Lpath, Inc. and Gary Woodnutt Ph.D. (filed as Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC on March 18, 2014 and incorporated herein by reference).+

10.12

Securities Purchase Agreement, dated September 19, 2014, between Lpath, Inc. and investors in the September 2014 Offering (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference).

10.13

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

+Management contract or compensation plan or arrangement

*Provided herewith.

(b)          Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 22, 2016 by the undersigned thereto.

LPATH, INC.

/s/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary J. G. Atkinson and Dario Paggiarino, M.D., jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2016.

Signature	Title	Date

/s/ GARY J. G. ATKINSON	Interim Chief Executive Officer and Chief	March 22, 2016
Gary J. G. Atkinson	Financial Officer (Principal Executive, Financial, and Accounting Officer)

/s/ CHARLES A. MATHEWS	Director	March 22, 2016
Charles A. Mathews

/s/ DONALD R. SWORTWOOD	Director	March 22, 2016
Donald R. Swortwood

/s/ DANIEL L. KISNER, M.D.	Director	March 22, 2016
Daniel L. Kisner, M.D.

/s/ JEFFREY FERRELL	Director	March 22, 2016
Jeffrey Ferrell

/s/ DANIEL PETREE	Director	March 22, 2016
Daniel Petree