Form 10-Q
period 2016-03-31
LPATH, INC
filed 2016-05-10
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of issuer’s outstanding common stock as of May 8, 2016 was 33,105,064.

LPATH, INC.

FORM 10-Q

March 31, 2016

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

In addition to the items described in this report and the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 22, 2016, many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things:

•	We may not be able to successfully complete a strategic transaction or secure additional capital in order to carry out our planned activities beyond the third quarter of 2016.

•	Any strategic transaction we complete may not be acceptable to our stockholders and may not enhance stockholder value or provide the expected benefits.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$7,020,033	$8,889,616
Accounts receivable	9,608	6,988
Prepaid expenses and other current assets	269,463	357,281
Total current assets	7,299,104	9,253,885

Equipment and leasehold improvements, net	126,677	149,271
Patents, net	2,164,072	2,132,129
Deposits and other assets	77,160	77,160

Total assets	$9,667,013	$11,612,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$431,061	$294,010
Accrued compensation	294,574	546,578
Accrued expenses	154,503	204,237
Deferred rent	25,958	35,629
Total current liabilities	906,096	1,080,454

Warrants	-	-
Total liabilities	906,096	1,080,454

Stockholders' Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 33,098,503 and 33,138,598 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33,099	33,139
Additional paid-in capital	86,717,144	86,542,367
Accumulated deficit	(77,989,326)	(76,043,515)
Total stockholders' equity	8,760,917	10,531,991

Total liabilities and stockholders' equity	$9,667,013	$11,612,445

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Grant and royalty revenue	$9,608	$13,635

Research and development revenue under collaborative agreements	-	770,266
Total revenues	9,608	783,901

Expenses:
Research and development	991,910	2,755,488
General and administrative	963,509	1,050,743
Total expenses	1,955,419	3,806,231

Loss from operations	(1,945,811)	(3,022,330)

Change in fair value of warrants	-	250,000

Net loss	$(1,945,811)	$(2,772,330)

Basic and diluted net loss per share	$(0.06)	$(0.14)

Weighted-average shares outstanding used in the calculation	33,495,466	19,715,009

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Three months Ended March 31,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(1,945,811)	$(2,772,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	174,737	251,059
Change in fair value of warrants	-	(250,000)
Depreciation and amortization	45,391	70,598
Changes in operating assets and liabilities:
Accounts receivable	(2,620)	(715,645)
Prepaid expenses and other current assets	87,818	(17,784)
Accounts payable and accrued expenses	(164,687)	(1,050,472)
Deferred contract revenue	-	(62,500)
Other	(9,671)	(7,201)
Net cash used in operating activities	(1,814,843)	(4,554,275)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	-	(21,117)
Patent expenditures	(54,740)	(78,925)
Net cash used in investing activities	(54,740)	(100,042)

Cash flows from financing activities:
Proceeds from options and warrants exercised	-	45,457
Net cash provided by financing activities	-	45,457

Net (decrease) in cash and cash equivalents	(1,869,583)	(4,608,860)

Cash and cash equivalents at beginning of period	8,889,616	17,282,325
Cash and cash equivalents at end of period	$7,020,033	$12,673,465

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$-	$(250,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

Note 1 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath, Inc. (“Lpath” or “the company”) as of December 31, 2015 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash in operations of $1.8 million during the three-months ended March 31, 2016 and $11.9 million during the year ended December 31, 2015.  These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2016, the company had cash and cash equivalents totaling $7.0 million. We may also receive limited additional funding from future awards of NIH or the US Department of Defense (DoD) grants.  As they are currently planned, however, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing.  To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through the end of the third quarter of 2016.  We estimate that at September 30, 2016 the costs to wind-down our operations in an orderly manner would be approximately $2.5 million.  As a result, to continue to fund our ongoing operations, including our drug discovery and development projects, beyond the third quarter of 2016, we would need to secure significant additional capital.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

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

The company recognized revenue under the Pfizer Agreement as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost reimbursements	$-	$707,766
Amortization of license and development fees	-	62,500
	$-	$770,266

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Three Months Ended
	March 31,
	2016	2015
Research and development	$76,411	$124,037
General and administrative	98,326	127,022
Total share-based compensation expense	$174,737	$251,059

As of March 31, 2016, there was a total of $1.1 million in unrecognized compensation expense related to unvested share-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.3 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2016 and 2015.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at March 31, 2016 were as follows:

Significant
Unobservable
	Fair Value as of	Inputs
	March 31, 2016	(Level 3)
Liabilities:
Warrants expiring March 2017	$-	$-

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

The fair value of the warrants at March 31, 2016 was zero.  There was no change in the fair value of the warrants during the three months ended March 31, 2016.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of March 31, 2016 there were 4,585,644 warrants outstanding with a weighted-average exercise price of $4.21 per share expiring through September 2019.

Note 6 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the three months ended March 31, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents excluded from the calculation of diluted loss per share were as follows:

	Three Months Ended
	March 31,
	2016	2015
Stock options	1,976,298	1,043,780
Warrants	4,585,644	4,591,359
Restricted stock units	432,075	560,345
Total	6,994,017	6,195,484

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in this Quarterly Report and our 2015 Annual Report on Form 10-K.

Overview

We are a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases.  We have developed three drug candidates, advancing each of them into clinical trials, and built evidence to support our approach of targeting bioactive lipids to treat a wide range of diseases.  In the first quarter of 2016, we completed our Phase 1 clinical trial of Lpathomab.

We have incurred significant net losses since our inception. As of March 31, 2016, we had an accumulated deficit of approximately $78.0 million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to use approximately $4.0 million from April 1, 2016, through the third quarter of 2016. As of March 31, 2016, we had cash and cash equivalents totaling $7.0 million. We believe these funds should be sufficient to fund our planned operations through the third quarter of 2016 and leave us sufficient funds for an orderly wind down.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

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

In first quarter of 2016, we completed our Phase 1a clinical trial of Lpathomab. The double-blind, placebo-controlled, single ascending dose trial was designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of Lpathomab in healthy volunteers. The trial also aimed to establish a maximum tolerated dose for future clinical studies in patients with neuropathic pain or other potential indications. The trial included a total of five cohorts at increasing doses.  Lpathomab was well tolerated at all doses tested, and no serious adverse events or dose limiting toxicities were observed during the trial.

Results of Operations

Research and Development Revenue Under Collaborative Agreement.  As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provided financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost reimbursements	$-	$707,766
Amortization of license and development fees	-	62,500
	$-	$770,266

Pfizer had no obligation to reimburse us for any costs of the Nexus trial occurring after August 9, 2015.

Research and Development Expenses.  Research and development expenses decreased to $992,000 for the first three months of 2016 from $2,755,000 for the first three months of 2015, a decrease of $1,763,000.  The decrease in research and development expenses in 2016 were principally due to the conclusion of our Phase 2 clinical trials in 2015 and the reduction in our workforce that was implemented in May 2015.

General and Administrative Expenses. General and administrative expenses were $964,000 for the three months ended March 31, 2016 compared to $1,051,000 for the same period in 2015, a decrease of $87,000.  This decrease is principally attributable to the reduction in our workforce.

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

Liquidity and Capital Resources

As of March 31, 2016, the company had cash and cash equivalents totaling $7.0 million. We may also receive limited additional funding from future awards of grants from NIH or DoD.  As they are currently planned, however, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing. To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through the end of the third quarter of 2016.  We estimate that at September 30, 2016 the costs to wind-down our operations in an orderly manner would be approximately $2.5 million.  As a result, to continue to fund our ongoing operations, including our drug discovery and development projects, beyond the third quarter of 2016, we would need to secure significant additional capital.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

Our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term.  Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated.  Additionally, any transaction we consummate may offer limited value for our existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 22, 2016 (the “Form 10-K”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K ,as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

Lpath, Inc.

Date: May 10, 2016	/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)