Form 10-Q
period 2016-06-30
LPATH, INC
filed 2016-08-09
CIK 1251769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of issuer’s outstanding common stock as of August 8, 2016 was 2,374,025.

LPATH, INC.

FORM 10-Q

June 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained below in the Notes to the Condensed Consolidated Financial Statements and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. All such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	Our ability to negotiate and consummate a strategic transaction on a timely basis and on terms acceptable to our stockholders.

•	Our ability to continue as a going concern beyond the end of November 2016.

•	The amount and timing of our future operating expenses, including costs to wind-down our operations.

•	Our interpretation of the results of the pre-clinical and clinical trials for our product candidates.

•	Our ability to successfully complete additional clinical trials on a timely basis and obtain regulatory approvals for one or more of our product candidates.

•	The potential biological effects and indications for our product candidates.

•	The market opportunity for our product candidates.

•	Our ability to complete additional discovery and development activities for drug candidates utilizing our proprietary ImmuneY2 drug discovery process.

In addition to the items described in this report and the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 22, 2016, many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things:

•	We may not be able to successfully complete a strategic transaction or secure additional capital in order to carry out our planned activities beyond the end of November 2016.

•	Any strategic transaction we complete may not be acceptable to our stockholders and may not enhance stockholder value or provide the expected benefits.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$4,664,170	$8,889,616
Accounts receivable	9,244	6,988
Prepaid expenses and other current assets	614,209	357,281
Total current assets	5,287,623	9,253,885

Equipment and leasehold improvements, net	105,990	149,271
Patents, net	1,599,003	2,132,129
Deposits and other assets	77,160	77,160

Total assets	$7,069,776	$11,612,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$462,693	$294,010
Accrued compensation	246,072	546,578
Accrued expenses	75,766	204,237
Deferred rent	16,287	35,629
Total current liabilities	800,818	1,080,454

Warrants	-	-
Total liabilities	800,818	1,080,454

Stockholders' Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 2,368,221 and 2,369,449 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,368	2,369
Additional paid-in capital	86,916,854	86,573,137
Accumulated deficit	(80,650,264)	(76,043,515)
Total stockholders' equity	6,268,958	10,531,991

Total liabilities and stockholders' equity	$7,069,776	$11,612,445

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Grant and royalty revenue	$18,851	$26,964	$9,243	$13,329

Research and development revenue under collaborative agreements	-	1,504,558	-	734,292
Total revenues	18,851	1,531,522	9,243	747,621

Expenses:
Research and development	1,927,530	5,672,125	935,620	2,916,637
General and administrative	2,698,070	2,152,419	1,734,561	1,101,676
Total expenses	4,625,600	7,824,544	2,670,181	4,018,313

Loss from operations	(4,606,749)	(6,293,022)	(2,660,938)	(3,270,692)

Other income, net	-	40	-	40
Change in fair value of warrants	-	850,000	-	600,000

Net loss	$(4,606,749)	$(5,442,982)	$(2,660,938)	$(2,670,652)

Basic and diluted net loss per share	$(1.93)	$(3.77)	$(1.11)	$(1.80)

Weighted-average shares outstanding used in the calculation	2,391,698	1,445,396	2,390,861	1,482,144

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(4,606,749)	$(5,442,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	345,294	465,975
Change in fair value of warrants	-	(850,000)
Depreciation and amortization	672,278	142,398
Changes in operating assets and liabilities:
Accounts receivable	(2,256)	(4,767)
Prepaid expenses and other current assets	(256,928)	116,145
Accounts payable and accrued expenses	(260,294)	(1,440,947)
Deferred contract revenue	-	(125,000)
Other	(19,342)	(13,579)
Net cash used in operating activities	(4,127,997)	(7,152,757)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	-	(21,117)
Patent expenditures	(95,872)	(146,581)
Net cash used in investing activities	(95,872)	(167,698)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	1,845,821
Proceeds from options and warrants exercised	-	47,676
Payment for restricted stock tax liability on net settlement	(1,577)	(1,180)
Net cash (used in) provided by financing activities	(1,577)	1,892,317

Net (decrease) in cash and cash equivalents	(4,225,446)	(5,428,138)

Cash and cash equivalents at beginning of period	8,889,616	17,282,325
Cash and cash equivalents at end of period	$4,664,170	$11,854,187

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$-	$(850,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Reverse Stock Split

On June 8, 2016, the company’s board of directors and the company’s stockholders approved a 1-for-14 reverse split of the company’s issued and outstanding common stock.  The reverse split was effective on June 10, 2016.  Fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per share amounts contained in the company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Note 2 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Lpath utilized cash in operations of $4.1 million during the six-months ended June 30, 2016 and $11.9 million during the year ended December 31, 2015.  These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2016, the company had cash and cash equivalents totaling $4.7 million. The company may also receive limited additional funding from future awards of National Institutes of health (“NIH”) or the US Department of Defense (“DoD”) grants.  Potential additional near term sources of cash may include the proceeds from the sale of Lpath common stock under the MLV agreement. As they are currently planned, however, the company does not believe that its existing cash resources will be sufficient to meet its operating plan for the full 12 month period after the date of this filing.  To help extend the company’s operating window, the company has reduced its headcount and limited its research and product development activities.  Based on its current plans and available resources, the company believes it can maintain our current operations through the end of November 2016.  The company estimates that at November 30, 2016 the costs to wind-down its operations in an orderly manner would be approximately $2.0 million.  As a result, to continue to fund the company’s ongoing operations, including its drug discovery and development projects, beyond November 30, 2016, the company would need to secure significant additional capital.   Moreover, its expenses may exceed its current plans and expectations, which would require the company to secure additional capital or wind-down its operations sooner than anticipated.

The company’s board of directors has engaged a financial advisory firm to explore itsr available strategic alternatives, including possible mergers and business combinations, a sale of part or all of its assets, collaboration and licensing arrangements and/or equity and debt financings.  This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties.  The company believes it is in its stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives the company may identify in the near term.  Although the company is actively pursuing its strategic alternatives, there is no assurance that it will be able to successfully negotiate and consummate a transaction on a timely basis, or at all.  Further, the company’s expenses may exceed its current plans and expectations, which could require it to complete a transaction or wind-down its operations sooner than anticipated.  Additionally, any transaction the company consummates may offer limited value for its existing drug candidates and proprietary technology and may not enhance stockholder value or provide the expected benefits.   If the company is unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to its stockholders, the company may be required to cease its operations altogether.

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

The company recognized revenue under the Pfizer Agreement as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost reimbursements	$-	$1,379,558	$-	$671,792
Amortization of license and development fees	-	125,000	-	62,500
	$-	$1,504,558	$-	$734,292

Note 4 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$141,810	$215,088	$65,399	$91,051
General and administrative	203,484	250,887	105,158	123,865
Total share-based compensation expense	$345,294	$465,975	$170,557	$214,916

As of June 30, 2016, there was a total of $0.8 million in unrecognized compensation expense related to unvested share-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.2 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended June 30, 2016 and 2015.

Note 5 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at June 30, 2016 were as follows:

Significant
Unobservable
	Fair Value as of	Inputs
	June 30, 2016	(Level 3)
Liabilities:
Warrants expiring March 2017	$-	$-

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

The fair value of the warrants at June 30, 2016 was zero.  There was no change in the fair value of the warrants during the three months ended June 30, 2016.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of June 30, 2016 there were 327,575 warrants outstanding with a weighted-average exercise price of $58.94 per share expiring through September 2019.

Note 6 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the six months ended June 30, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents excluded from the calculation of diluted loss per share were as follows:

	Six Months Ended
	June 30,
	2016	2015
Stock options	128,870	110,714
Warrants	327,575	327,955
Restricted stock units	28,969	36,234
Total	485,414	474,903

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

We have incurred significant net losses since our inception. As of June 30, 2016, we had an accumulated deficit of approximately $80.7  million. As they are currently planned, we estimate that our ongoing drug discovery and development efforts, including general and administrative expenses, will require us to use approximately $3.0 million from July 1, 2016, through the end of November 2016. As of June 30, 2016, we had cash and cash equivalents totaling $4.7 million. We believe these funds should be sufficient to fund our planned operations through the end of November 2016 and leave us sufficient funds for an orderly wind down.

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

Results of Operations

Research and Development Revenue Under Collaborative Agreement.  As described in Note 3 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provided financial support for our iSONEP and ASONEP development programs. We recognized revenues as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost reimbursements	$-	$1,379,558	$-	$671,792
Amortization of license and development fees	-	125,000	-	62,500
	$-	$1,504,558	$-	$734,292

Pfizer had no obligation to reimburse us for any costs of the Nexus trial occurring after August 9, 2015.

Research and Development Expenses.  Research and development expenses decreased to $1,928,000 for the first half of 2016 from $5,672,000 for the first half of 2015, a decrease of $3,744,000.  Research and development expenses decreased to $935,000 for the second quarter 2016 from $2,917,000 for the second quarter of 2015, a decrease of $1,982,000. The decreases in research and development expenses in 2016 were principally due to the conclusion of our Phase 2 clinical trials in 2015 and the reduction in our workforce that was implemented in May 2015.

General and Administrative Expenses. General and administrative expenses were $2,698,000 for the first half of 2016 compared to $2,152,000 for the same period in 2015, an increase of $546,000.  General and administrative expenses were $1,735,000 for the three months ended June 30, 2016 compared to $1,102,000 for the same period in 2015, an increase of $633,000.  This increase is primarily attributable a $628,000 charge in the second quarter of 2016 to write-off the carrying value of certain patents related to technologies and product candidates that we no longer intend to pursue as a result of our limited available resources.

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

Liquidity and Capital Resources

As of June 30, 2016, the company had cash and cash equivalents totaling $4.7 million. We may also receive limited additional funding from future awards of grants from NIH or DoD.  Potential additional near term sources of cash may include the proceeds from the sale of our stock under the MLV agreement.  As they are currently planned, however, we do not believe that our existing cash resources will be sufficient to meet our operating plan for the full 12 month period after the date of this filing. To help extend our operating window, we have reduced our headcount and limited our research and product development activities.  Based on our current plans and available resources, we believe we can maintain our current operations through November 30, 2016.  We estimate that at November 30, 2016 the costs to wind-down our operations in an orderly manner would be approximately $2.0 million.  As a result, to continue to fund our ongoing operations, including our drug discovery and development projects, beyond November 2016, we would need to secure significant additional capital.   Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

Under the supervision of our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial, and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive, financial, and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

2.3	Plan of Conversion, dated July 17, 2014, of Lpath, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2016).

3.2	Bylaws (filed as Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units (filed as an exhibit to Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

4.2

Form of Common Stock Purchase Warrant for Placement Agents of the Units (filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

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

31.1	Section 302 Certification by Interim Chief Executive Officer and Chief Financial Officer of Lpath, Inc. *

32.1	Section 906 Certification by Interim Chief Executive Officer and Chief Financial Officer of Lpath, Inc. *

101.INS# XBRL	Instance Document*

101.SCH# XBRL	Taxonomy Extension Schema Document*

101.CAL# XBRL	Taxonomy Extension Calculation Linkbase Document*

101.DEF# XBRL	Taxonomy Extension Definition Linkbase Document*

101.LAB# XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE# XBRL	Taxonomy Extension Presentation Linkbase Document*

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

Lpath, Inc.

Date: August 9, 2016	/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)