Form 10-Q
period 2016-09-30
LPATH, INC
filed 2016-11-10
CIK 1251769

You

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of issuer’s outstanding common stock as of November 7, 2016 was 2,404,186.

LPATH, INC.

FORM 10-Q

September 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained below in the Notes to the Condensed Consolidated Financial Statements and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning.  Our forward-looking statements include, but are not limited to, statements regarding:

•

Our ability to satisfy the required conditions and otherwise complete our planned merger (the ‘‘merger’’) with Apollo Endosurgery, Inc. (“Apollo”) pursuant to the Agreement and Plan of Merger and Reorganization , dated September 8, 2016 (the “Merger Agreement”), by and between Lpath, Lpath Merger Sub, Inc. and Apollo on a timely basis or at all.

•

The expected benefits and potential value created by the merger for our stockholders, including the ownership percentage of our stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger.

•	Our ability to continue as a going concern beyond the end of December 2016 if the anticipated merger with Apollo has not been completed by that time.

•	The amount and timing of our future operating expenses, our expenses related to the consummation of the merger and the potential wind-down of our remaining operations.

•	Our interpretation of the results of the pre-clinical and clinical trials for our product candidates.

•	The market opportunity for our product candidates should we remain as a stand-alone company.

In addition to the items described in the “Risk Factors” section of this report and the risk factors disclosed under the heading “Risk Factors” in the proxy statement/prospectus/information statement related to the merger filed on Form S-4 with the SEC on October 11, 2016, many important factors affect our ability to achieve our stated objectives and to successfully complete our planned merger with Apollo, including, among other things:

•

We may not be able to satisfy the conditions required to the complete the merger, including the requirement that our debt not exceed our net cash at the consummation of the merger by more than $250,000, on a timely basis, or at all.

•	Failure to complete the merger may result in us paying termination fees or expenses to Apollo and would have an adverse effect on our common stock price and our ability to continue as a going concern.

•	We may not be able to control or correctly estimate our operating expenses, expenses associated with the merger, and our remaining wind-down costs.

•

Our ability to ensure that the ownership percentage of our existing stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will not be reduced from 4.2% to 4.1%.

•	We have a history of net losses and we may never achieve or maintain profitability.

•

We may not be successful in maintaining our listing on the Nasdaq Stock Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete our planned merger with Apollo.

•	There is no assurance that we can raise funds or otherwise support our operations if the consummation of the merger is delayed beyond the end of December 2016.

•

The results of our pre-clinical testing and our clinical trials may not support either further clinical development or the commercialization of our drug candidates if we are required to continue operating as a stand-alone company.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LPATH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,324,279	$8,889,616
Accounts receivable	24,909	6,988
Prepaid expenses and other current assets	698,772	357,281
Total current assets	4,047,960	9,253,885

Equipment and leasehold improvements, net	-	149,271
Patents, net	-	2,132,129
Deposits and other assets	-	77,160

Total assets	$4,047,960	$11,612,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$894,636	$294,010
Accrued compensation	196,241	546,578
Accrued expenses	262,915	204,237
Deferred rent	4,072	35,629
Total current liabilities	1,357,864	1,080,454

Warrants	-	-
Total liabilities	1,357,864	1,080,454

Stockholders' Equity:
Common stock - $.001 par value; 100,000,000 shares authorized; 2,376,052 and 2,369,449 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,376	2,369
Additional paid-in capital	87,040,668	86,573,137
Accumulated deficit	(84,352,948)	(76,043,515)
Total stockholders' equity	2,690,096	10,531,991

Total liabilities and stockholders' equity	$4,047,960	$11,612,445

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Grant and royalty revenue	$42,658	$45,033	$23,807	$18,069
Research and development revenue under collaborative agreements	-	1,547,743	-	43,185
Total revenues	42,658	1,592,776	23,807	61,254

Expenses:
Research and development	2,465,611	7,102,186	538,081	1,430,061
General and administrative	3,602,426	3,010,432	1,522,020	858,013
Impairment loss	2,284,067	-	1,666,403	-
Total expenses	8,352,104	10,112,618	3,726,504	2,288,074

Loss from operations	(8,309,446)	(8,519,842)	(3,702,697)	(2,226,820)

Other income, net	13	40	13	-
Change in fair value of warrants	-	850,000	-	-

Net loss	$(8,309,433)	$(7,669,802)	$(3,702,684)	$(2,226,820)

Basic and diluted net loss per share	$(3.47)	$(4.60)	$(1.54)	$(1.06)

Weighted-average shares outstanding used in the calculation	2,394,000	1,666,013	2,398,546	2,100,023

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(8,309,433)	$(7,669,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	469,116	702,935
Change in fair value of warrants	-	(850,000)
Depreciation and amortization	135,123	262,303
Impairment loss	2,284,067	-
Changes in operating assets and liabilities:
Accounts receivable	(17,921)	671,187
Prepaid expenses and other current assets	(189,331)	219,770
Accounts payable and accrued expenses	308,967	(2,007,898)
Deferred contract revenue	-	(125,000)
Other	(28,332)	(23,251)
Net cash used in operating activities	(5,347,744)	(8,819,756)

Cash flows from investing activities:
Equipment and leasehold improvement expenditures	-	(21,117)
Patent expenditures	(216,016)	(206,363)
Net cash used in investing activities	(216,016)	(227,480)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	3,272,030
Proceeds from options and warrants exercised	-	47,676
Payment for restricted stock tax liability on net settlement	(1,577)	(1,180)
Net cash (used in) provided by financing activities	(1,577)	3,318,526

Net decrease in cash and cash equivalents	(5,565,337)	(5,728,710)

Cash and cash equivalents at beginning of period	8,889,616	17,282,325
Cash and cash equivalents at end of period	$3,324,279	$11,553,615

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrant liability	$-	$(850,000)

See accompanying notes to the condensed consolidated financial statements.

LPATH, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

Note 1 — PENDING MERGER WITH APOLLO ENDOSURGERY, INC.

On September 8, 2016, Lpath, Inc. (“Lpath” or “the company”) and Apollo Endosurgery, Inc. (“Apollo”) entered into an Agreement and Plan of Merger and Reorganization (the ‘‘Merger Agreement’’) pursuant to which a wholly-owned subsidiary of Lpath will merge with and into Apollo, with Apollo surviving as a wholly-owned subsidiary of Lpath (the ‘‘merger’’). Apollo and Lpath believe that the merger will result in a medical device company focused on the development and global distribution of less invasive products used in the treatment of obesity and other gastrointestinal disorders.  Following the consummation of the merger, Lpath will no longer pursue any of its product development programs and will wind down its historical operations.  Although Lpath has entered into the Merger Agreement and intends to consummate the merger, there is no assurance that Lpath will be able to successfully consummate the merger on a timely basis, or at all.  If Lpath is unable to successfully complete the merger, sell shares of its common stock through its ATM Sales Agreement, or secure additional capital prior to the end of December 2016 , Lpath will not have sufficient funds to continue to support its operations and may be required to cease its operations altogether.   Further, unless Lpath can complete the merger prior to the end of December 2016, it may not be able to comply with one of the conditions necessary to require Apollo to consummate the merger without first securing additional capital.  For additional information related to the merger and the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on September 8, 2016 and the proxy statement/prospectus/information statement related to the merger filed on Form S-4 with the SEC on October 11, 2016.

Note 2 — BASIS FOR PRESENTATION

The unaudited condensed consolidated balance sheet of Lpath as of December 31, 2015 was derived from our audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future financial period. For further information, refer to the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Note 3 – GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern and be acquired in late December 2016, as described below.  Lpath utilized cash in operations of $5.3 million during the nine-months ended September 30, 2016 and $11.9 million during the year ended December 31, 2015.  These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below.  The accompanying condensed consolidated financial statements include impairment adjustments that result from the anticipated completion of the merger described below.  Refer also to Note 1 – Pending Merger and Note 4 – Impairment Loss.

In May 2015, the Lpath board of directors commenced a process of evaluating Lpath’s strategic alternatives to maximize stockholder value. To assist with this process, the Lpath board of directors engaged a financial advisory firm to help explore Lpath’s available strategic alternatives, including possible mergers and business combinations, a sale of part or all of Lpath’s assets, collaboration and licensing arrangements and/or equity and debt financings.  On September 8, 2016, Lpath and Apollo entered into the Merger Agreement pursuant to which a wholly-owned subsidiary of Lpath will merge with and into Apollo, with Apollo surviving as a wholly-owned subsidiary of Lpath.  Apollo and Lpath believe that the merger will result in a medical device company focused on the development and global distribution of less invasive products used in the treatment of obesity and other gastrointestinal disorders.  Although Lpath has entered into the Merger Agreement and intends to consummate the merger, there is no assurance that Lpath will be able to successfully consummate the merger on a timely basis, or at all.

Lpath has incurred significant net losses since its inception.  As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million. To conserve Lpath’s cash resources, Lpath has reduced its headcount and ceased its research and product development activities and all other operations except for those activities necessary to complete the merger with Apollo.  As a result of these actions, Lpath believes that its current resources should be sufficient to fund its operations through December 2016.  If Lpath is unable to successfully complete the merger, sell shares of its common stock through its ATM Sales Agreement, or secure additional capital prior to the end of December 2016 , Lpath will not have sufficient funds to continue to support its operations and may be required to cease its operations altogether.  In addition, even if Lpath completes the merger prior to the end of December 2016, certain contingent payments related to the merger, including severance and change of control payments payable to its existing and former executive officers, will become due and payable, which will result in Lpath’s debt exceeding its net cash at the consummation of the merger by an amount less than $250,000 based on its current estimates.  Pursuant to the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash as of the closing of the merger, the ownership percentage of Lpath’s stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced from 4.2% to 4.1%.  Furthermore, under the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash by more than $250,000 as of the closing date of the merger, Lpath will not be in compliance with one of the conditions necessary to require Apollo to consummate the merger, and as a result, Apollo may decide not complete the merger.  Notwithstanding the foregoing, Lpath’s operating costs and its costs and expenses related to the merger may exceed its current estimates.

Note 4 — IMPAIRMENT LOSS

As a consequence of Lpath’s plan to merge with Apollo and thereafter wind down its operations, the company recorded an impairment loss of $1,666,403 during the third quarter of 2016 to write-off its property and equipment and its patents.  In addition, patent impairment losses of $617,664 recorded in the second quarter of 2016 were reclassified from amortization of patent costs to impairment losses to conform to the current presentation.

Note 5 — RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

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

The company recognized revenue under the Pfizer Agreement as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost reimbursements	$-	$1,422,743	$-	$43,185
Amortization of license and development fees	-	125,000	-	-
	$-	$1,547,743	$-	$43,185

Note 6 — SHARE-BASED PAYMENTS

The company recognized share-based compensation expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$201,839	$322,514	$60,029	$107,426
General and administrative	267,277	380,421	63,793	129,534
Total share-based compensation expense	$469,116	$702,935	$123,822	$236,960

As of September 30, 2016, there was a total of $0.5 million in unrecognized compensation expense related to unvested share-based compensation under the Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 1.9 years. Because of its net operating loss carryforwards, the company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2016 and 2015.

Note 7 — FAIR VALUE MEASUREMENTS

Lpath has issued warrants, of which some are classified as equity and some as liabilities.  The warrants issued in March 2012 (and expiring in March 2017) provide that in the event of a fundamental transaction, as defined by the warrant agreement, the company may, under certain circumstances, be obligated to settle the March 2012 warrants for cash equal to the value of the warrants determined in accordance with the warrant agreement.  The company’s recurring fair value measurements at September 30, 2016 were as follows:

Significant
Unobservable
	Fair Value as of	Inputs
	September 30, 2016	(Level 3)
Liabilities:
Warrants expiring March 2017	$-	$-

The company determined the fair value of the warrant liability for certain warrants, as applicable, using a Black-Scholes model. The model considered amounts and timing of future possible equity and warrant issuances and volatility of the company’s stock price equal to 100%, as specified in the underlying warrants.

The fair value of the warrants at September 30, 2016 was zero.  There was no change in the fair value of the warrants during the three months ended September 30, 2016.

The terms of all outstanding warrants permit the company, upon exercise of the warrants, to settle the contract by the delivery of unregistered shares. As of September 30, 2016 there were 327,575 warrants outstanding with a weighted-average exercise price of $58.94 per share expiring through September 2019.

Note 8 — EARNINGS PER SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  Because the company reported a net loss for the nine months ended September 30, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.  Anti-dilutive common stock equivalents excluded from the calculation of diluted loss per share were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Stock options	108,298	108,583
Warrants	327,575	327,955
Restricted stock units	19,389	35,320
Total	455,262	471,858

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of operations of Lpath, Inc. (“Lpath”, the “company”, “we”, “us”, or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in this Quarterly Report, and our Registration Statement on Form S-4 filed with the SEC on October 11, 2016.

Overview

We are a biotechnology company that has been focused on the discovery and development of lipidomic-based therapeutic antibodies, an emerging field of medical science that targets bioactive signaling lipids to treat a wide range of human diseases. We have developed three drug candidates, advancing each of them into clinical trials.

In May 2015, we announced that our lead drug candidate, iSONEP, did not meet its primary or key secondary endpoints in a multicenter, 160 patient, Phase 2 clinical trial for Wet Age-Related Macular Degeneration.  We had previously entered into an Option, License and Development Agreement with Pfizer Inc. in December 2010 (the "Pfizer Agreement"), under which Pfizer made an upfront payment and agreed to cover certain development and clinical trial costs for iSONEP in exchange for an exclusive option for a worldwide license to develop and commercialize iSONEP for the treatment of wet AMD and other ophthalmology disorders. Based on the negative results of the iSONEP trial, however, Pfizer allowed its rights to iSONEP to expire unexercised on August 9, 2015, which resulted in the immediate termination of the Pfizer Agreement and Pfizer's obligations to fund any costs of the iSONEP trial after the expiration date.  In addition, previously during the first quarter of fiscal 2015, we had announced that our Phase 2a clinical trial for ASONEP, our next most advanced drug candidate, did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma. We completed a Phase 1 clinical trial for Lpathomab, our third drug candidate, in the first quarter of 2016.

Following the announcement of the iSONEP clinical trial results, our board of directors commenced a process of evaluating our strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings. On September 8, 2016, we and Apollo entered into the Merger Agreement pursuant to which a wholly-owned subsidiary of ours will merge with and into Apollo, with Apollo surviving as a wholly-owned subsidiary of us. Apollo and we believe that the merger will result in a medical device company focused on the development and global distribution of less invasive products used in the treatment of obesity and other gastrointestinal disorders.   Although we have entered into the Merger Agreement and intend to consummate the merger, there is no assurance that we will be able to successfully consummate the merger on a timely basis, or at all.

We have incurred significant net losses since our inception.  As of September 30, 2016, we had cash and cash equivalents totaling $3.3 million. To conserve our cash resources, we have reduced our headcount and ceased our research and product development activities and all other operations except for those activities necessary to complete the merger with Apollo.  As a result of these actions, we believe that our current resources should be sufficient to fund our operations through December 2016.  If we are unable to successfully complete the merger or secure additional capital prior to the end of December 2016, unless we sell additional shares of our common stock through our ATM Sales Agreement or otherwise.  If we are unable to successfully complete the merger, sell shares of our common stock through our ATM Sales Agreement or secure additional capital prior to the end of December 2016 , we will not have sufficient funds to continue to support our operations and may be required to cease our operations altogether.  In addition, even if we complete the merger prior to the end of December 2016, certain contingent payments related to the merger, including severance and change of control payments payable to our existing and former executive officers, will become due and payable, which will result in our debt exceeding our net cash at the consummation of the merger by an amount less than $250,000 based on our current estimates.  Pursuant to the terms of the Merger Agreement, if our debt exceeds our net cash as of the closing date of the merger, the ownership percentage of our stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced from 4.2%

to 4.1%.  Furthermore, under the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash by more than $250,000 as of the closing date of the merger, Lpath will not be in compliance with one of the conditions necessary to require Apollo to consummate the merger, and as a result, Apollo may decide not complete the merger. Notwithstanding the foregoing, Lpath’s operating costs and its costs and expenses related to the merger may exceed its current estimates.

Results of Operations

Research and Development Revenue Under Collaborative Agreement.  As described in Note 5 to the condensed consolidated financial statements, in December 2010 we entered into an agreement with Pfizer that provided financial support for our iSONEP and ASONEP development programs.  Our agreement with Pfizer expired on August 9, 2015, and Pfizer had no obligation to reimburse us for any costs of the Phase 2 "Nexus" clinical trial evaluating iSONEP occurring after that date. We recognized revenues as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost reimbursements	$-	$1,422,743	$-	$43,185
Amortization of license and development fees	-	125,000	-	-
	$-	$1,547,743	$-	$43,185

Research and Development Expenses.  Research and development expenses decreased to $2,466,000 for the first nine months of 2016 from $7,102,000 for the first nine months of 2015, a decrease of $4,636,000.  Research and development expenses decreased to $538,000 for the third quarter 2016 from $1,430,000 for the third quarter of 2015, a decrease of $892,000. The decreases in research and development expenses in 2016 were principally due to the conclusion of our Phase 2 clinical trials in 2015 and the winding down of our research and development activities beginning in the third quarter of 2015 and continuing during fiscal 2016.

General and Administrative Expenses. General and administrative expenses were $3,602,000 for the first nine months of 2016 compared to $3,010,000 for the same period in 2015, an increase of $592,000.  General and administrative expenses were $1,522,000 for the three months ended September 30, 2016 compared to $858,000 for the same period in 2015, an increase of $664,000.  These increases are primarily attributable legal and professional fees incurred in connection with our efforts in evaluating strategic alternatives and our merger activities with Apollo.  The increase was partially offset by the reclassification of our second quarter of 2016 write-down of our patents of $618,000 from general and administrative expenses to impairment loss, to conform to the current presentation.  That charge has been reclassified to impairment losses in the third quarter of 2016 since during the third quarter of 2016 we wrote-off the balance of our patents.

Impairment Loss.  As a consequence of our plan to merge with Apollo and thereafter wind down our operations, we recorded an impairment loss of $1,666,000 during the third quarter of 2016 to write-off its property and equipment and its patents.  In addition, patent impairment losses of $618,000 recorded in the second quarter of 2016 were reclassified from amortization of patent costs to impairment losses to conform to the current presentation.

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

Liquidity and Capital Resources

We utilized cash in operations of $5.3 million during the nine-months ended September 30, 2016 and $11.9 million during the year ended December 31, 2015.  These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans with regard to these matters are discussed below.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2016, we had cash and cash equivalents totaling $3.3 million. We have incurred significant net losses since our inception.  To conserve our cash resources, we have reduced our headcount and ceased our research and product development activities.  As a result of these actions, we believe that our current resources should be sufficient to fund our operations through December 2016 unless we sell additional shares of our common stock through our ATM Sales Agreement or otherwise. Based on our current estimates, during the fourth quarter of 2016 we expect to use cash of approximately $0.7 million for operating expenses, $1.0 million for merger transaction related expenses, $0.4 million for expenses associated with winding down our historical operations, and $1.0 million for severance benefits to terminated employees. In addition, if we successfully complete the merger, our existing and former executive officers will be entitled to a cash change of control payments of up $0.5 million (collectively, not individually), with the final amount of such payments subject to the discretion of the Lpath Compensation Committee.

If we are unable to successfully complete the merger, sell additional shares of our common stock through our ATM Sales Agreement or secure additional capital prior to the end of December 2016 , we will not have sufficient funds to continue to support our operations and may be required to cease our operations altogether.  In addition, even if we complete the merger prior to the end of December 2016, certain contingent payments related to the merger, including severance and change of control payments payable to our existing and former executive officers, will become due and payable, which will result in our debt exceeding our net cash at the consummation of the merger by an amount less than $250,000 based on our current estimates outlined above.  Pursuant to the terms of the Merger Agreement, if our debt exceeds our net cash as of the closing of the merger, the ownership percentage of our stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced from 4.2% to 4.1%.  Furthermore, under the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash by more than $250,000 as of the closing date of the merger, Lpath will not be in compliance with one of the conditions necessary to require Apollo to consummate the merger, and as a result, Apollo may decide not complete the merger. Notwithstanding the foregoing, Lpath’s operating costs and its costs and expenses related to the merger may exceed its current estimates.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information described below in this Quarterly Report on Form 10-Q, which replace the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Any of the risks discussed in this Quarterly Report on Form 10-Q,as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Lpath

Lpath may not be able to complete the merger, and it currently does not have sufficient funds to pursue another strategic transaction similar to such merger.

Lpath cannot assure you that it will complete the merger in a timely manner, or at all. The Merger Agreement is subject to many closing conditions and termination rights. In addition to Lpath's product candidates, for which it has stopped all development, Lpath's assets currently consist primarily of its limited available cash and cash equivalent resources, its listing on The NASDAQ Capital Market and the Merger Agreement.  If Lpath does not close the merger, it does not have sufficient funds at this time to pursue another strategic transaction similar to the merger. Specifically, as of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million, and it believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016, unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise.  If Lpath is unable to successfully complete the merger or secure additional capital prior to the end of December 2016,  it will not have sufficient funds to continue to support its operations and may be required to cease its operations altogether. Even if Lpath does complete the merger, the merger ultimately may not deliver the anticipated benefits or enhance stockholder value.

If the merger is not completed, in light of the challenges of raising required capital and rebuilding an operating business, Lpath may elect to liquidate its remaining assets, and there can be no assurances as to the amount of cash available, if any at all, to distribute to stockholders after paying its debts and other obligations.

If Lpath does not close the merger, in light of the risks of raising the required capital to operate its business and to reestablishing an operating business, the board of directors may elect to take the steps necessary to liquidate all remaining assets of Lpath. The process of liquidation may be lengthy and Lpath cannot make any assurances regarding timing of completion. In addition, Lpath would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims. As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million. Lpath believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016, unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise. If Lpath is unable to successfully complete the merger or secure additional capital prior to the end of December 2016, Lpath will not have sufficient funds to continue to support its operations and may be required to cease its operations altogether. As a result, if the merger is not completed prior to the end of December 2016, there can be no assurance as to the amount or timing of available cash remaining, if any at all, to distribute to stockholders after paying Lpath's debts and other obligations and setting aside funds for reserves.

If the merger is not completed, and Lpath fails to raise significant capital to support its operations, successfully develop and complete clinical trials for its existing drug candidates, or acquire and develop other products or product candidates at all or on commercially reasonable terms, Lpath may be unable to reestablish a viable operating business.

Given the discontinuation of development of pharmaceutical product candidates, its limited cash resources, and the additional capital and resources that would be required to resume and pursue such development, if the merger is not completed, Lpath could be required to rely on securing a collaborative or strategic arrangement for one of its existing drug candidates to support its operations and its future development and clinical trial costs. Since May 2015, Lpath has actively pursued, but has been unable to successfully enter into, a collaborative or strategic arrangement for its existing drug candidates and technology. Due to Lpath's history, its limited cash resources, its limited operational and management capabilities and the intense competition for pharmaceutical product candidates, even if Lpath generates interest in a collaborative or strategic arrangement to support the further development of one of its drug candidates, it may not be able to enter into a final agreement on commercially reasonable terms, on a timely basis or at all. Proposing, negotiating and implementing an economically viable collaborative or strategic arrangement is a lengthy and complex process. As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million. Lpath believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016 unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise. Lpath competes for collaborative arrangements and license agreements with the drug candidates and technology developed by other pharmaceutical and biotechnology companies and academic research institutions. Lpath's competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than Lpath. As a result, competitors may have a competitive advantage over Lpath in entering into collaborative arrangements with such third parties. In addition, even if Lpath enters into a collaborative or strategic arrangement, the arrangement may not provide Lpath with sufficient funds to support its operations and there is no assurance that its drug candidates would satisfy the development and/or clinical milestones established in the collaborative or strategic arrangement. Further, any drug candidate Lpath pursues will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Lpath will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates are approved, Lpath cannot be sure that they would be capable of economically feasible production or commercial success.

If Lpath does not successfully complete the merger, it will require substantial additional funding in the event it resumes its operations, and will need to curtail operations if it has insufficient capital.

Lpath had cash and cash equivalents of $3.3 million at September 30, 2016. Lpath believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016 unless Lpath sells additional shares of

its common stock through its ATM Sales Agreement or otherwise.    Based on the development and clinical status of its existing drug candidates, Lpath expects its negative cash flows from operations to continue for the foreseeable future.

If Lpath does not successfully complete the merger, Lpath will require substantial additional funding in the event it resumes its operations. As such, its future capital requirements will depend on many factors, including:

• Lpath's ability to complete the merger before the end of December 2016;

• Lpath's ability to secure a collaborative or licensing arrangement on commercially reasonable terms, on a timely basis or at all;

• the timing and nature of any future strategic transactions that Lpath undertake;

• the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

• the effect of competing technological and market developments; and

• the cost incurred in responding to disruptive actions by activist stockholders.

Without raising significant additional funding, Lpath has an insufficient level of capital to resume its operations or to pursue the further development of its existing drug candidates. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to Lpath or to its stockholders. As a result, if Lpath is unable complete the merger or otherwise raise funds to satisfy its capital needs on a timely basis, there can be no assurance that Lpath will be able to continue to operate its business beyond December 2016.

If Lpath's agreements with employees, consultants, advisors and corporate partners fail to protect its intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on Lpath.

Lpath has taken steps to protect its intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with its employees, consultants, advisors and corporate partners. However, such agreements may not be enforceable or may not provide meaningful protection for all of its trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and Lpath may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and Lpath does not know whether the steps it has taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect its intellectual property rights to the same extent as do the laws of the United States.

Risks Related to the Common Stock of Lpath

Lpath may not be able to correctly estimate its future operating expenses or its operating expenses may exceed its expectations, which could lead to cash shortfalls, cause the ownership percentage retained by the Lpath security holders in the combined organization to be reduced from 4.2%  to 4.1% or cause Lpath to fail to satisfy one of the closing conditions for Apollo's obligation to complete the merger.

As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million. Lpath believes that its current cash and cash equivalents should be sufficient to fund its operations through December 2016, unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise, and to satisfy the closing condition in the Merger Agreement for Apollo's obligation to complete the merger.  However, even if Lpath completes the merger prior to the end of December 2016, certain contingent payments related to the merger, including severance and change of control payments payable to its existing and former executive officers, will become due and payable, which will result in Lpath’s debt exceeding its net cash at the consummation of the merger by an amount less than $250,000 based on its current estimates.  Pursuant to the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash at the consummation of the merger, the ownership percentage of Lpath’s stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced from 4.2% to 4.1%.

Furthermore, under the terms of the Merger Agreement, if Lpath’s debt exceeds its net cash by more than $250,000 as of the closing date of the merger, Lpath will not be in compliance with one of the conditions necessary to require Apollo to consummate the merger, and as a result, Apollo may decide not complete the merger.  Notwithstanding the foregoing, Lpath's operating expenses and its expenses associated with the merger and its obligations thereunder may exceed its estimates as a result of a variety of factors, many of which are outside of its control. These factors include:

• the time, resources and costs associated with the merger, including legal and accounting costs;

• the costs associated with complying with its obligations under the Merger Agreement;

• the costs required to wind-down its operations;

• the costs to reduce its employee headcount;

• the costs of any claims or liabilities related to the proposed merger.

If Lpath has not correctly estimated its future operating expenses or its operating expenses exceed its expectations, Lpath may experience cash shortfalls, the ownership percentage retained by the Lpath security holders in the combined organization immediately following the merger may be reduced from 4.2% to 4.1% or Lpath may fail to satisfy one of the closing conditions under the Merger Agreement for Apollo's obligation to complete the merger, which could provide Apollo with the opportunity to decide not to complete the merger.

If the merger is not completed, the Lpath stock price may decline significantly.

The market price of Lpath's common stock is subject to significant fluctuations. During the 12-month period ended September 30, 2016, the sales price of Lpath common stock on The NASDAQ Capital Market ranged from a high of $5.88 in April 2016 to a low of $1.68 in July 2016. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Further, Lpath has a limited amount of available resources and believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016 unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise. As a result, the market price of Lpath's common stock will likely be volatile based on whether stockholders and investors believe that Lpath can complete the merger or somehow raise additional capital to support its operations beyond December 2016. The volatility of the market price of Lpath common stock is exacerbated by low trading volume. Some of the factors that may cause the market price of Lpath common stock to fluctuate include:

• the initiation of, material developments in, or conclusion of litigation to enforce or defend its intellectual property rights or defend against the intellectual property rights of others;

•the entry into any in-licensing agreements securing licenses, patents or development rights;

•the entry into, or termination of, key agreements, including commercial partner agreements;

•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•adverse publicity relating to antibody-based drug candidates, including with respect to other products and potential products in such markets;

• the introduction of technological innovations or new therapies that compete with its potential products;

• the loss of key employees;

• future sales of its common stock;

• general and industry-specific economic conditions that may affect its research and development expenditures; and

•period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Lpath common stock.

In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against the company. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm Lpath's profitability and reputation.

If Lpath fails to continue to meet all applicable NASDAQ Capital Market requirements and NASDAQ determines to delist Lpath common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of Lpath common stock could decrease.

Lpath common stock is listed on The NASDAQ Capital Market. In order to maintain its listing, Lpath must meet minimum financial and other requirements, including requirements for a minimum amount of stockholders' equity and a minimum price per share. Specifically, to maintain its listing on the NASDAQ Capital Market, Lpath must maintain a stockholders' equity of at least $2.5 million as reported in its quarterly financial statements. As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million, and it believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016 unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise. As a result, unless Lpath completes the merger or raises capital through some other transaction, it will fall below the minimum stockholders' equity requirement in the near term. If Lpath is unable to comply with NASDAQ's listing standards, NASDAQ may determine to delist the Lpath common stock from The NASDAQ Capital Market. If Lpath common stock is delisted for any reason, it could reduce the value of its common stock and its liquidity. Delisting could also adversely affect the ability to obtain financing for the continuation of Lpath operations, if Lpath chooses to reestablish its business, or to use its common stock in acquisitions, including the merger. Delisting could result in the loss of confidence by suppliers, customers and employees. Delisting would prevent Lpath from satisfying a closing condition for the merger, and, in such event, Apollo may elect not to consummate the merger. In addition, the combined organization must submit a new application for listing on The NASDAQ Global Market after the merger pursuant to the reverse merger rules, and the combined organization will need to meet The NASDAQ Global Market minimum requirements.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict Lpath operations or require Lpath to relinquish proprietary rights.

Additional financing may not be available to Lpath when it needs it or may not be available on favorable terms. To the extent that Lpath raises additional capital by issuing equity securities, its existing stockholders' ownership will be diluted and the terms of any new equity securities may have preferences over its common stock. Any debt financing it enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of Lpath assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if Lpath raises additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to potential products or proprietary technologies, or grant licenses on terms that are not favorable to Lpath.

Lpath's current drug candidate portfolio is limited and in the early stages of development, which limits its ability to raise funds or to complete collaboration or licensing arrangements to support the further development of these drug candidates.

In May 2015, Lpath announced that its multicenter, Phase 2 "Nexus" clinical trial evaluating iSONEP in patients with wet AMD did not meet its primary or key secondary endpoints. Based on long-term follow-up data suggesting that iSONEP, when used in combination with anti-VEGF treatments, may result in reductions in total wet AMD lesion area and may allow patients to maintain their visual acuity gains for longer periods of time than anti-VEGF treatments alone, Lpath actively pursued licensing, partnering and other strategic alternatives to help fund further clinical investigation of iSONEP. Since May 2015, Lpath held partnering and/or licensing discussions for iSONEP with 22 life science companies. None of these discussions, however, led to a term sheet for a potential partnering and/or licensing transaction. Additionally, in March 2015, Lpath announced that its Phase 2a single-agent, open-label study of ASONEP did not meet the primary endpoint of statistically significant progression-free survival in patients with advanced renal cell carcinoma (RCC). Lpath explored other indications where ASONEP may have a greater chance of success, and sought potential partners to pursue the further development of ASONEP. Lpath has not been successful in obtaining a partner for ASONEP to date.

In addition, although Lpath completed the Phase 1 clinical trial for its third product candidate, Lpathomab, Lpath does not have sufficient funds at this point to pursue additional clinical work on Lpathomab. Since May 2015, Lpath held partnering and/or licensing discussions for Lpathomab with 14 life science companies. None of these discussions, however, led to a term sheet for a potential partnering and/or licensing transaction. Moreover, even if Lpath could raise additional funds to support the development of Lpathomab, there is no assurance that Lpath can successfully develop Lpathomab, prove it to be safe and efficacious in clinical trials, or meet applicable regulatory standards. In addition, Lpath's ImmuneY2™ process of generating monoclonal antibodies against lipid mediators may not be successful against future targets. As such, there can be no assurance that Lpath would be able to develop a monoclonal antibody against Lpath's future targets, and thus, Lpath may fail to generate additional clinical candidates to build a drug candidate pipeline. Moreover, given the early stage of development of Lpath's current clinical and preclinical drug candidates, Lpath may not be successful in entering into collaboration or license agreements for these drug candidates, which limits Lpath's ability to raise the funds required to support Lpath's operations and the future development of these drug candidates.

Lpath's ability to use net operating loss carry forwards and research and development tax credits to offset future taxable income or future tax may be limited due to the changes in ownership (within the meaning of IRC Section 382) that have occurred in the past and will occur upon the consummation of the merger.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. The ownership change occurring as a result of the merger with Apollo could eliminate or restrict Lpath's ability to use NOL carry forwards and research and development tax credits. In addition, the California state government suspended the use of existing California NOL carryforwards in some years, such as 2010 and 2011. In those years companies were not permitted to utilize NOL carryforwards to reduce the amount of taxes payable to the state. If that fiscal policy were to continue in the future, then the California benefits could be deferred, modified, or lost. Limitations on Lpath's ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require Lpath to pay more U.S. federal and state income taxes than would be required if such limitations were not in effect.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on Lpath stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of Lpath's internal control over financial reporting and, depending on its public float, a report by its independent registered public accounting firm attesting to the effectiveness of its internal control over financial reporting at the end of the fiscal year. If Lpath fails to maintain the adequacy of its internal control over financial reporting as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that Lpath has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If Lpath cannot in the future favorably assess, or, if required, its independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of its internal control over financial reporting, investor confidence in the reliability of its financial reports may be adversely affected, which could have a material adverse effect on Lpath's stock price.

Anti-takeover provisions in the Lpath charter documents and under Delaware law could make an acquisition of Lpath more difficult and may prevent attempts by stockholders to replace or remove management.

Provisions in the Lpath certificate of incorporation and the bylaws of Lpath may delay or prevent an acquisition or a change in management. Such provisions in the Lpath charter documents include a prohibition on actions by written consent of stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because Lpath is incorporated in Delaware, Lpath is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of its outstanding voting stock from merging or combining with Lpath unless certain conditions are met. Although Lpath believes most of these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with its board of directors, these provisions would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

While Lpath does not expect that these provisions will delay or prevent the completion of the merger, they may hinder or prevent Lpath from considering competing offers for a business combination, which may harm the value of your investment.

Risks Related to the Merger

The exchange ratio is not adjustable based on the market price of Lpath common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for the Apollo common stock, and the exchange ratio is only adjustable upward or downward if the outstanding capital stock of Apollo or the outstanding common stock of Lpath changes based upon certain events, including the proposed 1:5.5 reverse stock split, prior to completion of the merger. However, the estimated exchange ratio calculation of 0.314 shares of Lpath common stock in exchange for each share of Apollo common stock outstanding immediately prior to the effective time of the merger is based upon Lpath's capitalization immediately prior to the filing of the Registration Statement on Form S-4 on October 11, 2016, and will be adjusted to account for the issuance of any additional shares of Lpath common stock prior to the consummation of the merger. Any changes in the market price of Lpath common stock before the completion of the merger will not affect the number of shares Apollo security holders will be entitled to receive pursuant to the Merger Agreement.

Failure to complete the merger may result in Lpath or Apollo paying a termination fee or reimbursing expenses to the other party and could harm the common stock price of Lpath and future business and operations of each company.

If the merger is not completed, Lpath and Apollo are subject to the following risks:

• if the Merger Agreement is terminated under certain circumstances, Lpath or Apollo will be required to pay certain transaction expenses incurred by other party, up to a maximum of $250,000;

• if the Merger Agreement is terminated under certain circumstances, Lpath or Apollo will be required to pay the other party a termination fee equal to the greater of $390,000 and the third-party expenses incurred by the other party;

• the price of Lpath stock may decline and remain volatile; and

• costs related to the merger, such as financial advisor, legal and accounting fees, some which must be paid even if the merger is not completed.

• If Lpath's debt at the closing is greater than Lpath's net cash at closing by more than $250,000, Apollo may refuse to complete the merger without payment of a termination fee or expenses.

In addition, if the Merger Agreement is terminated and the board of directors of Lpath or Apollo determines to seek another business combination, there can be no assurance that either Lpath or Apollo will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger on a timely basis, or at all. As of September 30, 2016, Lpath had cash and cash equivalents totaling $3.3 million. Lpath believes that its current cash and cash equivalents will only be sufficient to fund its operations through December 2016, unless Lpath sells additional shares of its common stock through its ATM Sales Agreement or otherwise.  As a result, if Lpath is unable to successfully complete the merger, sell shares of its common stock through its ATM Sales Agreement or secure additional capital prior to the end of December 2016, it will not have sufficient funds to continue to support its operations and may be required to cease its operations altogether.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either Lpath or Apollo can refuse to complete the merger if there is a material adverse change affecting the other party between September 8, 2016, the date of the Merger Agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on Lpath or Apollo, including:

• any effect resulting from the execution, delivery, announcement or performance of obligations under the Merger Agreement or the announcement or pendency or anticipated consummation of the merger or any related transactions;

• any natural disaster or any act of terrorism, sabotage, military action or war (whether or not declared) or escalation or any worsening thereof;

• any change in United States generally accepted accounting principles or any change in applicable laws, rules or regulations or the interpretation thereof;

• any conditions generally affecting the industries in which Apollo and Lpath and their respective subsidiaries participate or the United States or global economy or capital markets as a whole to the extent such conditions do not have a disproportionate impact on Apollo or Lpath and their respective subsidiaries, as applicable;

• any failure by Apollo or Lpath to meet internal projections of forecasts or third-party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement; or

• the resignation or termination of any director or officer of Apollo or Lpath.

If adverse changes occur and Lpath and Apollo still complete the merger, the combined organization stock price may suffer. This in turn may reduce the value of the merger to the stockholders of Lpath, Apollo or both.

Some Lpath officers and directors have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Certain officers and directors of Lpath participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, severance benefits, the acceleration of stock option vesting and continued indemnification. For example, in connection with Lpath hiring its executive officers in 2006 and 2013, respectively, Lpath entered into customary employment agreements with its executive officers that provide them with cash severance payments, reimbursement for health coverage costs and the acceleration of their outstanding equity awards by 24 months in the event their employment is terminated without cause in connection with or following a change of control of Lpath. Based on the terms of these employment agreements, Lpath's executive officers are contractually entitled to these severance payments, benefits and accelerated vesting because they will be terminated in connection with the consummation of the merger. In addition, in setting the compensation of Lpath's executive officers for fiscal 2016 in accordance with Lpath's executive compensation program, the compensation committee of the board of directors of Lpath established the evaluation and closing of a strategic transaction as the performance goals for the Lpath executive officers under Lpath's short-term incentive plan, and as a result, the executive officers will be entitled to their annual cash bonus upon the consummation of the merger, with the final amount of such payments subject to the discretion of the Lpath Compensation Committee. Additionally, certain outstanding equity awards held by Lpath's executive officers have accelerated vesting provisions that provide for the full acceleration of these awards in the event of a change of control of Lpath.

Based on the terms of their respective employment agreements, outstanding equity awards and Lpath's short-term incentive program, Lpath's executive officers will be entitled to receive a total value of approximately $1.0 million (collectively, not individually) in severance benefits due to the termination of their employment. Lpath’s executive officers may also receive a total of up to $0.5 million (collectively, not individually) in connection with the consummation of the merger.

With respect to Lpath's directors, in February 2016, each of the non-employee directors on Lpath's board of directors received an annual stock option award for 1,786 shares of common stock at an exercise price of $2.24 per share as part of Lpath's non-employee director compensation program. These stock option awards will vest in full upon the consummation of the merger. Additionally, due to his services in assisting the Lpath board of directors in evaluation Lpath's strategic alternatives, the annual retainer payable to Daniel Petree, the chairman of Lpath's board of directors, was increased by an additional $50,000 over a twelve month period commencing on July 1, 2016, paid in equal quarterly payments and accelerated in full upon a change of control of Lpath.

In addition, one of Lpath's directors, Jeffrey Ferrell, has certain business relationships with Athyrium Opportunities II Acquisition LP, Apollo's debt facility lender, and other related Athyrium entities. These interests, among others, may influence the officers and directors of Lpath to support or approve the merger.

The market price of Lpath common stock following the merger may decline as a result of the merger.

The market price of Lpath common stock may decline as a result of the merger for a number of reasons including if:

• investors react negatively to the prospects of the combined organization's business and prospects from the merger;

• the effect of the merger on the combined organization's business and prospects is not consistent with the expectations of financial or industry analysts; or

• the combined organization does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

Lpath stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the merger, Lpath stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

During the pendency of the merger, Lpath and Apollo may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Lpath and Apollo to make acquisitions, subject to certain exceptions relating to fiduciaries duties, as set forth below, or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from, among other things, soliciting, initiating, knowingly encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to such party's stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Lpath and Apollo from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when, among other things, such party's board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to result in a superior takeover proposal and that failure to cooperate with the proponent of the proposal is reasonably likely to be a breach of the board's fiduciary duties. In addition, if Lpath or Apollo terminate the Merger Agreement under certain circumstances, including terminating because of a decision of a board of directors to recommend a superior proposal, Lpath or Apollo would be required to pay to the other party a termination fee equal to the greater of $390,000 and the third-party expenses incurred by the other party. This termination fee may discourage third parties from submitting alternative takeover proposals to Lpath or Apollo or their stockholders, and may cause the respective boards of directors to be less inclined to recommend an alternative proposal.

If the conditions to the merger are not met, the merger will not occur.

Even if the merger is approved by the stockholders of Lpath and Apollo, specified conditions must be satisfied or waived to complete the merger. These conditions are set forth in the Merger Agreement. Lpath and Apollo cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and Lpath and Apollo each may lose some or all of the intended benefits of the merger.

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

2.4

Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc. and Apollo Endosurgery, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2016 and incorporated herein by reference).

2.5

Form of Support Agreement, by and between Apollo Endosurgery, Inc. and certain directors and officers of Lpath, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2016 and incorporated herein by reference).

2.6

Form of Support Agreement, by and between Lpath, Inc., Apollo Endosurgery, Inc. and certain directors, officers and affiliated stockholders of Apollo Endosurgery, Inc. (filed as Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on September 8, 2016 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 21, 2014 and incorporated herein by reference).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2016).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on September 8, 2016 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant for Investors in the Units (filed as an exhibit to Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference.)

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

10.1

Separation Agreement, dated as of October 14, 2016, by and between Gary Woodnutt, Ph.D. and Lpath, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2016 and incorporated herein by reference).**

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

*             Provided herewith.

**Indicates management contract or compensatory plan.

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

Lpath, Inc.

Date: November 10, 2016	/S/ GARY J. G. ATKINSON
Gary J. G. Atkinson,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)