Form 10-Q
period 2017-03-31
Apollo Endosurgery, Inc.
filed 2017-05-04
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed based on the adjusted close price of $2.18 as reported on the NASDAQ Stock Market on June 30, 2016 is $938,669. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2017, there were 10,699,097 shares of the issuer’s $.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2017

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,300	$19,111
Accounts receivable, net of allowance for doubtful accounts of $482 and $479, respectively	10,026	10,509
Inventory, net	11,710	12,163
Prepaid expenses and other current assets	2,102	1,838
Total current assets	32,138	43,621
Restricted cash	934	930
Property and equipment, net of accumulated depreciation of $4,927 and $4,404, respectively	6,632	6,889
Goodwill	6,828	6,828
Intangible assets, net	41,618	43,315
Other assets	424	541
Total assets	$88,574	$102,124
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,449	$5,145
Accrued expenses	6,265	6,630
Payable to related parties	8,505	8,505
Total current liabilities	21,219	20,280
Long-term debt	32,882	39,427
Total liabilities	54,101	59,707
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 10,698,210 and 10,688,992 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	190,795	190,664
Accumulated other comprehensive income	1,613	1,471
Accumulated deficit	(157,946)	(149,729)
Total stockholders' equity	34,473	42,417
Total liabilities and stockholders' equity	$88,574	$102,124

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$14,622	$16,277
Cost of sales	5,096	4,909
Gross margin	9,526	11,368
Operating expenses:
Sales and marketing	8,379	8,321
General and administrative	4,187	2,635
Research and development	1,957	1,654
Amortization of intangible assets	1,814	1,779
Total operating expenses	16,337	14,389
Loss from operations	(6,811)	(3,021)
Other expenses:
Interest expense, net	1,481	2,826
Other expense (income)	(125)	58
Net loss before income taxes	(8,167)	(5,905)
Income tax expense	50	99
Net loss	(8,217)	(6,004)
Current dividends on convertible preferred stock	—	(2,258)
Net loss attributable to common stockholders	$(8,217)	$(8,262)
Other comprehensive income:
Foreign currency translation	142	391
Comprehensive loss	$(8,075)	$(5,613)
Net loss per share, basic and diluted	$(0.77)	$(25.44)
Shares used in computing net loss per share, basic and diluted	10,694,221	324,768

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2017
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2016	10,688,992	$11	$190,664	$1,471	$(149,729)	$42,417
Exercise of common stock options	9,218	—	21	—	—	21
Stock based compensation	—	—	110	—	—	110
Foreign currency translation	—	—	—	142	—	142
Net loss	—	—	—	—	(8,217)	(8,217)
Balances at March 31, 2017	10,698,210	$11	$190,795	$1,613	$(157,946)	$34,473

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,217)	$(6,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,399	2,075
Amortization of deferred financing costs	172	94
Non-cash interest expense	284	1,745
Provision for doubtful accounts receivable	—	33
Change in inventory reserve	80	—
Stock based compensation	110	104
Foreign exchange on short-term intercompany loans	(236)	223
Changes in operating assets and liabilities:
Accounts receivable	658	(952)
Inventory	514	1,147
Prepaid expenses and other assets	(131)	381
Accounts payable and accrued expenses	916	(3,595)
Net cash used in operating activities	(3,451)	(4,749)
Cash flows from investing activities:
Purchases of property and equipment	(253)	(419)
Purchase of intangibles and other assets	(177)	(367)
Net cash used in investing activities	(430)	(786)
Cash flows from financing activities:
Proceeds from exercise of stock options	21	39
Payment of debt	(7,000)	—
Net cash (used in) provided by financing activities	(6,979)	39
Effect of exchange rate changes on cash	53	5
Net decrease in cash, cash equivalents and restricted cash	(10,807)	(5,491)
Cash, cash equivalents and restricted cash at beginning of year	20,041	22,586
Cash, cash equivalents and restricted cash at end of period	$9,234	$17,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,057	$910

Supplemental disclosure of non-cash investing and financing activity:
Accretion of dividends on preferred stock	—	2,258

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(In thousands, except for share data)

(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes "Apollo" and the "Company" refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices that can be used for the treatment of obesity. The Company develops and distributes minimally invasive surgical and non-surgical devices for bariatric and gastrointestinal procedures that are used by general surgeons, bariatric surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and the many co-morbidities associated with obesity.
The Company's core products include the Orbera® intra-gastric balloon system, the OverStitch™ endoscopic suturing system and the Lap-Band® adjustable gastric banding system. All devices are regulated by the United States Food and Drug Administration (the "FDA") and equivalent regulatory bodies outside the United States. The Company's products are sold throughout the world with principal markets in the United States of America, Europe, Australia, Brazil and Canada. The Company also has a manufacturing facility located in Costa Rica.
(2) Significant Accounting Policies
(a)   Basis of Presentation
The Company prepared its interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the Company's accounts and the accounts of its wholly-owned subsidiaries. The Company has eliminated all intercompany balances and transactions.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include intangible assets and long-lived assets, valuation of inventory, allowance for doubtful accounts, stock compensation, and deferred tax asset valuation.
(b)   Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.
(c)    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting in fiscal years beginning after December 15, 2017. In March 2016 and April 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Identifying Performance Obligations and Licensing, respectively. ASU 2014-09 permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company has not yet completed its final review of the impact of this guidance, although the Company does not anticipate a material impact on its revenue recognition practices. The Company continues to review this guidance, potential disclosures and the Company’s method of adoption to complete its evaluation of the impact on its condensed consolidated financial statements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

The Company has adopted the provisions of ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 resulted in no material impact on the Company's consolidated financial statements.
The Company has adopted the provisions of ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of ASU 2015-17 resulted in no material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02") which requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term which will require companies to recognize most leases on the balance sheet, thereby increasing reported assets and liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required. ASU 2016-02 requires adoption using a modified retrospective transition with application of the guidance at the beginning of the earliest comparative period presented. ASU 2016-02 will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements.
The Company has adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which contains guidance on accounting for certain aspects of share-based payments to employees. ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. ASU 2016-09 also allows companies to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016-09 resulted in no material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") which changes the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the acquisition is not a business. ASU 2017-01 requires a business to include at least one substantive process. ASU 2017-01 will be effective for the Company on January 1, 2018. Early adoption is permitted. The effect of ASU 2017-01 on the Company's condensed consolidated financial statements will be dependent on any future acquisitions.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for annual and interim reporting in fiscal years beginning after December 15, 2019. Early adoption is permitted. The effect of ASU 2017-04 on the Company's condensed consolidated financial statements will be dependent on any future impairments.
(3) Acquisitions
On December 29, 2016, the Company completed a business combination with Lpath, Inc. ("Lpath"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated September 8, 2016, (the "Merger").
The following summary pro forma condensed consolidated financial information reflects the Merger with Lpath as if it had occurred on January 1, 2016 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2016, and is not intended to project the Company’s results of operations for any future period.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

Pro forma condensed consolidated financial information for the three months ended March 31, 2016 (unaudited):

Pro forma combined revenues	$16,287
Pro forma combined net loss	$(6,441)
Pro forma combined earnings per share	$(0.61)
Pro forma combined net loss includes an adjustment to reduce historical interest expense of $1,509 for the three months ended March 31, 2016, due to the conversion of the convertible notes and the principal repayments of long-term debt of $11,000.
(4) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At March 31, 2017, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $9,234. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(5) Inventory
Inventory consists of the following as of:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$4,973	$5,031
Work in progress	583	346
Finished goods	9,758	10,520
Less inventory reserve	(3,604)	(3,734)
Total inventory, net	$11,710	$12,163
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. During the three months ended March 31, 2017 the Company recorded an impairment charge of $80.
(6) Other Intangible Assets
Other intangible assets consist of the following as of:

	March 31, 2017	December 31, 2016
	(unaudited)
Original cost	$64,451	$64,274
Less accumulated amortization	(22,833)	(20,959)
Intangible assets, net	$41,618	$43,315

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(7) Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued compensation and travel	$2,791	$3,040
Accrued professional service fees	1,175	1,521
Accrued returns and rebates	379	366
Accrued insurance, property and sales taxes	370	256
Accrued interest	155	186
Deferred rent	143	152
Deferred revenue	125	88
Other	1,127	1,021
Total accrued expenses	$6,265	$6,630
(8) Long-Term Debt
Long-term debt consists of the following as of:

	March 31, 2017	December 31, 2016
	(unaudited)
Senior secured credit facility	$32,000	$39,000
Payment-in-kind interest	2,096	2,046
Long-term debt	34,096	41,046
Discount on long-term debt	(719)	(952)
Deferred financing costs	(495)	(667)
Long-term debt	$32,882	$39,427
On March 7, 2017, the Company entered into a Fifth Amendment (the "Fifth Amendment") to the senior secured credit facility (the "Credit Agreement") with its lender, Athyrium Opportunities II Acquisition LP ("Athyrium").
Specifically, the Fifth Amendment (i) reduced the minimum cash balance requirement to $0 from $8,000, (ii) reduced the minimum quarterly revenue requirement to $13,000 from $18,000, (iii) increased the maximum debt-to-revenue ratio to 0.65 from 0.60 and (iv) required Apollo to make a principal repayment of $7,000. The minimum quarterly revenue requirement will increase by $1,000 quarterly over the remaining term of the facility, and the maximum debt-to-revenue ratio will decline gradually each quarter, from 0.65 to 0.25, over the remaining term of the facility. Unamortized deferred financing costs of $113 and unamortized discount of $162 were written off in March 2017 in connection with the principal repayment of $7,000.
As of March 31, 2017, the Company was in compliance with the financial covenants.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(9) Stock Option Plans
A summary of the stock option activity under the Company's 2006 Equity Incentive Plan (the "2006 Plan") and 2016 Equity Incentive Plan (the "2016 Plan") and Lpath Amended and Restated 2005 Equity Incentive Plan (the "Lpath Plan") (collectively the "Equity Plans") as of March 31, 2017 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Number)	(Price)	(Years)	($000's)
Options outstanding, December 31, 2016	1,016,647	$2.94	7.0 years	$9,343
Options granted	141,501	$11.79
Options exercised	(9,218)	$5.17
Options forfeited	(2,734)	$2.28
Options outstanding, March 31, 2017	1,146,196	$4.11	7.1 years	$9,703
Options vested and expected to vest	1,146,589	$4.11	7.1 years	$9,703
Options exercisable	604,509	$3.03	6.1 years	$5,787
Shares subject to awards granted under the 2006 Plan or 2016 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2016 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2016 Plan.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk free interest rate	2.1%	0.5%
Expected dividend yield	—%	—%
Estimated volatility	63.9%	19.9%
Expected life	6.0 years	4.5 years
Additional information regarding options is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stock compensation cost	$110	$104
Weighted-average grant date fair value of options granted during the period	$6.99	$0.32
Aggregate intrinsic value of options exercised during the period	$93	$—
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2017 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2017 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has granted 139,513 options to purchase common shares that will vest upon the Company's achievement of certain global revenue and EBITDA targets for calendar years 2016 and 2017. Achievement of these performance targets are deemed not probable and thus no amounts have been recognized associated with these amounts.
Unrecognized compensation expense related to unvested options was approximately $1,396 at March 31, 2017, with a remaining amortization period of less than four years.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(10) Income Taxes
The provision for income taxes for the three months ended March 31, 2017 and 2016 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of March 31, 2017, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
(11) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statement of operations and comprehensive loss is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Net loss attributable to common stock is computed by deducting current dividends on convertible preferred stock from net loss. Potentially dilutive shares, which include convertible preferred stock, warrants for the purchase of common and preferred stock, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three months ended March 31,
	2017	2016
Preferred stock	—	7,007,360
Warrants for common and preferred stock	252,021	495,144
Common stock options	1,146,196	1,142,626
	1,398,217	8,645,130
(12) Liquidity and Capital Resources
The Company has experienced operating losses and debt covenant violations since inception and has an accumulated deficit of $157,946 as of March 31, 2017. To date, the Company has funded its operating losses and acquisitions through private equity offerings and the issuance of debt instruments. The Company's ability to fund future operations and satisfy its ongoing debt covenant requirements will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. In February 2015, the Company entered into the Credit Facility which requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision rights, the repayment of the Credit Facility could be accelerated at the lender's discretion. The Company believes its existing cash and cash equivalents and remaining cure provision rights will be sufficient to meet liquidity and capital requirements through at least the end of 2017.
(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $33,600 at March 31, 2017. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(In thousands, except for share data)

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
(14) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, for the periods shown were as follows:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	(unaudited)
	U.S.	OUS	Total Revenue	% Total Revenue	U.S.	OUS	Total Revenue	% Total Revenue
Endo-bariatric	$3,496	$3,838	$7,334	50.2%	$4,549	$3,655	$8,204	50.4%
Surgical	4,202	2,923	7,125	48.7%	5,202	2,772	7,974	49.0%
Other	157	6	163	1.1%	93	6	99	0.6%
Total revenues	$7,855	$6,767	$14,622	100.0%	$9,844	$6,433	$16,277	100.0%
% Total revenue	53.7%	46.3%			60.5%	39.5%
The following table represents property and equipment, net based on the physical geographic location of the asset:

	March 31, 2017	December 31, 2016
	(unaudited)
United States	$2,359	$2,426
Costa Rica	3,992	4,195
Other	281	268
Total property and equipment, net	$6,632	$6,889

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report (this “ Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission, or the SEC, and any added under Part II, Item 1A, of this Quarterly Report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 24, 2017 with the SEC. “Apollo,” Lap-Band®, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.
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
Our strategic focus and the majority of our future revenue growth is expected to come from our endo-bariatric product portfolio, which consists of the Orbera and OverStitch systems. Historically, the majority of our revenues have come from surgical product sales.
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our endo-bariatric products and our surgical products. In our direct markets, product sales are made to end customers by our employed sales representatives or independent sales agents. In other markets, we sell our products to distributors who resell our products to end customers. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products, the frequency of endo-bariatric training courses and the amount of starter kit sales associated therewith, and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Cost of Sales
Historically, we have relied on third-party suppliers to manufacture our products. However, since June 2016 the products which comprise the majority of our revenue are manufactured in our Costa Rica facility. Our historical cost of sales primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related cost incurred in making our products available for sale or use. Our historical cost of sales also includes certain start-up costs associated with establishing our Costa Rica facility. As our Costa Rica facility begins manufacturing, costs include raw materials, labor, manufacturing overhead and other direct costs. Raw materials used to produce our products are generally not subject to substantial commodity price volatility, and most of our product manufacturing costs are incurred in U.S. dollars. Manufacturing overhead is a significant portion of our cost of sales and is generally a fixed cost. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect overhead costs we incur will be higher than the overhead costs allocated and charged to us by a third party under the previous manufacturing service agreement. Additionally, gross margin will be impacted by the shift in our revenue mix from low-growth but high gross margin surgical products to lower gross margin but high-growth endo-bariatric products. As our revenue continues to shift between our product portfolios, our gross margin will likely experience some intervening pressure. Comparability of cost of sales between periods could also be affected by any inventory valuation allowances related to obsolete or excess inventory.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expense also includes facilities cost, insurance, bad debt expense and legal expenses related to the development and protection of our intellectual property portfolio. We expect our general and administrative expense to increase throughout 2017, including increased payroll, consulting, legal, accounting and investor relations expenses associated with being a public company.
Research and Development Expense
Research and development expense include product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expense also includes related personnel and consultants' compensation and stock-based compensation expense. Research and development expense will fluctuate between periods dependent on the activity in the period associated with our various product development and clinical obligations.
Intangible Amortization
Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents and trademarks. Intangible assets are amortized over the asset's estimated useful life.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which management has prepared in accordance with existing U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. Management evaluates estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, useful lives with respect to intangible and long-lived assets, inventory valuation, deferred tax asset valuation and allowances for doubtful accounts. We base our estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and accounts for the related condensed consolidated financial statement implications. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. We include interest and penalties related to our uncertain tax positions as part of income tax expense.
Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we provide certain non-GAAP financial measures including Adjusted U.S. Endo-bariatric product sales. Adjusted U.S. Endo-bariatric product sales is a supplemental measure of our performance that is not required by, and is not determined in accordance with, GAAP.
Adjusted U.S. Endo-bariatric product sales
Adjusted U.S. Endo-bariatric product sales is defined as GAAP product sales of ORBERA and Overstitch in the U.S. excluding one-time U.S. ORBERA starter kit sales associated with our U.S. ORBERA physician training program. We believe the non-GAAP financial measures included herein are helpful in understanding our past financial performance and evaluating our future results. We use certain supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between the our performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP metric.These measures should only be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. Reconciliations for each non-GAAP financial measure to its most directly comparable GAAP financial measure are provided in this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$14,622	100.0%	$16,277	100.0%
Cost of sales	5,096	34.9%	4,909	30.2%
Gross margin	9,526	65.1%	11,368	69.8%
Operating expenses:
Sales and marketing	8,379	57.3%	8,321	51.1%
General and administrative	4,187	28.6%	2,635	16.2%
Research and development	1,957	13.4%	1,654	10.2%
Amortization of intangible assets	1,814	12.4%	1,779	10.9%
Total operating expenses	16,337	111.7%	14,389	88.4%
Loss from operations	(6,811)	(46.6)%	(3,021)	(18.6)%
Interest expense, net	1,481	10.1%	2,826	17.4%
Other expense	(125)	(0.9)%	58	0.4%
Net loss before income taxes	(8,167)	(55.9)%	(5,905)	(36.3)%
Income tax expense	50	0.3%	99	0.6%
Net loss	$(8,217)	(56.2)%	$(6,004)	(36.9)%
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	U.S.	OUS	Total Revenue	% Total Revenue	U.S.	OUS	Total Revenue	% Total Revenue
Endo-bariatric	$3,496	$3,838	$7,334	50.2%	$4,549	$3,655	$8,204	50.4%
Surgical	4,202	2,923	7,125	48.7%	5,202	2,772	7,974	49.0%
Other	157	6	163	1.1%	93	6	99	0.6%
Total revenues	$7,855	$6,767	$14,622	100.0%	$9,844	$6,433	$16,277	100.0%
% Total revenue	53.7%	46.3%			60.5%	39.5%
Reconciliation of GAAP to Non-GAAP Financial Information:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
GAAP Total U.S. Endo-bariatric product sales	$3,496	$4,549
ORBERA Starter Kits	(318)	(2,128)
Adjusted U.S. Endo-bariatric product sales	$3,178	$2,421

Endo-bariatric product sales decreased $0.9 million, or 10.6%, in the first quarter of 2017 compared to the same period in 2016. As part of our U.S. Orbera launch strategy, we required starter kit purchases from interested accounts that were shipped following the completion of a physician’s training record on Orbera. The first quarter of 2016 was a very active quarter for U.S. physician training for Orbera and starter kit sales were $2.1 million in the first quarter of 2016.  In the first quarter of 2017, training activities were comparatively lighter than in 2016 and starter kit sales were $0.3 million in the first quarter of 2017, a reduction of $1.8 million in these first-time sales. Adjusted for U.S. Orbera starter kit sales, U.S. Endo-bariatric product sales were $3.2 million in the first quarter of 2017 versus $2.4 million in the first quarter of 2016, an increase of 31%, due to Orbera reorder volumes and increasing OverStitch sales.  In OUS markets, sales increased $0.2 million or 5.0%, in the first quarter of 2017 compared to the same period in 2016 primarily as increased OverStitch sales were partially offset by lower Orbera sales to distributors.
Surgical product sales decreased $0.8 million, or 10.6%, in the first quarter of 2017 compared to the same period in 2016. In the U.S., surgical product sales decreased $1.0 million or 19.2%, in 2017 compared to 2016 due to the decline in gastric banding procedures being performed in the U.S. In OUS markets, surgical product sales increased by $0.2 million, or 5.4%, in the first quarter of 2017 compared to the same period in 2016.
Gross margin as a percentage of revenues was 65.1% for the first quarter of 2017 compared to 69.8% for the same period in 2016. The decline in gross margin resulted from the planned change in product mix within our endo-bariatric products portfolio that carry lower margins compared to our surgical products, as well as higher overhead costs in Costa Rica due to different economies of scale than our previous third party supplier.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense remained consistent during the first quarter of 2017 compared to the same period in 2016 primarily due to investment in medical education and patient awareness initiatives associated with our endo-bariatric products.
General and Administrative Expense. General and administrative expense increased $1.6 million in the first quarter of 2017 compared to the same period in 2016 due to higher legal and accounting costs associated with initial regulatory filings and corporate governance activities required of a new public company.
Research and Development Expense. Research and development expense increased $0.3 million during the first quarter of 2017 compared to the same period in 2016 primarily due to increased costs associated with activities to expand and improve the supply of our OverStitch product offset by a decrease in costs associated with clinical trial expenses.
Interest Expense. Interest expense decreased $1.3 million during the first quarter of 2017 compared to the same period in 2016 primarily due to the elimination of non-cash interest of $1.2 million associated with the convertible notes that converted to equity in December 2016 and reduced interest on our senior secured credit facility due to principal reductions.
Liquidity and Capital Resources
We have experienced significant losses and cumulative negative cash flows from operations since our inception and have an accumulated deficit of $157.9 million as of March 31, 2017. From our inception, we have financed our operations primarily through private equity offerings and issuance of debt instruments.
Senior Secured Credit Facility
In February 2015, we entered into the Credit Agreement with Athyrium to borrow $50.0 million which is due in February 2020. The facility bears interest at 10.5% annually including 3.5% payment-in-kind during the first year. An additional 2% of the outstanding amount will be due upon prepayment or repayment of the loan in full. We used the proceeds of this facility to refinance existing indebtedness incurred as part of our acquisition of the obesity intervention division of Allergan, Inc. in December 2013. This facility includes covenants and terms that place certain restrictions on our ability to incur additional indebtedness, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates or make capital expenditures. The facility also includes financial covenants including minimum consolidated quarterly revenue, and a consolidated debt to revenue ratio. We have not been in compliance with financial covenants in the past and received waivers or amendments from the lender in respect of these covenants. If we are not able to maintain compliance with our ongoing financial covenants or are otherwise unable to negotiate a waiver or amendment to the covenant requirements, the repayment of the facility could be accelerated at Athyrium's discretion.
In March 2017, we amended our senior secured credit facility pursuant to the Fifth Amendment to the Credit Agreement, the net effect of which is to improve our net liquidity by $1.0 million, reduce future interest expense and improve our financial covenants. Specifically, the Amendment (i) reduced the minimum cash balance requirement to $0.0 from $8.0 million, (ii)

reduced the minimum quarterly revenue requirement to $13.0 million from $18.0 million, (iii) increased the maximum debt-to-revenue ratio to 0.65 from 0.60 and (iv) required us to make a principal repayment of $7.0 million. The minimum quarterly revenue requirement will increase by $1.0 million quarterly over the remaining term of the facility, and the maximum debt-to-revenue ratio will decline gradually each quarter, from 0.65 to 0.25, over the remaining term of the facility.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(3,451)	$(4,749)
Net cash used in investing activities	(430)	(786)
Net cash (used in) provided by financing activities	(6,979)	39
Effect of exchange rate changes on cash	53	5
Net change in cash, cash equivalents and restricted cash	$(10,807)	$(5,491)
Operating Activities
Cash used in operating activities of $3.5 million for the three months ended March 31, 2017 was primarily the result of a net loss of $8.2 million net of non-cash charges of $2.8 million primarily related to depreciation, amortization, non-cash interest expense. Additionally, cash provided by operating assets and liabilities of $2.0 million related to working capital changes primarily associated with inventory as we reduce our levels of inventory built up in previous periods to mitigate supply risks in the event of unforeseen delays in the establishment or regulatory approval of our manufacturing capability and an increase in accounts payable associated with higher professional services costs associated with public company requirements.
Cash used in operating activities of $4.7 million for the three months ended March 31, 2016 was primarily the result of a net loss of $6.0 million net of non-cash charges of $4.3 million primarily related to depreciation, amortization and non-cash interest expense. In addition, operating assets and liabilities used $3.0 million of cash primarily related to the build-up of inventory supply in order to mitigate supply risks.
Investing Activities
Cash used for investing activities of $0.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to ongoing investments in our intellectual property portfolio and purchases of equipment for our manufacturing facility, R&D facility, and corporate headquarters.
Financing Activities
Cash used for financing activities of $7.0 million for the three months ended March 31, 2017 primarily related to the repayment of $7.0 million in principal on the senior secured credit facility.
Future Funding Requirements
As of March 31, 2017, we had cash, cash equivalents and restricted cash balances totaling $9.2 million. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements through at least the end of 2017. Any future capital requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals and the costs of establishing additional sales, marketing and distribution capabilities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.
Recent Accounting Pronouncements
See Note 2(c) to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report for a discussion of recently enacted accounting pronouncements.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item has been omitted as we qualify as a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 promulgated under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Quarterly Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the last quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by individuals’ acts, by collusion of two or more people, or by management overriding the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty, and regardless of the outcome, legal proceedings could have an adverse impact on our business because of defense and settlement costs, diversion of resources and other factors. Except as discussed below, our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our operations, financial conditions, or cash flows.
 Federal False Claims Act Investigation
 In March 2017, we were informed by the Department of Justice that the we are a subject in a federal False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. related to the marketing of the Lap-Band System, including the web-based physician locator provided on our website Lap-Band.com. We believe the investigation covers the period before and after our acquisition of the obesity intervention division of Allergan, Inc. in December 2013.  We are cooperating fully with the investigation, but we cannot predict the outcome of the investigation or the effect of the findings of the investigation on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.
ITEM 1A.  RISK FACTORS
There are no material changes to the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.3	January 3, 2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Form 8-K	001-35706	3.2	January 3, 2017

3.3	Amended and Restated Bylaws of Lpath, Inc.	Form 8-K	001-35706	3.1	September 8, 2016

4.1*	Specimen Common Stock certificate of Apollo Endosurgery, Inc.

10.1	Fifth Amendment To Credit Agreement	Form 8-K	001-35706	10.1	March 3, 2017

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

*    Filed herewith

#     In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.