Form 10-Q
period 2017-06-30
Apollo Endosurgery, Inc.
filed 2017-08-01
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed based on the adjusted close price of $7.89 as reported on the NASDAQ Stock Market on June 30, 2017 is $12,083,298. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 26, 2017, there were 17,252,299 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2017

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,302	$19,111
Accounts receivable, net of allowance for doubtful accounts of $452 and $479, respectively	12,808	10,509
Inventory, net	11,377	12,163
Prepaid expenses and other current assets	1,880	1,838
Total current assets	31,367	43,621
Restricted cash	938	930
Property and equipment, net of accumulated depreciation of $5,505 and $4,404, respectively	6,827	6,889
Goodwill	6,828	6,828
Intangible assets, net	39,883	43,315
Other assets	368	541
Total assets	$86,211	$102,124
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,074	$13,650
Accrued expenses	7,003	6,630
Total current liabilities	25,077	20,280
Long-term debt	33,034	39,427
Total liabilities	58,111	59,707
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 10,709,846 and 10,688,992 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	191,037	190,664
Accumulated other comprehensive income	1,856	1,471
Accumulated deficit	(164,804)	(149,729)
Total stockholders' equity	28,100	42,417
Total liabilities and stockholders' equity	$86,211	$102,124

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$17,136	$17,341	$31,758	$33,618
Cost of sales	6,636	9,194	11,732	14,103
Gross margin	10,500	8,147	20,026	19,515
Operating expenses:
Sales and marketing	8,607	8,473	16,986	16,794
General and administrative	3,248	2,331	7,435	4,966
Research and development	2,285	1,786	4,242	3,440
Amortization of intangible assets	1,827	1,821	3,641	3,600
Total operating expenses	15,967	14,411	32,304	28,800
Loss from operations	(5,467)	(6,264)	(12,278)	(9,285)
Other expenses:
Interest expense, net	1,051	2,522	2,532	5,348
Other expense	277	632	152	690
Net loss before income taxes	(6,795)	(9,418)	(14,962)	(15,323)
Income tax expense	63	100	113	199
Net loss	(6,858)	(9,518)	(15,075)	(15,522)
Current dividends on convertible preferred stock	—	(2,259)	—	(4,517)
Net loss attributable to common stockholders	(6,858)	(11,777)	$(15,075)	$(20,039)
Other comprehensive income:
Foreign currency translation	243	814	385	1,205
Comprehensive loss	$(6,615)	$(8,704)	$(14,690)	$(14,317)
Net loss per share, basic and diluted	$(0.64)	$(35.30)	$(1.41)	$(60.84)
Shares used in computing net loss per share, basic and diluted	10,702,627	333,639	10,700,431	329,354

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2017
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2016	10,688,992	$11	$190,664	$1,471	$(149,729)	$42,417
Exercise of common stock options	20,854	—	46	—	—	46
Stock based compensation	—	—	327	—	—	327
Foreign currency translation	—	—	—	385	—	385
Net loss	—	—	—	—	(15,075)	(15,075)
Balances at June 30, 2017	10,709,846	$11	$191,037	$1,856	$(164,804)	$28,100

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,075)	$(15,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,877	4,385
Amortization of deferred financing costs	215	184
Non-cash interest expense	392	3,113
Change in fair value of warrant liability	—	(216)
Provision for doubtful accounts receivable	36	123
Change in inventory reserve	169	3,215
Stock based compensation	327	207
Foreign exchange on short-term intercompany loans	(74)	892
Changes in operating assets and liabilities:
Accounts receivable	(2,014)	(1,498)
Inventory	653	(2,657)
Prepaid expenses and other assets	119	964
Accounts payable and accrued expenses	4,839	2,074
Net cash used in operating activities	(5,536)	(4,736)
Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(572)
Purchase of intangibles and other assets	(329)	(809)
Net cash used in investing activities	(1,375)	(1,381)
Cash flows from financing activities:
Proceeds from exercise of stock options	46	36
Payment of debt	(7,000)	—
Payment of contingent consideration	—	(5,000)
Net cash used in financing activities	(6,954)	(4,964)
Effect of exchange rate changes on cash	64	56
Net decrease in cash, cash equivalents and restricted cash	(13,801)	(11,025)
Cash, cash equivalents and restricted cash at beginning of year	20,041	22,586
Cash, cash equivalents and restricted cash at end of period	$6,240	$11,561

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,966	$2,302

Supplemental disclosure of non-cash investing and financing activity:
Accretion of dividends on preferred stock	$—	$4,517

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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include useful lives of intangible assets and long-lived assets, valuation of inventory, allowance for doubtful accounts, stock compensation, and deferred tax asset valuation.
(b)   Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications of prior period amounts have been made to conform to the current presentation.
(c)    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting in fiscal years beginning after December 15, 2017. In March 2016 and April 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Identifying Performance Obligations and Licensing, respectively. ASU 2014-09 permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. Therefore, we do not expect this new guidance to have a material impact on the Company's consolidated financial statements. The Company continues to review this guidance, potential disclosures and the Company’s method of adoption to complete its evaluation of the impact on its consolidated financial statements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for annual and interim reporting in fiscal years beginning after December 15, 2019. Early adoption is permitted. The effect of ASU 2017-04 on the Company's consolidated financial statements will be dependent on any future impairments.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (“ASU 2017-09”) to address how to account for a change to the terms or conditions of a share-based payment award and will be effective for the Company for annual and interim reporting beginning in 2018. The effect of ASU 2017-09 on the Company's consolidated financial statements will be dependent on any future changes to the terms or conditions of an issued share-based payment award.
In July 2017, the FASB issued ASU 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”) to address how to account for down round features in equity-linked instruments and will be effective for the Company for annual and interim reporting beginning in 2019. Early adoption is permitted. The effect of ASU 2017-11 on the Company's consolidated financial statements will be dependent on any future equity-linked instruments with down round features.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

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
Pro forma condensed consolidated financial information for the six months ended June 30, 2016 (unaudited):

Pro forma combined revenues	$33,637
Pro forma combined net loss	$(17,113)
Pro forma combined loss per share	$(1.61)
Pro forma combined net loss includes an adjustment to reduce historical interest expense by $3,017 for the six months ended June 30, 2016, due to the conversion of the convertible notes and the principal repayments of long-term debt of $11,000.
(4) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At June 30, 2017, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $6,240. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(5) Inventory
Inventory consists of the following as of:

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$4,472	$5,031
Work in progress	249	346
Finished goods	9,452	10,520
Less inventory reserve	(2,796)	(3,734)
Total inventory, net	$11,377	$12,163
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. During the three and six months ended June 30, 2017 the Company recorded an impairment charge of $89 and $169, respectively. During the six months ended June 30, 2017 the Company disposed of $1,106 of expired product which was fully reserved.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(6) Other Intangible Assets
Other intangible assets consist of the following as of:

	June 30, 2017	December 31, 2016
	(unaudited)
Original cost	$64,603	$64,274
Less accumulated amortization	(24,720)	(20,959)
Intangible assets, net	$39,883	$43,315
(7) Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued employee compensation and expenses	$3,178	$3,040
Accrued professional service fees	882	1,521
Accrued returns and rebates	602	366
Accrued insurance, property and sales taxes	711	256
Other	1,630	1,447
Total accrued expenses	$7,003	$6,630
(8) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2017	December 31, 2016
	(unaudited)
Senior secured credit facility	$32,000	$39,000
Payment-in-kind interest	2,144	2,046
Long-term debt	34,144	41,046
Discount on long-term debt	(658)	(952)
Deferred financing costs	(452)	(667)
Long-term debt	$33,034	$39,427
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
As of June 30, 2017, the Company was in compliance with the financial covenants.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(9) Stock Based Compensation
On June 9, 2017, the 2017 Equity Incentive Plan (the "2017 Plan") was approved by the Company's shareholders and replaced the Company's 2016 Equity Incentive Plan (the "2016 Plan"), which was the successor to the 2006 Stock Option Plan ("the 2006 Plan"), and the Lpath Amended and Restated 2005 Equity Incentive Plan (the "Lpath Plan") (collectively with the 2016 Plan and the 2006 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans as of June 30, 2017 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Number)	(Price)	(Years)	($000's)
Options outstanding, December 31, 2016	1,016,647	$2.94	7.0 years	$9,343
Options granted	617,006	$7.67
Options exercised	(20,854)	$2.37
Options forfeited	(14,342)	$3.89
Options outstanding, June 30, 2017	1,598,457	$4.83	6.1 years	$5,537
Options vested and expected to vest	1,598,457	$4.83	6.1 years	$5,537
Options exercisable	629,842	$3.07	6.1 years	$3,139
Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk free interest rate	1.9%	0.5%
Expected dividend yield	—%	—%
Estimated volatility	65.3%	19.9%
Expected life	3.2 years	4.5 years
Additional information regarding options is as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Weighted-average grant date fair value of options granted during the period	$3.28	$0.32
Aggregate intrinsic value of options exercised during the period	$151	$14
The total compensation cost recognized for stock-based awards was $217 and $327 for the three and six months ended June 30, 2017, respectively, and $103 and $207 for the three and six months ended June 30, 2016, respectively.
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2017 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2017 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has granted 139,513 options to purchase common shares that will vest upon the Company's achievement of certain global revenue and EBITDA targets for calendar years 2016 and 2017. Achievement of these performance targets are deemed not probable and thus no amounts have been recognized associated with these amounts.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

Unrecognized compensation expense related to unvested options was approximately $2,283 at June 30, 2017, with a remaining amortization period of less than four years.
In addition, the Company granted 39,348 time-based restricted stock units with a weighted-average grant date fair value of $6.50 during the six months ended June 30, 2017. Intrinsic value of the restricted stock units was $310 and unrecognized compensation expense related to unvested restricted stock units was approximately $246 at June 30, 2017, with a remaining amortization period of less than four years.
(10) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2017 and 2016 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of June 30, 2017, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
(11) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statement of operations and comprehensive loss is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Net loss attributable to common stock is computed by deducting current dividends on convertible preferred stock from net loss. Potentially dilutive shares, which include convertible preferred stock, warrants for the purchase of common and preferred stock, options outstanding under the Company's equity incentive plans, and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Preferred stock	—	7,113,590	—	7,113,590
Warrants for common and preferred stock	251,943	495,144	256,460	495,144
Common stock options	1,304,881	1,129,892	1,212,484	1,063,285
Restricted stock units	15,566	—	7,826	—
	1,572,390	8,738,626	1,476,770	8,672,019
(12) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $164,804 as of June 30, 2017. To date, the Company has funded its operating losses and acquisitions through private equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. In July 2017, the Company completed a public offering selling 6,542,453 shares. In February 2015, the Company entered into the Credit Facility which requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision rights, the repayment of the Credit Facility could be accelerated at the lender's discretion. The Company believes its existing cash and cash equivalents and remaining cure provision rights will be sufficient to meet liquidity and capital requirements for at least the next twelve months.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $31,900 at June 30, 2017. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, for the periods shown were as follows:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$4,086	$5,433	$9,519	55.5%	$3,986	$4,437	$8,423	48.6%
Surgical	4,779	2,636	7,415	43.3%	5,833	2,946	8,779	50.6%
Other	194	8	202	1.2%	130	9	139	0.8%
Total revenues	$9,059	$8,077	$17,136	100.0%	$9,949	$7,392	$17,341	100.0%
% Total revenues	52.9%	47.1%			57.4%	42.6%

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$7,582	$9,271	$16,853	53.1%	$8,535	$8,092	$16,627	49.5%
Surgical	8,981	5,559	14,540	45.8%	11,035	5,718	16,753	49.8%
Other	351	14	365	1.1%	223	15	238	0.7%
Total revenues	$16,914	$14,844	$31,758	100.0%	$19,793	$13,825	$33,618	100.0%
% Total revenues	53.3%	46.7%			58.9%	41.1%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

The following table represents property and equipment, net based on the physical geographic location of the asset:

	June 30, 2017	December 31, 2016
	(unaudited)
United States	$2,713	$2,426
Costa Rica	3,834	4,195
Other	280	268
Total property and equipment, net	$6,827	$6,889
(15) Subsequent Events
On July 25, 2017, the Company completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters upon the full exercise of the over-allotment option to purchase additional shares, before the underwriting discount. We estimate that the public offering will generate net proceeds of approximately $33.6 million, after deducting the underwriting discount and estimated offering expenses of $2.4 million.

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
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our Endo-bariatric products and our Surgical products. In our direct markets, product sales are made to end customers by our employed sales representatives or independent sales agents. In other markets, we sell our products to distributors who resell our products to end customers. Revenues between periods will be impacted by several factors, including physician procedure and therapy preferences, patient procedure and therapy preferences, other market trends, the stability of the average sales price we realize on products, the frequency of Endo-bariatric training courses and the amount of starter kit sales associated therewith, and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Cost of Sales
Historically, we have relied on third-party suppliers to manufacture our products. However, since June 2016 the products which comprise the majority of our revenue are manufactured in our Costa Rica facility. Our historical cost of sales primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related cost incurred in making our products available for sale or use. Prior to commencement of commercial manufacturing operations at our Costa Rica facility in June 2016, our historical cost of sales also included certain start-up costs associated with establishing our Costa Rica facility. As our Costa Rica facility begins manufacturing, costs include raw materials, labor, manufacturing overhead and other direct costs. Raw materials used to produce our products are generally not subject to substantial commodity price volatility, and most of our product manufacturing costs are incurred in U.S. dollars, but in many cases we only have one qualified supplier. Manufacturing overhead is a significant portion of our cost of sales. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect overhead costs and the cost of certain raw material components we incur will be higher than the overhead and material costs allocated and charged to us by a third party under a previous manufacturing service agreement. Additionally, gross margin will be impacted by the shift in our revenue mix from low-growth but high gross margin Surgical products to lower gross margin but high-growth Endo-bariatric products. Comparability of cost of sales between periods could also be affected by inventory valuation allowances related to obsolete or excess inventory.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expense also includes facilities cost, insurance, bad debt expense and costs related to the development and protection of our intellectual property portfolio. We expect our general and administrative expense to increase in 2017 compared to 2016 as a result of activities required of us as a public company.
Research and Development Expense
Research and development expense include product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expense also includes related personnel and consultants' compensation and stock-based compensation expense. Research and development expense may fluctuate between periods dependent on the activity in the period associated with our various product development and clinical obligations.
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
Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in markets outside the United States ("OUS"). Revenue is recognized when pervasive evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to ninety days from the date of product shipment. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges and a reserve is recorded against revenue recognized. Our policy is to classify shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are at the invoiced amount less an allowance for doubtful accounts. On a regular basis, we evaluate accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as customers' current credit conditions, length of time past due and the general economy as a whole. We write off receivables against the allowance when they are determined to be uncollectible.
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
In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related condensed consolidated financial statement implications. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. We include interest and penalties related to our uncertain tax positions as part of income tax expense.
Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we provide certain non-GAAP financial measures including adjusted total revenues, excluding U.S. Orbera starter kit sales. Adjusted total revenues, excluding U.S. Orbera starter kit sales is a supplemental measure of our performance that is not required by, and is not determined in accordance with, GAAP.
Adjusted Total Revenues, Excluding U.S. Orbera Starter Kit Sales
Adjusted total revenues, excluding U.S. Orbera starter kit sales is defined as GAAP total revenues excluding U.S. Orbera starter kit sales. We believe the non-GAAP financial measures included herein are helpful in understanding our current financial performance. We use certain supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between the our performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP metric. These measures should only be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. Reconciliations for each non-GAAP financial measure to its most directly comparable GAAP financial measure are provided in this Quarterly Report.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$17,136	100.0%	$17,341	100.0%
Cost of sales	6,636	38.7%	9,194	53.0%
Gross margin	10,500	61.3%	8,147	47.0%
Operating expenses:
Sales and marketing	8,607	50.2%	8,473	48.9%
General and administrative	3,248	19.0%	2,331	13.4%
Research and development	2,285	13.3%	1,786	10.3%
Amortization of intangible assets	1,827	10.7%	1,821	10.5%
Total operating expenses	15,967	93.2%	14,411	83.1%
Loss from operations	(5,467)	(31.9)%	(6,264)	(36.1)%
Interest expense, net	1,051	6.1%	2,522	14.5%
Other expense	277	1.6%	632	3.6%
Net loss before income taxes	(6,795)	(39.7)%	(9,418)	(54.3)%
Income tax expense	63	0.4%	100	0.6%
Net loss	$(6,858)	(40.0)%	$(9,518)	(54.9)%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$31,758	100.0%	$33,618	100.0%
Cost of sales	11,732	36.9%	14,103	42.0%
Gross margin	20,026	63.1%	19,515	58.0%
Operating expenses:
Sales and marketing	16,986	53.5%	16,794	50.0%
General and administrative	7,435	23.4%	4,966	14.8%
Research and development	4,242	13.4%	3,440	10.2%
Amortization of intangible assets	3,641	11.5%	3,600	10.7%
Total operating expenses	32,304	101.7%	28,800	85.7%
Loss from operations	(12,278)	(38.7)%	(9,285)	(27.6)%
Interest expense, net	2,532	8.0%	5,348	15.9%
Other expense	152	0.5%	690	2.1%
Net loss before income taxes	(14,962)	(47.1)%	(15,323)	(45.6)%
Income tax expense	113	0.4%	199	0.6%
Net loss	$(15,075)	(47.5)%	$(15,522)	(46.2)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric, excluding U.S. Orbera starter kit sales	$3,804	$5,433	$9,237	$2,913	$4,437	$7,350	30.6%	22.4%	25.7%
U.S. Orbera starter kit sales	282	—	282	1,073	—	1,073	(73.7)%	—%	(73.7)%
Total Endo-bariatric	4,086	5,433	9,519	3,986	4,437	8,423	2.5%	22.4%	13.0%
Surgical	4,779	2,636	7,415	5,833	2,946	8,779	(18.1)%	(10.5)%	(15.5)%
Other	194	8	202	130	9	139	49.2%	(11.1)%	45.3%
Total revenues	$9,059	$8,077	$17,136	$9,949	$7,392	$17,341	(8.9)%	9.3%	(1.2)%
% Total revenues	52.9%	47.1%		57.4%	42.6%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric, excluding U.S. Orbera starter kit sales	$6,982	$9,271	$16,253	$5,334	$8,092	$13,426	30.9%	14.6%	21.1%
U.S. Orbera starter kit sales	600	—	600	3,201	—	3,201	(81.3)%	—%	(81.3)%
Total Endo-bariatric	7,582	9,271	16,853	8,535	8,092	16,627	(11.2)%	14.6%	1.4%
Surgical	8,981	5,559	14,540	11,035	5,718	16,753	(18.6)%	(2.8)%	(13.2)%
Other	351	14	365	223	15	238	57.4%	(6.7)%	53.4%
Total revenues	$16,914	$14,844	$31,758	$19,793	$13,825	$33,618	(14.5)%	7.4%	(5.5)%
% Total revenues	53.3%	46.7%		58.9%	41.1%

Reconciliation of GAAP to Non-GAAP Financial Information:

	Three Months Ended June 30,		% Increase / (Decrease)
	2017	2016
Total revenues	$17,136	$17,341	(1.2)%
Less: U.S. Orbera starter kit sales	(282)	(1,073)	(73.7)%
Adjusted total revenues, excluding U.S. Orbera starter kit sales	$16,854	$16,268	3.6%

	Six Months Ended June 30,		% Increase / (Decrease)
	2017	2016
Total revenues	$31,758	$33,618	(5.5)%
Less: U.S. Orbera starter kit sales	(600)	(3,201)	(81.3)%
Adjusted total revenues, less U.S. Orbera starter kit sales	$31,158	$30,417	2.4%

As part of our U.S. Orbera launch strategy, we sold starter kits to accounts interested in offering Orbera that were shipped following the physician's completion of our Orbera educational training. The first half of 2016 was a very active period for U.S. physician training for Orbera, and as a result starter kit sales were $1.1 million and $3.2 million in the three and six months ended June 30, 2016, respectively. In the first half of 2017, U.S. Orbera starter kit sales were $0.3 million and $0.6 million in the three and six months ended June 30, 2017, respectively. Excluding U.S. Orbera starter kit sales, non-GAAP adjusted total revenues for the three and six months ended

June 30, 2017 were $16.9 million and $31.2 million compared to $16.3 million and $30.4 million for the same periods in 2016, an increase of 3.6% and 2.4%, respectively.

In the U.S., Endo-bariatric product sales, excluding U.S. Orbera starter kit sales were $3.8 million for the three months ended June 30, 2017 versus $2.9 million for the three months ended June 30, 2016, an increase of 30.6%, and $7.0 million for the six months ended June 30, 2017 versus $5.3 million for the six months ended June 30, 2016, an increase of 30.9%. The increase was due to higher Orbera reorder volumes and OverStitch™ sales. In markets outside the United States (OUS), Endo-bariatric product sales were $5.4 million for the three months ended June 30, 2017 versus $4.4 million for the three months ended June 30, 2016, an increase of 22.4%, and $9.3 million for the six months ended June 30, 2017 versus $8.1 million for the six months ended June 30, 2016, an increase of 14.6% primarily due to higher OverStitch sales.

Surgical product sales decreased $1.4 million, or 15.5%, and $2.2 million, or 13.2%, for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. In the U.S., Surgical product sales decreased $1.1 million or 18.1%, and $2.1 million or 18.6%, for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016 due to reductions in gastric banding procedures being performed in the U.S. In OUS markets, Surgical product sales decreased by $0.3 million, or 10.5%, and $0.2 million, or 2.8%, for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,469	26.1%	$3,677	21.2%
Start-up costs	—	—%	1,326	7.6%
Overhead	1,506	8.8%	474	2.7%
Change in inventory reserve	88	0.5%	3,215	18.5%
Other indirect costs	573	3.3%	502	2.9%
Total cost of sales	$6,636	38.7%	$9,194	53.0%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$7,953	25.0%	$6,498	19.3%
Start-up costs	—	—%	2,598	7.7%
Overhead	2,477	7.8%	766	2.3%
Change in inventory reserve	169	0.5%	3,215	9.6%
Other indirect costs	1,133	3.6%	1,026	3.1%
Total cost of sales	$11,732	36.9%	$14,103	42.0%

Gross margin as a percentage of revenues was 61.3% and 63.1% for the three and six months ended June 30, 2017 compared to 47.0% and 58.0% for the same periods in 2016. Gross margin was impacted primarily by the change in inventory reserve which decreased 18.0% and 9.1% of total revenue for the three and six months ended June 30, 2017 when compared to the same periods in 2016 due to the inventory impairment charge recorded in June 2016 related to expiring finished good inventory and excess raw materials transferred from Allergan that we were required to purchase in accordance with the transition services agreement. The remaining offset is due to the cost of materials, labor, and purchased goods which increased 4.9% and 5.7% of total revenues for the three and six months ended June 30, 2017 when compared to the same periods in 2016 due to the ongoing shift in our product sales mix from higher gross margin Surgical products to Endo-bariatric products that realize lower relative gross margins.

Operating Expenses
Sales and Marketing Expense. Sales and marketing expense remained consistent during the three and six months ended June 30, 2017 when compared to the same periods in 2016 as increased Overstitch physician education activities and Orbera patient awareness initiatives offset the decrease in physician training that was associated with the launch of U.S. Orbera in 2016.
General and Administrative Expense. General and administrative expense increased $0.9 million and $2.5 million during the three and six months ended June 30, 2017 when compared to the same periods in 2016 due to higher costs incurred to meet our public company filing and corporate governance obligations.
Research and Development Expense. Research and development expense increased $0.5 million and $0.8 million during three and six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to costs associated with new product development efforts.
Other Expenses
Interest Expense. Interest expense decreased $1.5 million and $2.8 million during the three and six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to the elimination of non-cash interest of $1.2 million and $2.4 million, respectively, associated with convertible notes that converted to equity in December 2016 and reduced cash interest on our senior secured credit facility after principal reductions.
Liquidity and Capital Resources
We have experienced significant losses and cumulative negative cash flows from operations since our inception and have an accumulated deficit of $164.8 million as of June 30, 2017. From our inception, we have financed our operations primarily through private equity offerings and issuance of debt instruments.
On July 25, 2017, the Company completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters for the exercise of the over-allotment option to purchase additional shares, before underwriting discounts and expense. The public offering generated net proceeds to the Company of approximately $33.6 million, after deducting underwriting discounts and estimated expenses.
Senior Secured Credit Facility
In February 2015, we entered into the Credit Agreement to borrow $50.0 million which is due in February 2020. The facility bears interest at 10.5% annually including 3.5% payment-in-kind during the first year. An additional 2% of the outstanding amount will be due upon prepayment or repayment of the loan in full. We used the proceeds of this facility to refinance existing indebtedness incurred as part of our acquisition of the obesity intervention division of Allergan, Inc. in December 2013. This facility includes covenants and terms that place certain restrictions on our ability to incur additional indebtedness, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates or make capital expenditures. The facility also includes financial covenants including minimum consolidated quarterly revenue, and a consolidated debt to revenue ratio. We have not been in compliance with financial covenants in the past and received waivers or amendments from the lender in respect of these covenants. If we are not able to maintain compliance with our ongoing financial covenants or are otherwise unable to negotiate a waiver or amendment to the covenant requirements, the repayment of the facility could be accelerated at the lender's discretion.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016, respectively:

	2017	2016
Net cash used in operating activities	$(5,536)	$(4,736)
Net cash used in investing activities	(1,375)	(1,381)
Net cash used in financing activities	(6,954)	(4,964)
Effect of exchange rate changes on cash	64	56
Net change in cash, cash equivalents and restricted cash	$(13,801)	$(11,025)
Operating Activities
Cash used in operating activities of $5.5 million for the six months ended June 30, 2017 was primarily the result of a net loss of $15.1 million net of non-cash charges of $5.9 million primarily related to depreciation, amortization, non-cash interest expense and stock based compensation. Additionally, cash provided by operating assets and liabilities of $3.6 million related to working capital changes primarily due to an increase in accounts payable associated with higher inventory purchases in the second quarter of 2017 and an increase in public company professional services costs offset by an increase in accounts receivable as a result of higher revenues in the six months ended June 30, 2017 compared to the prior period.
Cash used in operating activities of $4.7 million for the six months ended June 30, 2016 was primarily the result of a net loss of $15.5 million net of non-cash charges of $11.9 million primarily related to depreciation, amortization, change in inventory reserve and non-cash interest expense. In addition, operating assets and liabilities used $1.1 million of cash primarily related to the build-up of inventory supply in order to mitigate supply risks until the establishment and regulatory approval of our manufacturing facility in Costa Rica.
Investing Activities
Cash used for investing activities of $1.4 million for both the six months ended June 30, 2017 and 2016, primarily related to ongoing investments in our intellectual property portfolio and purchases of equipment for our manufacturing facility as we expand our manufacturing capability.
Financing Activities
Cash used for financing activities of $7.0 million for the six months ended June 30, 2017 related to the repayment of $7.0 million in principal on the senior secured credit facility. Cash used for financing activities of $5.0 million for the six months ended June 30, 2016 related to the contingent consideration payment to Allergan resulting from the FDA approval of Orbera.
Future Funding Requirements
As of June 30, 2017, we had cash, cash equivalents and restricted cash balances totaling $6.2 million. On July 25, 2017, the Company completed a public offering selling 6,542,453 million shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters for the exercise of the over-allotment option to purchase additional shares, before underwriting discounts and expense. The public offering generated net proceeds to the Company of approximately $33.6 million, after deducting underwriting discounts and estimated expenses. We believe our existing cash and cash equivalents, product revenues and subsequent funding in July will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.
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
 Federal False Claims Act Investigation
 In March 2017, we were informed by the Department of Justice that we are a subject in a federal False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. related to the marketing of the Lap-Band System, including the web-based physician locator provided on our website Lap-Band.com. We believe the investigation covers the period before and after our acquisition of the obesity intervention division of Allergan, Inc. in December 2013.  We are cooperating fully with the investigation, but we cannot predict the outcome of the investigation or the effect of the findings of the investigation on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endo-Bariatric products, such as the Orbera managed weight loss system, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. The gastric banding procedure that uses our LapBand system is generally covered by most insurance programs that cover bariatric procedures, however, a gastric banding procedure is an elective procedure and may also require significant co-pay and other out of pocket expenses by the patient. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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
If we are unable to manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
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
Our long-term growth and our cash flows depend on the ability to stabilize revenue from the sale of our surgical products.
Our surgical products consist of the Lap-Band System and related laparoscopic accessories. In the past two years, the majority of our revenue has come from our surgical products. Revenue from the surgical product portfolio has been decreasing over several years due to a shift in procedure mix to bariatric stapling procedures such as sleeve gastrectomy or gastric bypass procedures. It is important to our long-term growth and our cash flow to stabilize revenue from our surgical product business so that the decline of our surgical products business does not offset growth from other parts of our business.
There can be no assurance that we will be able to stabilize the declining revenue for our surgical products. Our surgical product revenue in 2016 was $32.5 million, compared with $47.6 million in 2015.
We are dependent on certain suppliers and supply disruptions could materially adversely affect our business and future growth.*
If the supply of materials from our suppliers were to be interrupted, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our OverStitch Endoscopic Suturing System are sourced from a variety of suppliers and these suppliers further depend on many component providers. As OverStitch sales increase, we have experienced times of temporary supply disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. However, if such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components from any of our suppliers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages at the supplier and unexpected demands or quality issues.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited operating history and commercial experience may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business.
We compete or may compete in the future against other companies, some of which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.
Our industry is highly competitive, subject to change and significantly affected by new product introductions and activities of other industry participants. Many of the companies developing or marketing bariatric surgical products are large divisions of publicly-traded companies including the Ethicon division of Johnson & Johnson and the Covidien division of Medtronic PLC. In addition, there are several other publicly-traded or privately-held companies with whom we compete, including Obalon Therapeutics, Inc., Reshape Medical, Inc., Spatz Laboratories, Cousins BioTech and Medical Innovation Development (“Midband”). These companies may enjoy several competitive advantages, including:

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
We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to or are alleged to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against it. Product liability claims may be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourself against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	the inability to commercialize our products or, if approved or cleared, our product candidates;

•	decreased demand for our products or, if approved or cleared, product candidates;

•	impairment of our business reputation;

•	product recall or withdrawal from the market;

•	withdrawal of clinical trial participants;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenue.

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
The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.*
The products we currently market have been approved or cleared by the FDA for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-approved or cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved or cleared by the FDA or any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Additionally, physicians or hospitals may misuse our products by disregarding the expiration labeling of a product. Use of an expired product could increase risk of injury to a patient or otherwise harm our reputation among physicians and patients.
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject the Company to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.
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
Many of our employees have become or will soon become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave the Company if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. We do not carry any “key person” insurance policies.
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

Although the FDA has granted 510(k) clearances for our Class II products, any modification to or deviation (including changes to design, manufacturing, materials, packaging and sterilization) that may affect the safety or effectiveness of a product or that constitute a new or major change in its intended use, may require a new 510(k) clearance or, depending upon the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. If the FDA disagrees with our determination regarding the appropriateness of an action taken following the modification of an existing 510(k) cleared product, the FDA can require us to cease manufacturing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. In addition, FDA can impose regulatory fines or penalties for failure to undertake what FDA considers to be the appropriate action. With respect to modified 510(k) cleared products, there can be no assurance that 510(k) clearance or PMA applications for modified products will be approved or that FDA will agree with our determination that certain modifications do not require a new 510(k) clearance or a PMA application.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

While we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may be asked for reimbursement guidance by our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting agreements with physicians, including some who influence the ordering of and use our products in procedures they perform. While we believe these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. The medical device industry’s relationship with physicians is under increasing scrutiny by the Department of Health and Human Services Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies could significantly harm our business.
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
To enforce compliance with the healthcare regulatory laws, federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to onerous additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The ACA’s provision commonly referred to as the Physician Payment Sunshine Act imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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

Federal and state governments in the United States have enacted legislation to overhaul the nation’s healthcare system that has resulted in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that impose fiscal or regulatory burdens on states, individuals, families, the health-care industry and others. The Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.” At this time, it is not clear whether the ACA will be repealed in its entirety, whether it will be replaced in whole or in part by another plan, and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. These changes could result in reduced demand for our product candidates once approved or additional pricing pressures, and may adversely affect our operating results.
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
U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
For example, in December of 2016, the 21st Century Cures Act was enacted into law.  The Act includes many provisions that impact the regulation of medical devices.  For example, the Act includes provisions regarding, among other things:

•	Expediting the development and prioritizing FDA review of “breakthrough” technologies

•	Expanding the scope of diseases/conditions eligible for a humanitarian device exemption

•	Encouraging FDA to rely more on real-world evidence to demonstrate device safety and effectiveness

•	Requiring additional validation data prior to marketing certain reusable medical devices

•	Streamlining the review process for combination products

•	Classifying software functions, not generally subject to regulation, as medical devices

•	Emphasizing the least burdensome standard for device reviews

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
Our international operations present the same risks as presented by our United States operations plus unique risks inherent in operating in foreign jurisdictions. These unique risks include:

•	foreign regulatory approval which could result in delays leading to possible insufficient inventory levels;

•	foreign currency exchange rate fluctuations;

•	reliance on sales people and distributors;

•	pricing pressure that we may experience internationally;

•	competitive disadvantage to competitors who have more established business and customer relationships in a given market;

•	reduced or varied intellectual property rights available in some countries;

•	economic instability of certain countries;

•	the imposition of additional U.S. and foreign governmental controls, regulations and laws;

•	changes in duties and tariffs, license obligations, importation requirements and other non-tariff barriers to trade;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on the Company; and

•	laws and business practices favoring local companies.

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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our products is found. The FDA requires that recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by the Company or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost- effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require that we report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. For example, two fluid filled intragastric balloons, including our Orbera System, have been the subject of an FDA announcement that a) adverse event reports of spontaneous inflation and, in separate instances, b) adverse event reports of an occurrence of acute pancreatitis have been received. If these adverse events occur more frequently or other serious adverse effects are detected in fluid filled intragastric balloons, our product may be subject to adverse FDA action, which could harm our business. In addition, the FDA could take enforcement action for failing to report any recalls when they were conducted.
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
We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We may face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees, distributors, consultants and agents to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. There can be no assurance that our employees, distributors, consultants and agents, or those companies to which we outsource certain of our business operations will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
Risks Related to Our Intellectual Property
Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.*
Our success depends significantly on our ability to protect our proprietary rights to the technologies and inventions used in, or embodied by, our products. To protect our proprietary technology, we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, as well as nondisclosure, confidentiality and other contractual restrictions in our consulting and employment agreements. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.
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
We own numerous issued patents and pending patent applications that relate to our products, as well as individual components of our products. If any of our patents are challenged, invalidated or legally circumvented by third parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business will suffer. In addition, the patents we own may not be sufficient in scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights. We may also determine from time to time to discontinue the payment of maintenance fees, if we determine that certain patents are not material to our business. For example, we currently intend to discontinue the payment of maintenance fees on approximately 2 U.S. patents and 67 foreign patents that we no longer consider material to our business.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office (“USPTO”), developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications.
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
Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.
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
Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products in one or more foreign countries. We may also initiate litigation against third parties to protect our own intellectual property. Most of our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.
Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and can divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, treble damages and attorneys’ fees, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our products unless we can obtain licenses to use technology or ideas covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we could be forced to design around those patents at additional cost or abandon our products altogether. As a result, our ability to grow our business and compete in the market may be harmed.
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
Our outstanding debt facility is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lenders. We cannot assure you that we will be able to generate sufficient cash flows or revenue to meet the financial covenants or pay the principal and interest on our debt. Furthermore, we cannot assure you that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.
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
We will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The NASDAQ Stock Market LLC. Our executive officers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations are expected to increase our legal and financial compliance costs and to make some other activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
Anti-takeover provisions in our charter documents and under Delaware General Corporate Law could make an acquisition of the Company more difficult and may prevent attempts by our stockholders to replace or remove Company management.
Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporate Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2017.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certification of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaw	Form 8-K	001-35706	3.2	June 13, 2017

10.1+	2017 Bonus Plan	Form 8-K	001-35706	10.1	June 1, 2017

10.2+	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan.	Form 8-K	001-35706	10.1	June 13, 2017

10.3+	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan.	Form 8-K	001-35706	10.2	June 13, 2017

10.4+	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan.	Form 8-K	001-35706	10.3	June 13, 2017

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

+ Management contract or compensation plan or arrangement

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