Form 10-Q
period 2017-09-30
Apollo Endosurgery, Inc.
filed 2017-10-26
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, there were 17,290,347 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,553	$19,111
Accounts receivable, net of allowance for doubtful accounts of $435 and $479, respectively	12,327	10,509
Inventory, net	12,773	12,163
Prepaid expenses and other current assets	1,149	1,838
Total current assets	60,802	43,621
Restricted cash	946	930
Property and equipment, net of accumulated depreciation of $6,046 and $4,404, respectively	6,955	6,889
Goodwill	6,828	6,828
Intangible assets, net of accumulated amortization of $26,580 and $20,959, respectively	38,130	43,315
Other assets	341	541
Total assets	$114,002	$102,124
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,194	$13,650
Accrued expenses	7,792	6,630
Total current liabilities	23,986	20,280
Long-term debt	33,177	39,427
Total liabilities	57,163	59,707
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,290,347 and 10,688,992 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	17	11
Additional paid-in capital	224,899	190,664
Accumulated other comprehensive income	1,629	1,471
Accumulated deficit	(169,706)	(149,729)
Total stockholders' equity	56,839	42,417
Total liabilities and stockholders' equity	$114,002	$102,124

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$16,544	$15,786	$48,170	$49,319
Cost of sales	6,012	5,253	17,744	19,356
Gross margin	10,532	10,533	30,426	29,963
Operating expenses:
Sales and marketing	7,978	6,832	24,832	23,541
General and administrative	2,858	3,842	10,293	8,808
Research and development	2,178	1,782	6,420	5,222
Amortization of intangible assets	1,803	1,799	5,444	5,399
Total operating expenses	14,817	14,255	46,989	42,970
Loss from operations	(4,285)	(3,722)	(16,563)	(13,007)
Other expenses:
Interest expense, net	1,013	1,533	3,529	6,881
Other (income) expense	(451)	674	(283)	1,364
Net loss before income taxes	(4,847)	(5,929)	(19,809)	(21,252)
Income tax expense	55	4	168	203
Net loss	(4,902)	(5,933)	(19,977)	(21,455)
Current dividends on convertible preferred stock	—	(2,396)	—	(6,913)
Net loss attributable to common stockholders	$(4,902)	$(8,329)	$(19,977)	$(28,368)
Other comprehensive income (loss):
Foreign currency translation	(227)	406	158	1,611
Comprehensive loss	$(5,129)	$(5,527)	$(19,819)	$(19,844)
Net loss per share, basic and diluted	$(0.32)	$(24.85)	$(1.62)	$(85.63)
Shares used in computing net loss per share, basic and diluted	15,481,872	335,172	12,310,426	331,288

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2017
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2016	10,688,992	$11	$190,664	$1,471	$(149,729)	$42,417
Exercise of common stock options	58,902	—	119	—	—	119
Issuances of common stock, net of issuance costs of $2,400	6,542,453	6	33,578			33,584
Stock based compensation	—	—	538	—	—	538
Foreign currency translation	—	—	—	158	—	158
Net loss	—	—	—	—	(19,977)	(19,977)
Balances at September 30, 2017	17,290,347	$17	$224,899	$1,629	$(169,706)	$56,839

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,977)	$(21,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,260	6,747
Amortization of deferred financing costs	257	246
Non-cash interest expense	493	3,895
Change in fair value of warrant liability	—	(918)
Provision for doubtful accounts receivable	106	173
Change in inventory reserve	199	3,297
Stock based compensation	538	309
Foreign exchange on short-term intercompany loans	(592)	1,069
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	116
Inventory	(729)	(4,092)
Prepaid expenses and other assets	885	882
Accounts payable and accrued expenses	3,299	3,199
Net cash used in operating activities	(9,675)	(6,532)
Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(624)
Purchase of intangibles and other assets	(419)	(993)
Net cash used in investing activities	(1,677)	(1,617)
Cash flows from financing activities:
Proceeds from exercise of stock options	119	45
Proceeds from issuance of common stock, net of issuance costs	33,584	—
Payment of debt	(7,000)	—
Payment of contingent consideration	—	(5,000)
Net cash provided by (used in) financing activities	26,703	(4,955)
Effect of exchange rate changes on cash	107	55
Net decrease in cash, cash equivalents and restricted cash	15,458	(13,049)
Cash, cash equivalents and restricted cash at beginning of year	20,041	22,586
Cash, cash equivalents and restricted cash at end of period	$35,499	$9,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,875	$3,694
Cash paid for income taxes	178	—

Supplemental disclosure of non-cash investing and financing activity:
Accretion of dividends on preferred stock	$—	$6,913

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
(c)    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting in fiscal years beginning after December 15, 2017. In March 2016 and April 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Identifying Performance Obligations and Licensing, respectively. ASU 2014-09 permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. While we are finalizing our assessment on the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. Therefore, we do not expect this new guidance to have a material impact on the Company's consolidated financial statements. The Company expects to adopt this new standard using the modified restrospective method and continues to review this guidance to complete its evaluation of the impact on its consolidated financial statements and disclosures. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

The Company has adopted the provisions of ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 as of January 1, 2017 resulted in no material impact on the Company's consolidated financial statements.
The Company has adopted the provisions of ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of ASU 2015-17 as of January 1, 2017 resulted in no material impact on the Company's consolidated financial statements.
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
The Company has adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which contains guidance on accounting for certain aspects of share-based payments to employees. ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. ASU 2016-09 also allows companies to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016-09 as of January 1, 2017 resulted in no material impact on the Company's consolidated financial statements.
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
(3) Acquisitions
On December 29, 2016, the Company completed a business combination with Lpath, Inc. ("Lpath"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated September 8, 2016 (the "Merger").
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
Pro forma condensed consolidated financial information for the nine months ended September 30, 2016 (unaudited):

Pro forma combined revenues	$49,362
Pro forma combined net loss	$(25,827)
Pro forma combined loss per share	$(2.43)
Pro forma combined net loss includes an adjustment to reduce historical interest expense by $3,937 for the nine months ended September 30, 2016, due to the conversion of the convertible notes and the principal repayments of long-term debt of $11,000.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(4) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At September 30, 2017, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $35,499. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(5) Inventory
Inventory consists of the following as of:

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$4,006	$5,031
Work in progress	609	346
Finished goods	10,889	10,520
Less inventory reserve	(2,731)	(3,734)
Total inventory, net	$12,773	$12,163
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. During the three and nine months ended September 30, 2017, the Company recorded an impairment charge of $30 and $199, respectively. During the nine months ended September 30, 2017, the Company disposed of $1,202 of expired product which was fully reserved.
(6) Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued employee compensation and expenses	$3,862	$3,040
Accrued professional service fees	657	1,521
Accrued returns and rebates	572	366
Accrued insurance, property and sales taxes	475	256
Accrued construction in progress	360	—
Other	1,866	1,447
Total accrued expenses	$7,792	$6,630

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(7) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2017	December 31, 2016
	(unaudited)
Senior secured credit facility	$32,000	$39,000
Payment-in-kind interest	2,183	2,046
Long-term debt	34,183	41,046
Discount on long-term debt	(596)	(952)
Deferred financing costs	(410)	(667)
Long-term debt	$33,177	$39,427
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
As of September 30, 2017, the Company was in compliance with the financial covenants.
(8) Stock Based Compensation
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
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans as of September 30, 2017 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Number)	(Price)	(Years)	($000's)
Options outstanding, December 31, 2016	1,016,647	$2.94	7.0 years	$9,343
Options granted	663,006	$7.43
Options exercised	(58,902)	$2.07
Options forfeited	(43,067)	$5.74
Options outstanding, September 30, 2017	1,577,684	$4.85	6.2 years	$1,649
Options vested and expected to vest	1,577,684	$4.85	6.2 years	$1,649
Options exercisable	629,738	$3.13	6.2 years	$1,107
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk free interest rate	1.9%	1.3%
Expected dividend yield	—%	—%
Estimated volatility	65.1%	56.7%
Expected life	5.5 years	5.5 years
Additional information regarding options is as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Weighted-average grant date fair value of options granted during the period	$4.76	$0.99
Aggregate intrinsic value of options exercised during the period	$249	$15
The total compensation cost recognized for stock-based awards was $211 and $538 for the three and nine months ended September 30, 2017, respectively, and $102 and $309 for the three and nine months ended September 30, 2016, respectively.
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2017 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2017 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has 400,351 options outstanding to purchase common shares that vest upon the Company's achievement of certain global revenue and EBITDA targets for calendar years 2016 and 2017. Achievement of the performance targets deemed probable are included in total stock compensation expense.
Unrecognized compensation expense related to unvested options was approximately $2,071 at September 30, 2017, with a remaining amortization period of less than four years.
In addition, the Company granted 39,348 time-based restricted stock units with a weighted-average grant date fair value of $6.50 during the nine months ended September 30, 2017. Intrinsic value of the restricted stock units was $310 and unrecognized compensation expense related to unvested restricted stock units was approximately $220 at September 30, 2017, with a remaining amortization period of less than four years.
(9) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2017 and 2016 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of September 30, 2017, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
(10) Net Loss Per Share
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Preferred stock	—	7,220,987	—	7,220,987
Warrants for common and preferred stock	251,934	495,144	254,902	495,144
Common stock options	1,547,354	993,525	1,539,562	979,100
Restricted stock units	39,348	—	27,826	—
	1,838,636	8,709,656	1,822,290	8,695,231
(11) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $169,706 as of September 30, 2017. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.
On July 25, 2017, the Company completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters upon the full exercise of their option to purchase additional shares, before the underwriting discount. The public offering generated net proceeds of approximately $33,584, after deducting the underwriting discount and related offering expenses.
In February 2015, the Company entered into the Credit Agreement which requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision rights, the repayment of the Credit Facility could be accelerated at the lender's discretion. The Company believes its existing cash and cash equivalents and remaining cure provision rights will be sufficient to meet liquidity and capital requirements for at least the next twelve months.
(12) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $31,000 at September 30, 2017. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

(13) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, for the periods shown were as follows:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$3,281	$6,029	$9,310	56.3%	$3,266	$4,455	$7,721	48.9%
Surgical	4,422	2,605	7,027	42.5%	5,295	2,656	7,951	50.4%
Other	200	7	207	1.3%	111	3	114	0.7%
Total revenues	$7,903	$8,641	$16,544	100.0%	$8,672	$7,114	$15,786	100.0%
% Total revenues	47.8%	52.2%			54.9%	45.1%

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$10,863	$15,300	$26,163	54.3%	$11,801	$12,547	$24,348	49.4%
Surgical	13,271	8,164	21,435	44.5%	16,245	8,374	24,619	49.9%
Other	551	21	572	1.2%	334	18	352	0.7%
Total revenues	$24,685	$23,485	$48,170	100.0%	$28,380	$20,939	$49,319	100.0%
% Total revenues	51.2%	48.8%			57.5%	42.5%

The following table represents property and equipment, net based on the physical geographic location of the asset:

	September 30, 2017	December 31, 2016
	(unaudited)
United States	$3,034	$2,426
Costa Rica	3,633	4,195
Other	288	268
Total property and equipment, net	$6,955	$6,889
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report (“ Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission ( "SEC"). “Apollo,” Lap-Band®, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.
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
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our Endo-bariatric products and our Surgical products. In our direct markets, product sales are made to end customers by our employed sales representatives or independent sales agents. In other markets, we sell our products to distributors who resell our products to end customers. Revenues between periods will be impacted by several factors, including physician procedure and therapy preferences, patient procedure and therapy preferences, other market trends, the stability of the average sales price we realize on products, the frequency of Endo-bariatric training courses and the amount of U.S. Orbera starter kit sales associated therewith, and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Cost of Sales
Historically, we have relied on third-party suppliers to manufacture our products. However, since June 2016 the products which comprise the majority of our revenue are manufactured in our Costa Rica facility. Our historical cost of sales primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related cost incurred in making our products available for sale or use. Prior to commencement of commercial manufacturing operations at our Costa Rica facility in June 2016, our historical cost of sales also included certain start-up costs associated with establishing our Costa Rica facility. As our Costa Rica facility begins manufacturing, costs include raw materials, labor, manufacturing overhead and other direct costs. Raw materials used to produce our products are generally not subject to substantial commodity price volatility, and most of our product manufacturing costs are incurred in U.S. dollars, but in many cases we only have one qualified supplier. Manufacturing overhead is a significant portion of our cost of sales. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect overhead costs and the cost of certain raw material components we incur will be higher than the overhead and material costs allocated and charged to us by a third party under a previous manufacturing service agreement. Additionally, gross margin will be impacted by the shift in our revenue mix from low-growth but higher gross margin Surgical products to lower gross margin but high-growth Endo-bariatric products. Comparability of cost of sales between periods could also be affected by inventory valuation allowances related to obsolete or excess inventory.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events and other promotional activities.

General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expense also includes facilities cost, insurance, bad debt expense and costs related to the development and protection of our intellectual property portfolio. Our general and administrative expenses have increased in 2017 compared to 2016 as a result of activities required of us as a public company.
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
Adjusted Total Revenues, Excluding U.S. Orbera Starter Kit Sales
Adjusted total revenues, excluding U.S. Orbera starter kit sales is defined as GAAP total revenues excluding U.S. Orbera starter kit sales. We believe the non-GAAP financial measures included herein are helpful in understanding our current financial performance. We use certain supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between our performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP metric. These measures should only be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. Reconciliations for each non-GAAP financial measure to its most directly comparable GAAP financial measure are provided in this Quarterly Report.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$16,544	100.0%	$15,786	100.0%
Cost of sales	6,012	36.3%	5,253	33.3%
Gross margin	10,532	63.7%	10,533	66.7%
Operating expenses:
Sales and marketing	7,978	48.2%	6,832	43.3%
General and administrative	2,858	17.3%	3,842	24.3%
Research and development	2,178	13.2%	1,782	11.3%
Amortization of intangible assets	1,803	10.9%	1,799	11.4%
Total operating expenses	14,817	89.6%	14,255	90.3%
Loss from operations	(4,285)	(25.9)%	(3,722)	(23.6)%
Interest expense, net	1,013	6.1%	1,533	9.7%
Other expense	(451)	(2.7)%	674	4.3%
Net loss before income taxes	(4,847)	(29.3)%	(5,929)	(37.6)%
Income tax expense	55	0.3%	4	—%
Net loss	$(4,902)	(29.6)%	$(5,933)	(37.6)%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$48,170	100.0%	$49,319	100.0%
Cost of sales	17,744	36.8%	19,356	39.2%
Gross margin	30,426	63.2%	29,963	60.8%
Operating expenses:
Sales and marketing	24,832	51.6%	23,541	47.7%
General and administrative	10,293	21.4%	8,808	17.9%
Research and development	6,420	13.3%	5,222	10.6%
Amortization of intangible assets	5,444	11.3%	5,399	10.9%
Total operating expenses	46,989	97.5%	42,970	87.1%
Loss from operations	(16,563)	(34.4)%	(13,007)	(26.4)%
Interest expense, net	3,529	7.3%	6,881	14.0%
Other expense	(283)	(0.6)%	1,364	2.8%
Net loss before income taxes	(19,809)	(41.1)%	(21,252)	(43.1)%
Income tax expense	168	0.3%	203	0.4%
Net loss	$(19,977)	(41.5)%	$(21,455)	(43.5)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric, excluding U.S. Orbera starter kit sales	$3,155	$6,029	$9,184	$2,767	$4,455	$7,222	14.0%	35.3%	27.2%
U.S. Orbera starter kit sales	126	—	126	499	—	499	(74.7)%	—%	(74.7)%
Total Endo-bariatric	3,281	6,029	9,310	3,266	4,455	7,721	0.5%	35.3%	20.6%
Surgical	4,422	2,605	7,027	5,295	2,656	7,951	(16.5)%	(1.9)%	(11.6)%
Other	200	7	207	111	3	114	80.2%	133.3%	81.6%
Total revenues	$7,903	$8,641	$16,544	$8,672	$7,114	$15,786	(8.9)%	21.5%	4.8%
% Total revenues	47.8%	52.2%		54.9%	45.1%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric, excluding U.S. Orbera starter kit sales	$10,137	$15,300	$25,437	$8,101	$12,547	$20,648	25.1%	21.9%	23.2%
U.S. Orbera starter kit sales	726	—	726	3,700	—	3,700	(80.4)%	—%	(80.4)%
Total Endo-bariatric	10,863	15,300	26,163	11,801	12,547	24,348	(7.9)%	21.9%	7.5%
Surgical	13,271	8,164	21,435	16,245	8,374	24,619	(18.3)%	(2.5)%	(12.9)%
Other	551	21	572	334	18	352	65.0%	16.7%	62.5%
Total revenues	$24,685	$23,485	$48,170	$28,380	$20,939	$49,319	(13.0)%	12.2%	(2.3)%
% Total revenues	51.2%	48.8%		57.5%	42.5%
Reconciliation of GAAP to Non-GAAP Financial Information:

	Three Months Ended September 30,		% Increase / (Decrease)
	2017	2016
Total revenues	$16,544	$15,786	4.8%
Less: U.S. Orbera starter kit sales	(126)	(499)	(74.7)%
Adjusted total revenues, excluding U.S. Orbera starter kit sales	$16,418	$15,287	7.4%

	Nine Months Ended September 30,		% Increase / (Decrease)
	2017	2016
Total revenues	$48,170	$49,319	(2.3)%
Less: U.S. Orbera starter kit sales	(726)	(3,700)	(80.4)%
Adjusted total revenues, less U.S. Orbera starter kit sales	$47,444	$45,619	4.0%

Total sales for the three months ended September 30, 2017 were $16.5 million compared to $15.8 million for the three months ended September 30, 2016 representing growth of 4.8%.

In the U.S., Endo-bariatric product sales, excluding U.S. Orbera starter kit sales were $3.2 million for the three months ended September 30, 2017 versus $2.8 million for the three months ended September 30, 2016, an increase of 14.0%, and $10.1 million for the nine months ended September 30, 2017 versus $8.1 million for the nine months ended September 30, 2016, an increase of 25.1%. As previously announced by the Company in August 2017, the FDA issued a letter to Health Care Professionals relating to potential risks with liquid-filled intragastric balloons. U.S. Endo-bariatric product sales increased at a slower rate in the third quarter compared to the first half of 2017, due to lower demand for Orbera in the aftermath of the FDA’s letter. Overstitch sales growth remained consistent with its year to date trend.
In markets outside the United States (OUS), Endo-bariatric product sales were $6.0 million for the three months ended September 30, 2017 versus $4.5 million for the three months ended September 30, 2016, an increase of 35.3%, and $15.3 million for the nine months ended September 30, 2017 versus $12.5 million for the nine months ended September 30, 2016, an increase of 21.9% primarily due to higher OverStitch sales in our direct markets. Direct market sales were 72.9% and 70.4% of total OUS sales for the three and nine months ended September 30, 2017, respectively, compared to 53.2% and 66.9%, for the same periods in 2016, respectively.
Surgical product sales decreased $0.9 million, or 11.6%, and $3.2 million, or 12.9%, for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. In the U.S., Surgical product sales decreased $0.9 million or 16.5%, and $3.0 million or 18.3%, for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 due to reductions in gastric banding procedures being performed in the U.S. In OUS markets, Surgical product sales decreased by $0.1 million, or 1.9%, and $0.2 million, or 2.5%, for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$3,689	22.3%	$3,814	24.2%
Start-up costs	—	—%	786	5.0%
Overhead	1,627	9.8%	86	0.5%
Change in inventory reserve	30	0.2%	82	0.5%
Other indirect costs	666	4.0%	485	3.1%
Total cost of sales	$6,012	36.3%	$5,253	33.3%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$11,642	24.2%	$10,312	20.9%
Start-up costs	—	—%	3,384	6.9%
Overhead	4,104	8.5%	852	1.7%
Change in inventory reserve	199	0.4%	3,297	6.7%
Other indirect costs	1,799	3.7%	1,511	3.1%
Total cost of sales	$17,744	36.8%	$19,356	39.2%

Gross margin as a percentage of revenues was 63.7% and 63.2% for the three and nine months ended September 30, 2017, respectively, compared to 66.7% and 60.8% for the same periods in 2016, respectively. Gross margin was impacted by the change in inventory reserve which decreased 0.3% and 6.3% as a percentage of total revenue for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. In June 2016, we recorded an inventory impairment charge related to expiring finished good inventory and excess raw materials transferred from Allergan that we were required to purchase in accordance with the transition services agreement. The remaining change in gross margin is due to the ongoing shift in our product sales mix from higher gross margin Surgical products to Endo-bariatric products that realize lower relative gross margins.

Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $1.1 million and $1.3 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 due to higher incentive compensation, Orbera consumer marketing campaign costs and OverStitch physician training program costs.
General and Administrative Expense. General and administrative expense decreased $1.0 million for the three months ended September 30, 2017 due to transaction costs incurred during the third quarter of 2016 associated with the Lpath merger. General and administrative expense increased $1.5 million during the nine months ended September 30, 2017 due to costs incurred to meet our public company filing and corporate governance obligations.
Research and Development Expense. Research and development expense increased $0.4 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 primarily due to costs associated with new product development efforts.
Other Expenses
Interest Expense. Interest expense decreased $0.5 million and $0.9 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 primarily due to reduced cash interest on our senior secured credit facility after principal reductions. The additional decrease for the the nine months ended September 30, 2017 was due to the elimination of non-cash interest primarily associated with the convertible notes that converted to equity in December 2016.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange gains and losses. The decrease in other expense of $1.1 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S. dollars payable by Apollo’s foreign subsidiaries. Realized foreign exchange losses were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $169.7 million as of September 30, 2017. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations will depend upon our level of future operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
On July 25, 2017, we completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters upon the full exercise of their option to purchase additional shares. The public offering generated net proceeds of approximately $33.6 million, after deducting the underwriting discount and related offering expenses.
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

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016, respectively:

	2017	2016
Net cash used in operating activities	$(9,675)	$(6,532)
Net cash used in investing activities	(1,677)	(1,617)
Net cash provided by (used in) financing activities	26,703	(4,955)
Effect of exchange rate changes on cash	107	55
Net change in cash, cash equivalents and restricted cash	$15,458	$(13,049)
Operating Activities
Cash used in operating activities of $9.7 million for the nine months ended September 30, 2017 was primarily the result of a net loss of $20.0 million net of non-cash charges of $8.3 million primarily related to depreciation, amortization, non-cash interest expense and stock based compensation. Additionally, cash provided by operating assets and liabilities of $2.0 million related to working capital changes primarily due to an increase in accounts payable associated with higher inventory purchases offset by an increase in accounts receivable as a result of OUS revenue growth.
Cash used in operating activities of $6.5 million for the nine months ended September 30, 2016 was primarily the result of a net loss of $21.5 million net of non-cash charges of $14.8 million primarily related to depreciation, amortization, change in inventory reserve and non-cash interest expense.
Investing Activities
Cash used for investing activities of $1.7 million for both the nine months ended September 30, 2017 and 2016, primarily related to ongoing investments in our intellectual property portfolio and purchases of equipment for our manufacturing facility as we expand our manufacturing capability.
Financing Activities
Cash provided by financing activities of $26.7 million for the nine months ended September 30, 2017 related to the public offering which generated net proceeds of approximately $33.6 million offset by the repayment of $7.0 million in principal on the senior secured credit facility. Cash used for financing activities of $5.0 million for the nine months ended September 30, 2016 related to the contingent consideration payment to Allergan resulting from the FDA approval of Orbera.
Future Funding Requirements
As of September 30, 2017, we had cash, cash equivalents and restricted cash balances totaling $35.5 million. On July 25, 2017, the Company completed a public offering selling 6,542,453 million shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters for the exercise of their option to purchase additional shares, before underwriting discounts and expense. The public offering generated net proceeds to the Company of approximately $33.6 million, after deducting underwriting discounts and estimated expenses. We believe our existing cash and cash equivalents, and product revenues, including our recent funding in July, will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.
Any future capital requirements will depend on many factors including the market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals, the cost and timing of reimbursement initiatives, the ability to maintain covenant compliance of our current lending facility, and the costs of establishing additional sales, marketing, distribution and manufacturing capabilities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
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
 Federal False Claims Act Investigation
 As previously disclosed in our Quarterly Report on Form 10-Q, for the three month period ended June 30, 2017, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. related to the marketing of the Lap-Band System, including the web-based physician locator provided on our website Lap-Band.com, which we believe relates to the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. We have, and continue to cooperate fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2016 and 2015, we had net losses of $41.2 million and $27.4 million, respectively, and for the nine months ended September 30, 2017 we had a net loss of $20.0 million. As of September 30, 2017, we had an accumulated deficit of $169.7 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.

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
Our ability to sell our products depends on the willingness of our physician customers to adopt our products and to recommend corresponding procedures to their patients. Physicians may not adopt our product unless they determine that they have the necessary skills to use our products and based on their own experience, clinical data, communications from regulatory authorities and published peer-reviewed research that our products provide a safe and effective treatment option. Even if we are able to raise favorable awareness among physicians, physicians may be hesitant to change their medical treatment practices and may be hesitant to recommend procedures that utilize our products for a variety of reasons, including:

•	existing preferences for competitor products or with alternative medical procedures and a general reluctance to change to or use new products or procedures;

•	lack of experience with our products;

•	time and skill commitment that may be necessary to gain familiarity with a new product or new treatment;

•	a perception that our products are unproven, unsafe, ineffective or experimental;

•	reluctance for a related hospital or healthcare facility to approve the introduction of a new product or procedure;

•	a preference for an alternative procedure that may afford a physician or a related hospital or healthcare facility greater remuneration;

•	development of new weight loss treatment options, including pharmacological treatments, that are less costly, less invasive, or more effective.

Our future growth depends on patient awareness of and demand for procedures that use our products.
The procedures that utilize our products are generally elective in nature and demand for our products is driven significantly by patient awareness and preference for the procedures that use our products. We educate patients about our products and related procedures through various forms of media. However, the general media, social media and other forms of media outside of our control as well as competing organizations may distribute information that presents our products and related procedures as being unproven, unsafe, ineffective or experimental or otherwise is unfavorable to our products and related procedures. If patient awareness and preference for procedures is not sufficient or is not positive, our future growth will be impaired. In addition, our future growth will be impacted by the level of patient satisfaction achieved from procedures that use our products. If patients who undergo treatment using our product are not satisfied with their results, our reputation and that of our products may suffer. Even if we are able to raise favorable awareness among patients, patients may be hesitant to proceed with a medical treatment for various reasons including:

•	perception that our products are unproven, unsafe, ineffective or experimental;

•	reluctance to undergo a medical procedure;

•	reluctance of a prospective patient to commit to long term lifestyle changes;

•	previous long term failure with other weight loss programs;

•	out of pocket cost for an elective procedure; and

•	alternative weight loss treatments that are perceived to be more effective or less expensive.

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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and activities of other industry participants. Many of the companies developing or marketing bariatric surgical products are large divisions of publicly-traded companies including the Ethicon division of Johnson & Johnson and the Covidien division of Medtronic PLC. In addition, there are several other publicly-traded or privately-held companies with whom we compete, including Obalon Therapeutics, Inc., ReShape Lifesciences, Inc., Spatz Laboratories, Cousins BioTech and Medical Innovation Development. These companies may enjoy several competitive advantages, including:

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
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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

Risks Related to Regulatory Review and Approval of Our Products
Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the FDC Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.*
Our products are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
Our marketed products are subject to Medical Device Reporting, or MDR, obligations, which require that it report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. Adverse Events related to our products reported from any region in the world must be assessed for MDR reportability if the subject device is approved in the U.S. at the time the event occurred as part of Apollo’s Global Product Surveillance Program. As of August 5, 2015 (date of the Orbera system PMA approval), any Adverse Event related to the Orbera system reported from any region in the world must be assessed for MDR reportability to the FDA. As part of this assessment Apollo conducts a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not an Apollo product was a cause of an Adverse Event), Apollo’s policy and practice is to default in favor of reporting events to the FDA. If Adverse Event reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
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
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, updates, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	customer notifications or repair, replacement or refunds;

•	refusing our requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new products, new intended uses or modifications to existing products;

•	withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.
If we fail to comply with U.S. federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.*
There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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
For example, in December of 2016, the 21st Century Cures Act was enacted into law.  The Act includes many provisions that impact the regulation of medical devices.  For example, this act includes provisions regarding, among other things:

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
Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us. *
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our products is found. The FDA requires that recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by the Company or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost- effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require that we report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. For example, two fluid filled intragastric balloons, including our Orbera System, have been the subject of an FDA announcement that a) adverse event reports of spontaneous inflation and, in separate instances, b) adverse event reports of an occurrence of acute pancreatitis have been received. The FDA has also published an update to this announcement to alert health care providers of five reports of unanticipated deaths that occurred within one month of the placement of an intragastric balloon, four of which involved the Orbera Intragastic Balloon.  The update further indicated that the root cause of patient death in these cases had not been found and the FDA was not able to definitively attribute instances of patient death to the balloon devices or their respective insertion procedures.  If these adverse events occur more frequently or other serious adverse effects are detected in fluid filled intragastric balloons, our product may be subject to adverse FDA action or additional communications from the FDA, which could harm our business. In addition, the FDA could take enforcement action for failing to report any recalls when they were conducted.
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
We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The NASDAQ Stock Market LLC. Our executive officers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations are expected to increase our legal and financial compliance costs and to make some other activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
The ownership of our common stock is currently highly concentrated, and may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
As of September 30, 2017, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2017.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)