Form 10-K
period 2017-12-31
Apollo Endosurgery, Inc.
filed 2018-03-01
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 26, 2018, there were 17,291,628 shares of the issuer’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions (disclosed or undisclosed) and may be limited or incomplete, and are subject to risks, uncertainties and other important factors.  We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Our strategic focus and the majority of our future revenue growth is expected to come from our Endo-bariatric product portfolio, which consists of the Orbera® and OverStitchTM systems. Until recently, the majority of our product revenues has come from the Apollo Surgical product portfolio, which consists of the Lap-Band® System and related laparoscopic accessories. Revenues from the Surgical product portfolio had been decreasing over the past several years prior to our acquisition of those products in December 2013 and revenues have continued to decline since. In 2017, Endo-bariatric product sales, in total, surpassed Surgical product sales.
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
In December 2013, we entered into an asset purchase agreement to acquire the obesity intervention division of Allergan, Inc. In conjunction with this purchase agreement, we entered into several agreements whereby Allergan agreed to provide manufacturing and distribution support over a two year period as we established our own manufacturing and worldwide distribution capabilities. Significant milestones during the transition period include:

•	transfer of U.S. sales force in December 2013, and distribution in September 2014;

•	transfer of Europe, Canada and Australia sales force and distribution in November 2014, and Brazil in November 2015; and

•	start of Costa Rica manufacturing operations in June 2016.
As a result of these transition activities, we established offices in England, Australia, Italy and Brazil that oversee regional sales and distribution activities outside the United States; a manufacturing facility in Costa Rica; and a device analysis lab in California. All other activities are managed and operated from our facilities in Austin, Texas.
In December 2016, we completed a business combination with Lpath, Inc. ("Lpath"), a publicly traded company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated September 8, 2016 (the "Merger"). Following the Merger, Lpath was renamed "Apollo Endosurgery, Inc." and our common stock began trading on The Nasdaq Global Market under the symbol "APEN."
"Lap-Band", "Orbera", "OverStitch", the Apollo logo and other trademarks or service marks of Apollo Endosurgery, Inc. appearing in this annual report are the property of Apollo Endosurgery, Inc. Other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Our principal executive offices are located at 1120 S. Capital of Texas Highway, Building 1, Suite 300, Austin,

Texas 78746. Our telephone number is (512) 279-5100. We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of this document is published on the Apollo website at www.apolloendo.com/compliance and may be obtained free of charge by writing to the Director of Compliance at our principal executive office or by email at investor-relations@apolloendo.com. The information in or accessible through the Apollo website referred to above are not incorporated into, and are not considered part of, this report.
Overview of Obesity and the Market
Obesity as a disease is increasing worldwide. In the U.S., it is estimated that 56 million adults are obese or clinically obese with a body mass index (“BMI”) of between 30 and 40. It is further estimated that an additional 12.7 million adults are morbidly obese in the U.S., with a BMI greater than 40. Over 600 million people around the world are considered obese.
According to the Center for Disease Control, there are more than 20 obesity-linked diseases and disorders - known as comorbidities (heart disease, type 2 diabetes, hypertension, and more). Due to these comorbidities, obesity also adds significant cost to healthcare systems around the world. In the U.S., it has been reported that the cost of providing healthcare to a person with a BMI of 40 is up to two times the cost of providing the same level of healthcare to a person with a BMI less than 30.
Traditional obesity intervention has been bariatric surgery (gastric bypass, sleeve gastrectomy and laparoscopic adjustable gastric banding), which is mostly performed laparoscopically. Today, based on U.S. population demographics and reported bariatric procedure volumes, less than 2% of the population eligible for bariatric surgery have a procedure. We believe that the primary detractor from bariatric surgery is patient fear; fear of surgery in general, but more specifically fear associated with the highly-invasive nature of bariatric surgery, permanent anatomical alteration, potential for non-permanent results and the post-operative severe complications that can be associated with bariatric surgery.
Apollo's Strategy
Our objective is to improve today's obesity-related health problem by facilitating anatomy preserving, less invasive, yet effective, and reversible interventional procedures for obesity through our product offerings. Our "Endo-bariatric" products treat obesity with procedures delivered with a flexible endoscope and without traditional surgery. We also offer surgical products, consisting of the Lap-Band and related accessory products that offer long-term weight loss and improvement of comorbid conditions through a less-invasive, reversible procedure known as laparoscopic adjustable gastric banding ("Gastric Banding").
Our goal is to be a global leader in providing clinically proven, anatomy preserving and less invasive solutions for cost-effective treatment of obese patients. The key elements of our strategy include:

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

Apollo Products
Endo-bariatrics
The Apollo Endo-bariatric products consist primarily of the Orbera Intragastric Balloon System and the OverStitch Endoscopic Suturing System. For the year ended December 31, 2017, 54% of the Endo-bariatric product sales related to Orbera and 46% of our Endo-bariatric product sales related to OverStitch, compared to 71% and 29%, respectively, in the year ended December 31, 2016.

Orbera Intragastric Balloon System
The Orbera Intragastric Balloon System (the "Orbera System" or "Orbera") and the Orbera365 Managed Weight Loss System ("Orbera365") are non-surgical alternatives for the treatment of overweight and obese adults. The Orbera System and the Orbera365 each include a single silicone balloon that is filled with saline after endoscopic transoral placement into the patient's stomach. Once in the patient's stomach, the balloon serves to reduce stomach capacity, causing patients to consume less following the procedure, and delay gastric emptying, the primary mechanisms of action in assisting the patient in losing weight. Placement of the balloon is temporary and is removed endoscopically, typically, under conscious sedation.
In the U.S. Orbera is indicated for an indwell period of up to six months for adults within a BMI range of 30 to 40 who have tried other weight loss programs, such as supervised diet and exercise, but who were unable to lose weight and keep it off. Outside the U.S., Orbera is generally indicated for temporary weight loss for patients with a BMI greater than or equal to 27. Orbera is also known in certain markets as BIB (BioEnterics Intragastric Balloon) and BIB is indicated for an indwell period of up to six months for weight loss in obese patients with BMI of 30-39 and also for pre-surgical temporary use in severely obese patients (BMI greater than 40 or a BMI of 35 or greater with comorbidities) in order to reduce surgical risk or for severely obese patients who are not considered as candidates for obesity surgery. Orbera365 is indicated as a weight loss aid with an indwell period of up to twelve months for 1) adults with a body mass index (BMI) of 27 to 50kg/m2 who failed to achieve and maintain weight loss with a supervised weight-control program or 2) adults with a BMI greater than 40 kg/m2 or BMI of 35 kg/m2 with comorbidities, prior to obesity or other surgery, in order to reduce surgical risk. The Orbera365 is currently marketed in the European Union and European Economic Area member countries.
The clinical effectiveness and safety profile of the Orbera System as a non-ulcerogenic weight loss device has been reported in over 230 peer reviewed publications covering over 8,000 patients. Although not specifically indicated for the treatment of obesity-related comorbidities, studies have reported resolution or improvement in a patient's pre-existing comorbidities at the time of Orbera removal. The Orbera is currently the only balloon or other endoscopic product that has been recognized in the American Society for Gastrointestinal Endoscopy ("ASGE") Preservation and Incorporation of Valuable Endoscopic Innovations assessment to have met its threshold standards for the treatment of obesity. The meta-analysis performed by the ASGE was based on the aggregation of certain clinical studies conducted outside the U.S. and reported an estimated TBWL at six months of approximately 13.2%.
The Orbera System was originally CE marked in May 1997. Orbera365 was CE marked in August 2017 with commercial sales beginning in the fourth quarter of 2017. Orbera365 will replace Orbera in Europe in the next couple of years as Orbera is phased out. Orbera is the global market leader among intragastric balloons available in over 70 countries with more than 277,000 units distributed in the period from January 1, 2006 to March 31, 2017.
Following FDA approval in August 2015, the Orbera System was launched, and we began distribution in the U.S. From FDA approval through the end of 2017, we trained nearly 1,000 U.S. physicians on the use of Orbera for non-surgical less-invasive weight loss for patients who suffer from obesity.
As part of the FDA approval of Orbera in the U.S., we are required to conduct a post-approval clinical study. The Orbera Post-Approval Study is a prospective, multicenter, open-label, post-approval study of the safety and effectiveness of Orbera as an adjunct to weight reduction for obese adults (22 years of age and older) with a BMI of ≥ 30 kg/m2 and BMI ≤ 40 kg/m2.  The Orbera Post Approval Study will enroll up to 284 enrollees to yield approximately 255 subjects treated with the Orbera from 10 to 20 US clinical study sites.  The primary study objective is to demonstrate that the incidence of device and procedure-related SAEs after 26 weeks of Orbera treatment will be no greater than 15%.  Currently, this study has enrolled 207 subjects from a total of 12 clinical study sites.  Enrollment is expected to be completed in September 2018 based on current enrollment rates.
In February of 2017, the FDA issued a letter to health care providers of events of balloon spontaneous over-inflation and, separately, reports of acute pancreatitis.  We subsequently developed updates to Orbera's product labeling and physician training materials, and these were approved by FDA and implemented in June 2017. The labeling changes included additions to the “Warnings” and “Possible Complications” sections and an update to the “Clinical Evaluations…” sub-section within the “Adverse Events” history for Orbera.
In August of 2017 the FDA issued an update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with a liquid-filled intragastric balloon system.  Four of the deaths involved patients who had received an Orbera and had been self-reported by us to the FDA as part of our normal product surveillance process.  As stated in the Orbera Directions For Use in the period from January 1, 2006 through March 31, 2017, there had been 21 reported deaths of patients while they had an Orbera with an incident rate of less than 0.01% of the more than 277,000 Orbera balloons distributed during that time period.  The FDA’s letter to Health Care Providers does not indicate that the patient deaths were related to the Orbera device or the insertion procedures. While the cause of death has not been provided or determined in all cases, we have not received any communication or indication from the attending physicians or hospitals that the reported deaths were caused by the Orbera device. In total, Apollo has reported five instances of death involving patients who had received an Orbera since receiving FDA approval in August 2015 with four of the incidents occurring outside the United States; the overall incident rate of patient death remains less than 0.01%.
In May 2016, we launched the Orbera Coach platform, an on-demand telehealth program that provides virtual post-implant support tailored to meet the needs of patients who undergo the Orbera procedure. The platform was co-developed with Zillion Health, a private company.
OverStitch Endoscopic Suturing System
The OverStitch Endoscopic Suturing System ("OverStitch") enables advanced endoscopic procedures by allowing physicians to place full-thickness sutures and secure the approximation of tissue through a flexible endoscope. OverStitch is currently the only U.S. cleared flexible endoscopic suturing device capable of full-thickness suturing of tissue. OverStitch is a mechanical suturing device that operates in cooperation with a flexible endoscope and allows a user to access portions of a patient's gastrointestinal tract and place sutures through the full thickness of a patient's tissue using endoscopic visualization. The OverStitch Endoscopic Suture System received U.S. FDA 510(k) clearance in August 2008 and CE Mark in November 2012.
OverStitch is compatible with a dual channel flexible endoscope that has limited market presence, representing less than five percent of the flexible endoscopes in hospitals and clinics around the world. We also are working to develop and bring to market the OverStitch Sx Endoscopic Suturing System ("OverStitch Sx") that will be compatible with single-channel flexible endoscopes of diameters ranging from 8.8 mm to 9.8 mm, the majority of flexible endoscopes in hospitals and clinics around the world today.
The functionality of the OverStitch device allows it to be used for a broad number of bariatric (both revisional and primary) and non-bariatric applications. Since its market introduction in 2008, approximately 25,000 OverStitch units have been sold for procedures worldwide.
One of the most promising newly developed weight-loss procedures is endoscopic sleeve gastroplasty ("ESG"), which transorally uses endoscopic suturing with OverStitch to reduce the volume of the stomach and form a small diameter sleeve, similar to the goal of a surgical sleeve gastrectomy procedure but without the invasiveness and need for amputation of the gastric remnant. The advantages of the ESG as compared to a surgical sleeve includes maintaining the structural integrity of the gastric wall, reversibility, relative ease of revision or maintenance, lower procedure adverse events, and reduced costs.
ESG is based on the placement of full-thickness sutures to secure the approximation of tissue which is the labeled indication of OverStitch. However, the labeled indication of the OverStitch device currently does not specifically identify the ESG procedure. The first multicenter study was presented in May 2016 at Digestive Disease Week which was updated to a 24-month follow-up study and was published in April 2017 in Obesity Surgery, the Journal of Metabolic Surgery and Allied Care. This was a three center (two in the U.S. and one in Spain) study of medical records of patients who underwent ESG from January 2013 to November 2015. All procedures were performed in a similar fashion using the OverStitch device to place full-thickness sutures to fold in the greater curvature of the stomach, creating endolumenally a narrow sleeve with the goal of reducing gastric functional capacity.
A total of 248 patients were included in the study. Patient BMI at the start of the study was 37.8, plus or minus 5.6.

•	215 patients reached 6-months follow-up and the study reported an average TBWL of 15.2%.

•	57 patients reached 24-months follow-up and the study reported an average TBWL of 18.6%

•	There was no significant difference in weight loss between the three centers.
Five serious adverse events occurred: two perigastric inflammatory fluid collections that resolved with percutaneous drainage and antibiotics, one self-limited hemorrhage from splenic laceration, one pulmonary embolism 72 hours after the procedure, and one pneumoperitoneum and pneumothorax requiring chest tube placement. All five patients recovered fully. Most of the serious adverse events were associated by the authors with suturing to reduce the fundus part of the stomach and as a result, reducing the fundus is no longer part of the standard ESG technique.
In 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT-Trial (Multi-center ESG Randomized Interventional Trial) to evaluate the long-term safety and efficacy of ESG compared to efficacy endpoints set forth in a consensus statement of the ASGE and the American Society of Metabolic Bariatric Surgery (ASMBS) and its impact on obesity related comorbidities in patients with obesity and BMI between 30-45.

The MERIT-Trial is expected to enroll two hundred patients, stratified into three groups (Obesity, Obesity with hypertension, Obesity with diabetes). The trial will have two levels: (1) the randomized study phase with primary outcomes for both treatment and control participants evaluated at twelve months, and (2) the crossover, non-randomized study phase with outcomes for (a) the initial treatment participants at 24 months after their ESG, and (b) the control cross-over participants evaluated at twelve months after their ESG.
In addition, OverStitch is used during procedures for treating a variety of GI defects in both the upper and lower GI tract; including closure of acute perforations and chronic fistulas; inadvertent perforation of the intestines; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections and endoscopic mucosal resections) and in the treatment of swallowing disorders (peroral endoscopic myotomy, or POEM). It is also used to suture in place esophageal stents in order to prevent their migration. We estimate that approximately 40% of procedures performed with OverStitch in 2017 were in connection with the treatment of such GI defects.
Also during 2017 we entered into a Registry Funding Agreement with the American Gastroenterological Association (AGA) Center for GI Innovation and Technology to develop and administer a registry (the “AGA Registry”) to evaluate flexible endoscopic procedures enabled by the OverStitch™ Endoscopic Suturing System.  The AGA Registry will collect real-world evidence related to the safety and efficacy of a number of flexible endoscopic suturing-enabled procedures, including the revisions of patients after a failed bariatric surgery and the fixation of esophageal stents to prevent migration, while collecting data usage on other procedures currently in practice. The resulting data will be used by payors to evaluate the benefits of endoscopic suturing procedures relative to traditional therapies. We expect the AGA Registry to collect data for four years with interim reporting expected.
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
The Lap-Band System has been in use in Europe since 1993 and was CE marked in 1997. FDA approval in the U.S. was obtained in 2001 and the Lap-Band System has been approved in many countries around the world. More than 860,000 Lap-Band Systems have been distributed worldwide.
The Lap-Band System was approved for use in the U.S. for patients with BMI greater than or equal to 40 or a BMI greater than or equal to 35 with one or more severe comorbid conditions. In 2011, the U.S. FDA granted approval for an expanded indication for the Lap-Band System to include patients with a BMI in the range of 30 to 35 and with one or more comorbid conditions.
As part of the FDA expansion of the approved indication of the Lap-Band system to include patients with a lower BMI, we are required to conduct a post-approval clinical study. The Lap-Band Lower Body Mass Index (LBMI) Post-approval Study (Apollo-001) is a prospective, multicenter, open-label, post-approval study intended to evaluate the safety and effectiveness of the Lap‑Band System in an obese population (body mass index [BMI] ≥ 30 kg/m2 and < 40 kg/m2) with 1 or more obesity-related comorbidities up to 10 years after implantation. The LBMI Post-Approval Study is designed to enroll up to 325 patients from up to 20 clinical study sites.  The primary objective is to assess the percentage of patients who experience an explant of the Lap‑Band System within 5 years of implantation. Secondary objectives include assessment of patients who respond to the Lap‑Band System at 5 years, where response is defined as achieving at least 7%TBWL, assessment of prevalence of diabetes at 5 years, and assessment of changes in obesity-related comorbid conditions at 5 years.  Additional objectives are to evaluate long-term effectiveness (weight loss and comorbidity improvement) and safety (reoperations, esophageal dilatation, esophageal dysmotility, and other device-related and procedure-related adverse events [AEs]).  Currently, this study has enrolled 181 subjects from a total of 13 clinical study sites.  Enrollment for this study has been suspended pending FDA review of the existing data provided in our Final Study Report.
More than 400 peer-reviewed publications and extensive real-world experience demonstrate that laparoscopic adjustable gastric banding surgery using Lap-Band is a safe and effective treatment option for obesity. Adjustable gastric banding using the Lap-Band System has been reported to be significantly safer than gastric bypass while statistically producing the same weight loss 5 years after surgery when accompanied by an appropriate post-operative follow-up and adjustment protocol. Studies have reported sustained resolution or improvement in type 2 diabetes, gastroesophageal reflux, obstructive sleep apnea, asthma, arthritis, hypertension and other pre-existing obesity related comorbidities following gastric banding. The gastric banding surgical procedure is generally reimbursed by most payors and insurance programs that cover bariatric surgery.
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
Outside the U.S., there are a variety of local and regional competitive intragastric balloon and gastric band manufacturers including SC MedSil, Medicone, Allurion Technologies, Spatz Laboratories, Obalon Therapeutics, Inc., Cousin BioTech, and Medical Innovation Development (Midband). In the U.S., there are two other manufacturers with intragastric balloons approved by the FDA at this time, ReShape Lifesciences, Inc., and Obalon Therapeutics, Inc. We are the only manufacturer with an approved gastric band currently on the market in the U.S. We are the only manufacturer with a cleared device for full thickness endoscopic suturing currently on the market in the U.S. or outside the U.S.
Sales and Distribution
We currently market and sell our products principally to providers of medical services and procedures including hospitals, outpatient surgical centers, clinics and physicians through an employee sales force in the U.S., Brazil, Canada, Australia and key markets in Europe. As of December 31, 2017, we employed 48 sales and marketing personnel in the U.S. and another 42 employees in all of the markets outside of the United States. In addition, we sell products to third party distributors who sell our products in approximately 60 other countries.
In the U.S., the gastric banding procedure which uses our Surgical products has obtained reimbursement approval with Medicare, Medicaid and other third-party payors for patients meeting applicable coverage requirements. Additional markets outside the United States also offer reimbursement approval and coverage requirements for gastric banding. Obesity procedures that utilize the Endo-bariatric products are generally cash pay procedures. Revisions of prior bariatric surgery using endoscopic suturing have received reimbursement approval on a case-by-case basis. Medical procedures that utilize endoscopic suturing products in the treatment of GI defects generally receive reimbursement approval but coverage can vary by country, state and procedure performed.
Manufacturing and Product Supply
We manage all aspects of product supply through our operations team based in Austin, Texas. We operate a manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica that initially performed final assembly for the Lap-Band and Orbera products. Beginning in 2016, we started to produce components related to the OverStitch system at this facility and intend to expand the number and volume of OverStitch system products and components produced in Costa Rica over the next two years. In addition, we rely on several third-party suppliers to provide components used in existing products and we expect to continue to do so, including final assembly of the OverStitch and OverStitch Sx endoscopic suturing system.
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
Research and Development
As of December 31, 2017, we had 13 employees focused on research and development. Research and development expenses for the years ended December 31, 2017 and 2016 were $8.3 million and $7.8 million, respectively.

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
Apart from the portfolio of patents and applications to the Lpath technology, we own over 115 U.S. patents and 180 foreign patents. Our U.S. patents have expiration dates ranging from 2018 to 2035 and our foreign patents have expiration dates ranging from 2020 to 2034 subject to the payment of the requisite renewal fees. We also own 28 pending U.S. patent applications and 49 pending foreign patent applications. We believe patents will be issued pursuant to such applications, but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have licensed patent rights from third parties, we are generally required to pay royalties. While our patents are an important element of our products and future product development, our business as a whole is not significantly dependent on any one patent.
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
In 2009, we entered into an Intellectual Property Assignment Agreement, with Olympus Corporation and the "FTE Group" comprised of The Johns Hopkins University, Mayo Foundation for Medical Education and Research, The University of Texas Medical Branch, MUSC Foundation for Research Development and the Chinese University of Hong Kong, whereby the "FTE Group" has assigned to us a Joint Research Agreement with Olympus Corporation, including their rights in certain inventions, patents and IP rights developed by FTE Group under the Joint Research Agreement, which relate to the field of flexible endoscopy and minimally invasive surgery. Olympus Corporation has retained rights as a joint owner of certain inventions and related patents developed jointly by FTE Group and Olympus Corporation under the Joint Research Agreement and retained a license granted by FTE Group to Olympus Corporation to the inventions and related patents developed by FTE Group under the Joint Research Agreement. The patents covered by the agreement pertain to endoscopic procedures and endoscopic suturing devices that relate to the OverStitch products and may also be incorporated into potential new products that we may develop in the future. As consideration for the assignment, we are obligated to pay to each of Olympus and the FTE Group one half of a royalty in the low single digits on net sales of our products covered by the patents, which royalty shall be reduced if related patents have expired or no longer exist. In addition, we have the right to sublicense our rights under the Joint Research Agreement to the patents and technologies. The term of the Intellectual Property Assignment Agreement is through and until termination. The agreement may be terminated upon written notice a) by Olympus if we materially breach any material terms that pertain to Olympus and the breach is not cured within 30 days after notice, b) by the FTE Group if we materially breach any of the material terms that pertain to the FTE Group and the breach is not cured within 30 days after notice or c) by us if Olympus materially breaches any material terms that pertain to Olympus and the breach is not cured within 30 days after notice.
Following the Merger, we also own 47 U.S. and foreign issued patents and 29 pending U.S. and foreign patent applications relating to technologies and inventions developed by Lpath prior to the Merger (the “Lpath IP”). The Lpath IP is not aligned with our current business activities. In January 2018, we entered into a royalty-bearing License Agreement with Echelon Biosciences, Inc., ("Echelon") under which Echelon may manufacture and sell certain antibody products covered by the Lpath IP for non-clinical research use only, clinical diagnostics and immunohistochemistry. In January 2018 we also entered a Technology Transfer Agreement with Resolute Pharma, Inc. (“Resolute”) whereby we transferred certain scientific and research materials to Resolute and granted Resolute a license to certain patent rights related to the Lpath IP. Under the terms of the agreement with Resolute, Resolute has obligations to develop and commercialize licensed products and we maintain rights to terminate the agreement if certain development and commercialization milestones are not met. Under the agreement, Resolute is responsible to pay for any ongoing costs and fees associated with the Lpath IP, and we are entitled to a royalty for any revenues related to the Lpath IP including sales of licensed products, and a Tech Transfer Fee of $500,000 by July 31, 2019 which increases to $750,000 if paid after this date. In addition, Resolute has a certain buyout option for the Licensed Patents or Licensed Products.

Government Regulation
The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.
Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, (or "FD&C Act") also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval ("PMA") application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.
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
The Investigational Device Process
In the U.S., absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present "non-significant risk" are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a "significant risk" to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA's approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product's safety and efficacy, even if the trial meets its intended success criteria.
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
The PMA Approval Process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee's recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application is to take 180 days, although the review generally takes between one and three years, or longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

•	labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	advertising and promotion requirements;

•	restrictions on sale, distribution or use of a device;

•	PMA annual reporting requirements;

•	PMA approval or clearance of a 510(k) for product modifications;

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
Fraud and Abuse Laws
Our business is regulated by laws pertaining to healthcare fraud and abuse including anti-kickback laws and false claims laws. Violations of these laws are punishable by significant criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to remain in compliance with these laws. Evolving interpretations of current laws, or the adoption of new laws or regulations, could adversely affect arrangements with customers and physicians. In addition, any violation of these laws or regulations could have a material adverse effect on the financial condition and results of our operations.

Anti-Kickback Statute
Subject to a number of statutory exceptions, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, purchasing, leasing, ordering, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term "remuneration" has been broadly interpreted to include anything of value, including payments to physicians or other providers, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything of value at less than fair market value. The Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") and the U.S. Department of Justice ("DOJ") are responsible for enforcing the federal Anti-Kickback Statute and the OIG is primarily responsible for identifying fraud and abuse activities affecting government healthcare programs.
Penalties for violating the federal Anti-Kickback Statute include substantial criminal fines and/or imprisonment, substantial civil fines and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by government healthcare programs such as the Medicare and Medicaid programs and do not include comparable exceptions to those provided by the federal Anti-Kickback Statute.
The OIG has issued safe harbor regulations that identify activities and business relationships that are not treated as offenses under the federal Anti-Kickback Statute. These safe harbors exist for various types of arrangements, including certain investment interests, leases, personal service arrangements, discounts and management contracts. The failure of a particular activity to comply with all requirements of an applicable safe harbor regulation does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. However, activities and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.
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
Federal False Claims Act
The federal False Claims Act ("FCA") prohibits knowingly filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. A claim that is filed pursuant to an unlawful kickback may be a false claim under this law and, in a number of cases, manufacturers of medical products have entered into settlements based on FCA allegations that their financial relationships with customers "caused" these customers to submit false claims. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. Private individuals can file suits under the FCA on behalf of the government. These lawsuits are known as "qui tam" actions, and the individuals bringing such suits, sometimes known as "relators" or, more commonly, "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. Since complaints related to “qui tam” actions are initially filed under seal, the action may be pending for some time before a defendant is even aware of such action. Thus, we may currently be subject to an investigation for alleged FCA violations pursuant to one or more qui tam actions, which may be under full or partial seal, thereby preventing disclosure of such action or actions at this time. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. The time and expense associated with responding to such investigations, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. The costs of responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
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
HIPAA also protects the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses and their business associates. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply directly to us, most of our customers have significant obligations under HIPAA, and we intend to cooperate with customers and others to ensure compliance with HIPAA with respect to patient information. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information. If we fail to comply with these laws and regulations, we could face additional sanctions.
Healthcare Reform and Compliance
In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or together, the ACA. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a medical device excise tax on U.S. sales of most medical devices beginning in 2013. We began paying the medical device excise tax in January 2013.
In December 2015, the Protecting Americans from Tax Hikes Act of 2015 was implemented, which suspended the medical device excise tax implemented as part of the ACA for a two-year period through December 31, 2017. In January 2018, the moratorium on the medical device tax was extended an additional two years, through the end of 2019.
The Physician Payments Sunshine Act, or PPSA, which is part of the ACA, requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report these data to CMS, for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Particularly, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. Failure to report appropriate data may result in civil or criminal fines and/or penalties. We are current with all required reports under the PPSA.
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
International Regulation
Our business is also subject to regulation in each of the foreign countries in which our products are sold. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union requires that medical devices comply with the Medical Device Directive or the Active Implantable Medical Device Directive, which includes quality system and CE certification requirements. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then undergo an appropriate conformity assessment procedure. A Notified Body assesses the quality management systems of the manufacturer and verifies the conformity of devices to the essential and other requirements within the Medical Device Directive. In the European Union, we are also required to maintain certain ISO certifications in order to sell products. We are also subject to regulations and periodic review from various regulatory bodies in other countries where our products are sold. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries. We are also subject to foreign laws and regulations governing the marketing and promotion of our products including transparency reporting obligations.
Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Many of our customer relationships outside of the U.S. are, either directly or indirectly, with governmental entities and employees (such as physicians at state-owned or state-operated hospitals) and are therefore subject to various anti-bribery laws. Although our corporate policies mandate compliance with these anti-bribery laws, we sell to customers in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies and procedures are designed to both prevent as well as detect reckless or criminal acts committed by employees, distributors, consultants, or agents, but such controls, policies, and procedures may not always protect us from violations. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition.
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
Employees
As of December 31, 2017, we had a total of 213 full-time employees. None of our U.S. employees are represented by a labor union or subject to a collective bargaining agreement. Our non-U.S. employment contracts comply with the applicable country mandated collective agreement in the locations where we operate. We have never experienced any work stoppage and consider our relations with our employees to be good.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2017 and 2016, we had net losses of $27.3 million and $41.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of $177.0 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endo-bariatric products, such as the Orbera managed weight loss system, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. The gastric banding procedure that uses our Lap-Band system is generally covered by most insurance programs that cover bariatric procedures, however, a gastric banding procedure is an elective procedure and may also require significant co-pay and other out of pocket expenses by the patient. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
Our future growth depends on physician adoption and recommendation of procedures utilizing our products.
Our ability to sell our products depends on the willingness of our physician customers to adopt our products and to recommend corresponding procedures to their patients. Physicians may not adopt our products unless they determine that they have the necessary skills to use our products and based on their own experience, clinical data, communications from regulatory authorities and published peer-reviewed research that our products provide a safe and effective treatment option. Even if we are able to raise favorable awareness among physicians, physicians may be hesitant to change their medical treatment practices and may be hesitant to recommend procedures that utilize our products for a variety of reasons, including:

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
Our surgical products consist of the Lap-Band System and related laparoscopic accessories. In the past three years a significant portion of our revenue has come from our surgical products. Revenue from the surgical product portfolio has been decreasing over these years due to a shift in procedure mix to bariatric stapling procedures such as sleeve gastrectomy or gastric bypass procedures. It is important to our long-term growth to stabilize revenue from our surgical product business so that the decline of our surgical products business does not offset growth from other parts of our business.

There can be no assurance that we will be able to stabilize the declining revenue for our surgical products. Our surgical product revenue in 2017 was $27.6 million, compared with $32.3 million in 2016.
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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and activities of other industry participants. Many of the companies developing or marketing bariatric surgical products are publicly-traded companies such as Obalon Therapeutics, Inc., Reshape Lifesciences, Inc., and the Covidien division of Medtronic PLC. In addition, there are several privately-held companies with whom we compete, including SC MedSil, Medicone, Allurion Technologies, Spatz Laboratories, Cousin BioTech and Medical Innovation Development (Midband). These companies may enjoy several competitive advantages, including:

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
Our integration of the obesity intervention business of Allergan has provided, and our future growth may create, challenges to our organization. From the acquisition date of December 2, 2013, to December 31, 2017, the number of our employees increased from 50 to 213. In the future, should we grow, we expect to incrementally hire and train new personnel and implement appropriate financial and managerial controls, systems and procedures in order to effectively manage our growth. As a public company, we may need to further expand our financial and potentially other resources to support our public company reporting and related obligations. If we fail to manage these challenges effectively, our business could be harmed.
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
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a materially adverse effect on our business. Cyber threats are constantly evolving, thereby increasing the difficulty of effectively defending against them. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to transact business with our customers, lose access to critical data or systems, or compromise confidential information including trade secrets and other intellectual property, any of which may harm our competitive position, require us to allocate more resources to improved security technologies, or otherwise adversely affect our business.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Of our products, Lap-Band and Orbera are class III products and have been approved through the FDA's PMA process and our OverStitch products are class II and have been cleared through the 510(k) process. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.
Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we would rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.
If we fail to comply with U.S. federal and state healthcare fraud and abuse or data privacy and security laws and regulations, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.
Our industry is subject to numerous U.S. federal and state healthcare laws and regulations, including, but not limited to, anti-kickback, false claims, privacy and transparency laws and regulations. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws or regulations can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs and the curtailment of our operations. Healthcare fraud and abuse regulations are complex and subject to evolving interpretations and enforcement discretion, and even minor irregularities can potentially give rise to claims that a statute or regulation has been violated. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid; the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the federal Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), each as amended, and their implementing regulations, which impose requirements upon certain entities relating to the privacy, security, and transmission of health information;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•	foreign or U.S. state law equivalents of each of the above federal laws
While we do not submit claims for reimbursement to payors and our customers make the ultimate decision on how to submit claims, from time-to-time, we may be asked for reimbursement guidance by our customers. Failure to comply with any of these laws, or any action against us for alleged violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting agreements with physicians, including some who influence the ordering and use of our products. While we believe these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, should the government take the position that these transactions as prohibited arrangements that must be restructured or discontinued, we could be subject to significant penalties. The medical device industry’s relationship with physicians is under increasing scrutiny by the OIG, the DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies could significantly harm our business.

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
In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting off-label uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Failure to comply with off-label promotion restrictions could result in significant civil or criminal exposure, administrative obligations and costs, and/or other penalties imposed by the federal government.
In certain cases, actions to pursue claims under the FCA may be brought by private individuals on behalf of the government. These lawsuits are known as “qui tam” actions and the individuals bringing such suits, sometimes known as “relators” or, more commonly, “whistleblowers” may share in any amounts paid by the entity to the government in fines or settlement. For example, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation. The government’s investigation concerned whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. related to our marketing of the Lap-Band System, including the web-based physician locator provided on our website Lap-Band.com.  We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation.
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Affordable Care Act’s provision commonly referred to as the federal Physician Payment Sunshine Act, as well as similar state and foreign laws, impose obligations on medical device manufacturers to annually report certain payments and other transfers of value provided, directly or indirectly, to certain physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Failure to comply with any of these state, federal, or foreign transparency and disclosure requirements could subject us to significant fines and penalties. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
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
All third-party payors, whether governmental or commercial, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods include prospective payment systems, bundled payment models, capitated arrangements, group purchasing, benefit redesign, pre-authorization processes and requirements for second opinions prior to major surgery. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for our products. Therefore, coverage or reimbursement for medical devices may decrease in the future.
Federal and state governments in the United States and outside the United State may enact legislation to modify the healthcare system which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. These changes could result in reduced demand for our products and may adversely affect our operating results.
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
Modifications to our marketed products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. Where we determine that modifications to our products require a new 510(k) clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify our E.U. Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
For our class III devices, new PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.
If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As of August 5, 2015 (date of the Orbera system PMA approval), any Adverse Event related to the Orbera system reported from any region in the world must be assessed for MDR reportability to the FDA. As required per the FDA Code of Federal Regulations (21 CFR) section 803.3, We have established procedures and processes for documentation and evaluation of all complaints relative to reportability requirements. As with all device manufacturers, we have 30 days from "becoming aware" of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident. As part of this assessment Apollo conducts a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not an Apollo product was a cause of an Adverse Event), Apollo’s policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
The FDA may issue safety alerts in response to its review of reported Adverse Events.  For instance in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August of 2017 the FDA issued an update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with liquid-filled intragastric balloon system used to treat obesity. Future safety alerts or other communication from FDA may subject us to adverse publicity that could harm our business.
Our international operations must comply with local laws and regulations that present certain legal and operating risks, which could adversely impact our business, results of operations and financial condition.
We currently operate in the U.S., Canada, Brazil, Costa Rica, Australia and key European markets and our products are approved for sale in over 80 different countries; our activities are subject to U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.
Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws and economic sanctions laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant costs and disruption of business associated with an internal and/or government investigation, criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting.
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
Any product for which we obtain approval or clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the Quality System Requirements (“QSR”). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the

United States or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
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
For example, in December of 2016, the 21st Century Cures Act was enacted into law.  The Act includes many provisions that impact the regulation of medical devices.  For example, the Act includes provisions regarding, among other things:

•	expediting the development and prioritizing FDA review of “breakthrough” technologies

•	expanding the scope of diseases/conditions eligible for a humanitarian device exemption

•	encouraging FDA to rely more on real-world evidence to demonstrate device safety and effectiveness

•	emphasizing the least burdensome standard for device reviews
Moreover, the policies of a new administration and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products.  Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
If the third parties on which we rely to conduct our clinical trials and to assist us with post market studies do not perform as contractually required or expected, we may not be able to maintain regulatory approval for our products.
We often must rely on third parties, such as medical institutions, clinical investigators, contract research organizations and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA post market studies required to keep our PMA approvals in good standing. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable clinical protocols or regulatory requirements or for other reasons, our clinical activities or clinical trials may be extended, delayed, suspended or terminated, and we may be at risk of losing our regulatory approvals, which could harm our business.
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
We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates. We may face significant risks if we fail to comply with the FCPA and other similar foreign anti-bribery laws. Although we have implemented safeguards and training, including company policies requiring our employees, distributors, consultants and agents to comply with the FCPA and similar laws, our international operations nonetheless present a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

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
Patents
The process of applying for patent protection itself is time consuming and expensive and we cannot assure investors that all of our patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office (“USPTO”) developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications.
We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to the Company, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
Furthermore, we do not have patent rights in certain foreign countries in which a market may exist in the future, and the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products.
Trademarks
We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. Our trademark applications may not be approved, however. For example, we have pending Lap-Band trademark registration actions in Canada, Guatemala, and Thailand where the distinctiveness of the Lap-Band trademark has been challenged and where trademark registration may not be granted or maintained. In other jurisdictions, such as Costa Rica, Croatia, Iceland, Norway, Singapore, Switzerland, and Turkey, trademark applications were refused on distinctiveness grounds. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.
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
Our ability to continue as a going concern may require us to obtain additional financing to fund our operations. We may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations and clinical studies;

•	continue our research and development activities;

•	support and expand ongoing manufacturing activities;

•	defend, in litigation or otherwise, any claims that we infringe on third-party patents or other intellectual property rights;

•	enforce our patent and other intellectual property rights;

•	address legal or enforcement actions by the FDA or other governmental agencies and remediate underlying problems;

•	commercialize our new products in development, if any such products receive regulatory clearance or approval for commercial sale; and

•	acquire companies or products and in-license products or intellectual property.
We believe that our existing cash and cash equivalents, revenue, proceeds from recent sales of common stock and available debt and equity financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the scope, rate of progress and cost of our clinical studies;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that our products infringe third-party patents or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, products liability claims;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the scope, rate of progress and cost to expand ongoing manufacturing activities;

•	costs associated with any product recall that may occur;

•	the effect of competing technological and market developments;

•	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the costs of operating as a public company.
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
We will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Our executive officers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations are expected to increase our legal and financial compliance costs and to make some other activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
As of December 31, 2017, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

	Price Range
	High	Low
Year Ended December 31, 2017
First Quarter	$21.88	$9.53
Second Quarter	13.90	4.96
Third Quarter	8.30	3.55
Fourth Quarter	6.60	3.75

Year Ended December 31, 2016
First Quarter	$18.48	$10.79
Second Quarter	32.34	9.91
Third Quarter	22.27	9.24
Fourth Quarter	20.62	11.00
Holders of Record
As of February 26, 2018, there were approximately 119 stockholders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Use of Proceeds
In July 2017, we completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters upon the full exercise of their option to purchase additional shares. On July 19, 2017, our Form S-1 (File No. 333-218741) was declared effective by the SEC. The public offering generated net proceeds of approximately $33.6 million, after deducting the underwriting discount and related offering expenses. To date, we have used proceeds from the sale for general corporate purposes.
In December 2017, we filed a shelf registration statement on Form S-3 with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million for our common stock. On December 20, 2017, our Form S-3 (File No. 333-221893) was declared effective by the SEC. In December 2017, we also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of our common stock having an aggregate offering price of up to $16.0 million from time to time in an "at-the-market" program. As of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of common stock under this registration statement pursuant to the "at-the-market" program or otherwise.
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
Overview
We are a medical technology company primarily focused on the design, development and commercialization of innovative medical devices that can be used for the treatment of obesity, and other gastrointestinal procedures. We develop and distribute devices for minimally invasive surgical and non-surgical bariatric and gastrointestinal procedures that are used by general surgeons, bariatric surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and many co-morbidities associated with obesity.
Our strategic focus and the majority of our future revenue growth is expected to come from our Endo-bariatric product portfolio, which consists of the Orbera and OverStitch systems. Historically, the majority of our revenues have come from Surgical product sales although in 2017 Endo-bariatric product sales have now surpassed Surgical product sales.
We have sales distribution offices in England, Australia, Italy, and Brazil that oversee regional sales and distribution activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our Endo-bariatric products and our Surgical products. In our direct markets, product sales are made to end customers. In other markets, we sell our products to distributors who resell our products to end customers. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars. In the U.S., we also offer Orbera Coach, an online portal subscription that helps facilitate aftercare for Orbera patients.
Our Endo-bariatric sales grew 12.6% in 2017 compared to 2016 and 86.4% in 2016 compared to 2015 due to the introduction of the Orbera Intragastric Balloon System in the U.S. market following approval by the FDA in August 2015, and increased worldwide sales of the OverStitch Endoscopic Suturing System.

Cost of Sales
Historically, we have relied on third-party suppliers to manufacture our products. However, since June 2016 the products which comprise the majority of our revenue are manufactured in our Costa Rica facility. Our historical cost of sales primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related cost incurred in making our products available for sale or use. Prior to commencement of manufacturing operations at our Costa Rica facility in June 2016, our historical cost of sales also included start-up costs to establish our Costa Rica facility. Costs of products manufactured in our Costa Rica facility consist primarily of raw materials, labor, manufacturing overhead and other costs. Raw materials used to produce our products are generally not subject to substantial commodity price volatility, and most of our product manufacturing costs are incurred in U.S. dollars, but in many cases we only have one qualified supplier. Manufacturing overhead is a significant portion of our cost of sales. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. As we scale our production capacity, costs of sales may be higher than the costs we acquired inventory from third parties in the past due to different economies of scale. Additionally, we expect our gross margin will continue to be impacted by the shift in revenue mix from low-growth but higher gross margin Surgical products to lower gross margin but high-growth Endo-bariatric products. Over the next two years, we expect gross margin to improve as we complete certain identified Endo-bariatric gross margin improvement projects and improve capacity utilization of our manufacturing facility. Comparability of cost of sales between periods could also be affected by inventory valuation allowances related to obsolete or excess inventory.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, information technology and human resource departments. General and administrative expense also includes facilities cost, insurance, bad debt expense and costs related to the development and protection of our intellectual property portfolio. Our general and administrative expense has increased as a result of activities required of us as a public company.
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
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which management has prepared in accordance with existing U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. Management evaluates estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, useful lives with respect to intangible and long-lived assets, inventory valuation, stock compensation, deferred tax asset valuation, long-lived asset and goodwill impairment, and allowances for doubtful accounts. We base our estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in markets outside the U.S. ("OUS"). Revenue is recognized when pervasive evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to thirty days from the date of product shipment. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges and a reserve is recorded against revenue recognized. We classify any shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.
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
Inventory
Inventory is stated at the lower of cost or market, net of any allowance for unsalable inventory. Charges for excess and obsolete inventory are based on specific identification of excess and obsolete inventory items and an analysis of inventory items approaching expiration date. We evaluate the carrying value of inventory in relation to the estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record estimated excess and obsolescence charges to cost of sales. Our inventories are stated using the weighted average cost approach, which approximates actual costs.
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
In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related consolidated financial statement implications. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. We include interest and penalties related to our uncertain tax positions as part of income tax expense.
Non-GAAP Financial Measures
As a supplement to our financial results we are providing a non-GAAP financial measure, adjusted total revenues which exclude U.S. Orbera starter kit sales. This supplemental measure of our performance is not required by, and is not determined in accordance with, GAAP.

Adjusted Total Revenues, Excluding U.S. Orbera Starter Kit Sales
Adjusted total revenues, excluding U.S. Orbera starter kit sales is our GAAP total revenues excluding U.S. Orbera starter kit sales. We believe the non-GAAP financial measure included herein is helpful in understanding our current financial performance. We use this supplemental non-GAAP financial measure internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between our performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measure is not meant to be considered in isolation or as a substitute for the comparable GAAP metric. This measure should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Reconciliations for this non-GAAP financial measure to its most directly comparable GAAP financial measure is provided in this Annual Report on Form 10-K.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$64,310	100.0%	$64,650	100.0%
Cost of sales	24,578	38.2%	25,255	39.1%
Gross margin	39,732	61.8%	39,395	60.9%
Operating expenses:
Sales and marketing	32,910	51.2%	31,533	48.8%
General and administrative	13,722	21.3%	13,625	21.1%
Research and development	8,299	12.9%	7,805	12.1%
Amortization of intangible assets	7,240	11.3%	7,193	11.1%
Total operating expenses	62,171	96.7%	60,156	93.0%
Loss from operations	(22,439)	(34.9)%	(20,761)	(32.1)%
Interest expense, net	4,508	7.0%	18,168	28.1%
Other expense	41	0.1%	1,851	2.9%
Net loss before income taxes	(26,988)	(42.0)%	(40,780)	(63.1)%
Income tax expense	304	0.5%	387	0.6%
Net loss	$(27,292)	(42.4)%	$(41,167)	(63.7)%
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric, excluding U.S. Orbera starter kit sales	$13,458	$21,603	$35,061	$11,175	$16,383	$27,558	20.4%	31.9%	27.2%
U.S. Orbera starter kit sales	862	—	862	4,350	—	4,350	(80.2)%	—%	(80.2)%
Total Endo-bariatric	14,320	21,603	35,923	15,525	16,383	31,908	(7.8)%	31.9%	12.6%
Surgical	17,366	10,227	27,593	21,560	10,706	32,266	(19.5)%	(4.5)%	(14.5)%
Other	766	28	794	452	24	476	69.5%	16.7%	66.8%
Total revenues	$32,452	$31,858	$64,310	$37,537	$27,113	$64,650	(13.5)%	17.5%	(0.5)%
% Total revenues	50.5%	49.5%		58.1%	41.9%

Reconciliation of GAAP to Non-GAAP Financial Information
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure discussed above.

	Year Ended December 31,		% Increase / (Decrease)
	2017	2016
Total revenues	$64,310	$64,650	(0.5)%
Less: U.S. Orbera starter kit sales	(862)	(4,350)	(80.2)%
Adjusted total revenues, excluding U.S. Orbera starter kit sales	$63,448	$60,300	5.2%
Total revenues in 2017 were $64.3 million, compared to $64.7 million in 2016, a decrease of less than 0.5%. Adjusted total revenues, excluding U.S. Orbera starter kit sales, increased 5.2%.
Total Endo-bariatric product sales increased 12.6% to $35.9 million in 2017, compared to $31.9 million in 2016 comprising 55.9% of total revenues in 2017 compared to 49.4% in 2016. Excluding U.S. Orbera starter kit sales, total Endo-bariatric sales increased 27.2% for the year. In markets outside the U.S. ("OUS"), Endo-bariatric product sales increased 31.9% or $5.2 million in 2017 compared to 2016 primarily due to higher OverStitch sales in our direct markets. OUS direct market sales were 68.5% of total OUS Endo-bariatric product sales in 2017 compared to 65.1% in 2016. Excluding U.S. Orbera starter kit sales, U.S. Endo-bariatric product sales increased 20.4% or $2.3 million in 2017 primarily due to higher OverStitch product sales and higher Orbera product sales in the first half of 2017.
Total Surgical product sales for 2017 were $27.6 million, a decrease of 14.5%, compared to $32.3 million in 2016. The decline was primarily due to reductions in gastric banding procedures being performed in the U.S. Total OUS Surgical sales decreased 4.5% to $10.2 million for 2017 compared to $10.7 million for 2016. In the U.S. Surgical sales decreased 19.5% to $17.4 million in 2017 compared to $21.6 million for 2016.
Cost of Sales
Costs of product sales for the periods shown were as follow:

	Year ended December 31, 2017		Year ended December 31, 2016
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$15,896	24.7%	$14,184	22.0%
Start-up costs	—	—%	3,384	5.2%
Overhead	5,416	8.4%	1,918	3.0%
Change in inventory reserve	692	1.1%	3,750	5.8%
Other indirect costs	2,574	4.0%	2,019	3.1%
Total cost of sales	24,578	38.2%	25,255	39.1%
Gross Margin
Gross margin as a percentage of revenues was 61.8% for 2017 compared to 60.9% for 2016, respectively. Cost of sales included inventory impairment charges of $0.7 million and $3.8 million in 2017 and 2016, respectively. In 2016, we recorded an inventory impairment charge related to expiring finished good inventory and excess raw materials transferred from Allergan as required under the transition services agreement. Excluding inventory impairment charges, gross margin was 62.9% for 2017 and 66.7% for 2016. This decline in gross margin, excluding the impact of inventory impairment charges, is due to the ongoing shift in our product sales mix from higher margin Surgical products to Endo-bariatric products that realize lower relative gross margins. Additionally, higher shipping and warehousing costs and an increased mix of Apollo manufactured products sold, which currently provide lower gross margin due to economies of scale, contributed to the reduction in gross margin. The mix of Apollo manufactured products sold has increased as we deplete the buffer inventory we purchased as part of the planned transition from Allergan to Apollo.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $1.4 million to 51.2% of total revenues in 2017 from 48.8% in 2016 primarily due to higher incentive compensation, Orbera consumer marketing campaigns, and OverStitch physician training program costs.

General and Administrative Expense. General and administrative expense was essentially flat in 2017 as compared to 2016 as higher costs incurred to meet our public company filing requirements offset the transactions costs associated with the Lpath merger in 2016.
Research and Development Expense. Research and development expense increased $0.5 million, or 6.3%, in 2017 compared to 2016 primarily due to higher costs for new product development.
Interest Expense. Interest expense decreased $13.7 million, or 75.2%, in 2017 compared to 2016 primarily due to the elimination of non-cash interest associated with the convertible notes that converted into common stock in December 2016, including $8.7 million related to the contingent beneficial conversion features. Cash interest on our senior secured credit facility decreased $2.0 million for the full year after principal reductions of $11.0 million in the fourth quarter of 2016 and $7.0 million in the first quarter of 2017.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange gains or losses. The decrease in other expense of $1.8 million, or 97.8%, in 2017 compared to 2016 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. During 2017, unrealized exchange rate gains on these intercompany loans were $0.2 million compared to unrealized losses of $1.3 million in 2016.
Income Tax Expense. Income tax expense was $0.3 million in 2017 compared to $0.4 million in 2016. We established a valuation allowance equal to the total U.S. net deferred tax assets due to our lack of earnings history. Tax expense in 2017 and 2016 relates to foreign income taxes on income generated in our OUS tax jurisdictions.
Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$64,650	100.0%	$67,627	100.0%
Cost of sales	25,255	39.1%	20,510	30.3%
Gross margin	39,395	60.9%	47,117	69.7%
Operating expenses:
Sales and marketing	31,533	48.8%	36,004	53.2%
General and administrative	13,625	21.1%	11,412	16.9%
Research and development	7,805	12.1%	9,558	14.1%
Amortization of intangible assets	7,193	11.1%	6,826	10.1%
Total operating expenses	60,156	93.0%	63,800	94.3%
Loss from operations	(20,761)	(32.1)%	(16,683)	(24.7)%
Interest expense, net	18,168	28.1%	10,036	14.8%
Other expense	1,851	2.9%	663	1.0%
Net loss before income taxes	(40,780)	(63.1)%	(27,382)	(40.5)%
Income tax expense	387	0.6%	49	0.1%
Net loss	$(41,167)	(63.7)%	$(27,431)	(40.6)%
Product Sales
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$15,525	$16,383	$31,908	49.4%	$9,119	$8,003	$17,122	25.3%
Surgical	21,560	10,706	32,266	49.9%	34,812	12,628	47,440	70.1%
Other	452	24	476	0.7%	425	2,640	3,065	4.5%
Total revenues	$37,537	$27,113	$64,650	100.0%	$44,356	$23,271	$67,627	100.0%
% Total revenues	58.1%	41.9%			65.6%	34.4%

Endo-bariatric product sales increased $14.8 million, or 86.4%, in 2016 compared to 2015. In the U.S., sales increased $6.4 million, or 70.2%, in 2016 compared to 2015 primarily due to both the introduction of the Orbera Intragastric Balloon System in the U.S. market following approval by the FDA in August 2015 and increased sales of the OverStitch Endoscopic Suturing System. In OUS markets, sales increased $8.4 million or 104.7%, in 2016 compared to 2015 primarily due to the start of Brazil direct sales activity to us following the transition of this market activity from Allergan in November 2015 and increased OverStitch sales by our direct and distributor markets.
Surgical product sales decreased $15.2 million, or 32.0%, in 2016 compared to 2015. In the U.S., surgical product sales declined $13.3 million or 38.1%, in 2016 compared to 2015 due to the decline in gastric banding procedures being performed in the U.S. and the loss of a significant customer in the U.S. following that customer's acquisition by a third party. The significant customer represented 13% of U.S. surgical sales in the year ended December 31, 2015. In OUS markets, surgical product sales declined by $1.9 million, or 15.2%, for 2016 compared to 2015 due to the decline in gastric banding procedures being performed.
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
Gross Margin
Gross margin as a percentage of revenues was 60.9% for 2016 compared to 69.7% for 2015. During the year ended December 31, 2016, we recorded an inventory impairment charge of $3.8 million related to expiring finished goods inventory and excess raw materials transferred from Allergan in June 2016 that we were required to purchase in accordance with the transition services agreement. Excluding the impact of the inventory impairment, gross margin as a percentage of revenues was 66.7%. The remaining decline in gross margin results from the planned change in product mix to our Endo-bariatric products that carry lower margins compared to our Surgical products.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $4.5 million to 48.8% of total revenue in 2016 from 53.2% in 2015. Approximately $3.5 million of the reduction in sales and marketing expense was due to a reduction of our sales and marketing personnel, lower travel and reduced professional services spending following the completion of integration activities. The remainder of the decrease in sales and marketing expense is due to the suspension at the end of 2015 of the medical device tax originally imposed by the Affordable Care Act.
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
Interest Expense
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

Income Tax Expense
Income tax expense was $0.4 million in 2016 compared to $0 million in 2015. We established a valuation allowance equal to the total net deferred tax assets due to our lack of earnings history. Tax expense in 2016 and 2015 relates to foreign income taxes on earnings generated in our foreign subsidiaries. We began our OUS sales and distribution activities in December 2014.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $177.0 million as of December 31, 2017. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations will depend upon our level of future operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In July 2017, we completed a public offering selling 6,542,453 shares at a price of $5.50 per share, including 853,363 shares sold to the underwriters upon the full exercise of their option to purchase additional shares. The public offering generated net proceeds of approximately $33.6 million, after deducting the underwriting discount and related offering expenses.
    In December 2017, we filed a shelf registration statement on Form S-3 with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock. In December 2017, we also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of our common stock having an aggregate offering price of up to $16.0 million from time to time in an "at-the-market" program. As of the date of this filing of this Annual Report on Form 10-K, we have not sold any shares of common stock under this registration statement pursuant to the "at-the-market" program or otherwise.
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
In March 2017, we amended our senior secured credit facility pursuant to the Fifth Amendment to the Credit Agreement, the net effect of which is to improve our net liquidity by $1.0 million, reduce future interest expense and improve our financial covenants. Specifically, this amendment (i) reduced the minimum cash balance requirement to $0.0 from $8.0 million, (ii) reduced the minimum quarterly revenue requirement to $13.0 million from $18.0 million, (iii) increased the maximum debt-to-revenue ratio to 0.65 from 0.60 and (iv) required us to make a principal repayment of $7.0 million. The minimum quarterly revenue requirement will increase by $1.0 million quarterly over the remaining term of the facility, and the maximum debt-to-revenue ratio will decline gradually each quarter, from 0.65 to 0.25, over the remaining term of the facility.
In February 2018, we entered into a Sixth Amendment to the Credit Agreement which removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(13,320)	$(12,901)
Net cash used in investing activities	(2,137)	(2,165)
Net cash provided by financing activities	26,703	12,617
Effect of exchange rate changes on cash	131	(96)
Net change in cash, cash equivalents and restricted cash	$11,377	$(2,545)
Operating Activities
Cash used in operating activities of $13.3 million for 2017 was primarily the result of a net loss of $27.3 million net of non-cash charges of $12.1 million primarily related to depreciation, amortization, non-cash interest expense, inventory impairment and stock based compensation. Net loss included $2.8 million of costs associated with initial regulatory filings and corporate governance activities required of a new public company. Additionally, cash provided by operating assets and liabilities of $1.9 million related to the build-up of inventory supply in order to meet growing demand for our Endo-bariatric products offset by an increase in payables associated with the inventory build-up.
Cash used in operating activities of $12.9 million for 2016 was primarily the result of a net loss of $41.2 million net of non-cash charges of $27.5 million primarily related to depreciation, amortization, non-cash interest expense, inventory impairment and unrealized foreign exchange losses. Net loss included $3.6 million of non-recurring costs associated with the Lpath transaction. In addition, cash provided by operating assets and liabilities of $0.8 million related to the build-up of inventory supply in order to mitigate supply risks and was offset by an increase in payables associated with the inventory build-up.
Investing Activities
Cash used for investing activities of $2.1 million for 2017 was primarily related to purchases of property and equipment associated with our manufacturing facility as we expand manufacturing capability and ongoing investments in our intellectual property portfolio.
Cash used for investing activities of $2.2 million for 2016 was primarily related to ongoing investments in our intellectual property portfolio and purchases of property and equipment associated with establishing our mobile learning center in the U.S. and additional equipment for our manufacturing facility in Costa Rica.
Financing Activities
Cash provided by financing activities of $26.7 million for 2017 primarily relates to the $33.6 million in net proceeds from the July 2017 public offering of 6,542,453 shares of common stock at a price of $5.50 per share. The increase in cash was offset by a payment of $7.0 million in principal on the senior secured credit facility.
Cash provided by financing activities of $12.6 million for 2016 primarily relates to the $29.0 million in proceeds from the issuance of common stock in connection with the Merger, offset by the repayment of $11.2 million in principal and accrued interest on the senior secured credit facility. In addition, we paid $5.0 million in contingent consideration to Allergan resulting from the FDA approval of Orbera.
Future Funding Requirements
As of December 31, 2017, we had cash, cash equivalents and restricted cash balances totaling $31.4 million. As noted above, we completed a public offering in July 2017 that generated net proceeds of approximately $33.6 million and in December 2017 we filed a shelf registration statement to sell up to $50.0 million of our common stock and entered into a sales agreement to sell up to $16.0 million at a future date. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.

Any future capital requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance of our current lending facility, and the costs of establishing additional sales, marketing, distribution and manufacturing capabilities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
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

ITEM 8.  FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Apollo Endosurgery, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Austin, Texas
March 1, 2018

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
(In thousands, except for share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$30,513	$19,111
Accounts receivable, net of allowance for doubtful accounts of $452 and $479, respectively	11,729	10,509
Inventory, net	14,343	12,163
Prepaid expenses and other current assets	1,015	1,838
Total current assets	57,600	43,621
Restricted cash	905	930
Property and equipment, net of accumulated depreciation of $6,658 and $4,404, respectively	6,885	6,889
Goodwill	6,828	6,828
Intangible assets, net of accumulated amortization of $28,415 and $20,959, respectively	36,421	43,315
Other assets	422	541
Total assets	$109,061	$102,124
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,327	$13,650
Accrued expenses	7,500	6,630
Total current liabilities	25,827	20,280
Long-term debt	33,321	39,427
Total liabilities	59,148	59,707
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,291,209 and 10,688,992 shares issued and outstanding at December 31, 2017 and 2016, respectively	$17	$11
Additional paid-in capital	225,122	190,664
Accumulated other comprehensive income	1,795	1,471
Accumulated deficit	(177,021)	(149,729)
Total stockholders' equity	49,913	42,417
Total liabilities and stockholders' equity	$109,061	$102,124

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

	2017	2016
Revenues	$64,310	$64,650
Cost of sales	24,578	25,255
Gross margin	39,732	39,395
Operating expenses:
Sales and marketing	32,910	31,533
General and administrative	13,722	13,625
Research and development	8,299	7,805
Amortization of intangible assets	7,240	7,193
Total operating expenses	62,171	60,156
Loss from operations	(22,439)	(20,761)
Other expenses:
Interest expense, net	4,508	18,168
Other expense	41	1,851
Net loss before income taxes	(26,988)	(40,780)
Income tax expense	304	387
Net loss	(27,292)	(41,167)
Other comprehensive income:
Foreign currency translation	324	1,463
Comprehensive loss	$(26,968)	$(39,704)
Net loss per share, basic and diluted	$(2.01)	$(105.69)
Shares used in computing net loss per share, basic and diluted	13,565,781	389,501

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

	Redeemable Convertible Series A Preferred stock		Redeemable Convertible Series B Preferred stock		Redeemable Convertible Series C Preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015	9,588,891	$19,301	45,406,582	$72,390	37,617,334	$53,246	755,606	$1	$(25,215)	$8	$(108,562)	$11,169
Exercise of common stock options	—	—	—	—	—	—	22,964	—	53	—	—	53
Accretion of dividends on Series A preferred stock	—	940	—	—	—	—	—	—	(940)	—	—	—
Accretion of dividends on Series B preferred stock	—	—	—	4,433	—	—	—	—	(4,433)	—	—	—
Accretion of dividends on Series C preferred stock	—	—	—	—	—	3,667	—	—	(3,667)	—	—	—
Issuance of common stock	—	—	—	—	—	—	1,019,441	1	28,999	—	—	29,000
Conversion of convertible preferred stock into common stock	(9,588,891)	(11,530)	(45,406,582)	(54,241)	(37,617,334)	(45,699)	5,326,500	6	111,464	—	—	—
Conversion of convertible notes into common stock	—	—	—	—	—	—	1,269,900	1	24,004	—	—	24,005
Common stock issued for preferred stock dividends	—	(8,711)	—	(22,582)	—	(11,214)	2,000,143	2	42,505	—	—	—
Beneficial conversion feature associated with conversion of convertible notes	—	—	—	—	—	—	—	—	8,678	—	—	8,678
Business combination with Lpath, Inc.	—	—	—	—	—	—	—	—	7,087	—	—	7,087
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	1,286	—	—	1,286
Conversion of common and preferred stock warrants into common stock	—	—	—	—	—	—	294,438	—	462	—	—	462
Stock based compensation	—	—	—	—	—	—	—	—	381	—	—	381
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,463	—	1,463
Net loss	—	—	—	—	—	—	—	—	—	—	(41,167)	(41,167)
Balances at December 31, 2016	—	$—	—	$—	—	$—	10,688,992	$11	$190,664	$1,471	$(149,729)	$42,417
Exercise of common stock options	—	—	—	—	—	—	59,764	—	119	—	—	119
Issuance of common stock, net of issuance costs of $2,400	—	—	—	—	—	—	6,542,453	6	33,578	—	—	33,584
Stock based compensation	—	—	—	—	—	—	—	—	761	—	—	761
Foreign currency translation	—	—	—	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	—	—	—	(27,292)	(27,292)
Balances at December 31, 2017	—	$—	—	$—	—	$—	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2017 and 2016 (In thousands)

	2017	2016
Cash flows from operating activities:
Net loss	$(27,292)	$(41,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,717	9,092
Amortization of deferred financing costs	299	425
Non-cash interest expense	595	13,317
Change in fair value of warrant liability	—	(1,163)
Provision for doubtful accounts receivable	180	331
Change in inventory reserve	692	3,750
Stock based compensation	761	381
Foreign exchange on short-term intercompany loans	(193)	1,332
Changes in operating assets and liabilities:
Accounts receivable	(916)	(426)
Inventory	(2,850)	(3,054)
Prepaid expenses and other assets	948	327
Accounts payable and accrued expenses	4,739	3,954
Net cash used in operating activities	(13,320)	(12,901)
Cash flows from investing activities:
Purchases of property and equipment	(1,564)	(1,028)
Purchase of intangibles and other assets	(573)	(1,337)
Acquisitions, net of cash acquired	—	200
Net cash used in investing activities	(2,137)	(2,165)
Cash flows from financing activities:
Proceeds from exercise of stock options	119	53
Proceeds from issuance of common stock	33,584	29,000
Payments of deferred financing costs	—	(216)
Payment of debt	(7,000)	(11,220)
Payment of contingent consideration	—	(5,000)
Net cash provided by financing activities	26,703	12,617
Effect of exchange rate changes on cash	131	(96)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,377	(2,545)
Cash, cash equivalents and restricted cash at beginning of year	20,041	22,586
Cash, cash equivalents and restricted cash at end of year	$31,418	$20,041

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,775	$5,791
Cash paid for income taxes	274	318

Supplemental disclosure of non-cash investing and financing activity:
Conversion of convertible notes into common stock	$—	$24,005
Conversion of preferred stock and accumulated dividends into common stock	—	153,977
Reclassification of warrant liability to equity	—	1,286
Conversion of common and preferred stock warrants to common stock	—	462
Accretion of dividends on preferred stock	—	9,040
Beneficial conversion feature on convertible notes	—	8,678

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes "Apollo" and the "Company" refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices that can be used for the treatment of obesity and other gastrointestinal procedures. The Company develops and distributes minimally invasive surgical and non-surgical products for bariatric and gastrointestinal procedures that are used by general surgeons, bariatric surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and the many co-morbidities associated with obesity.
The Company's core products include the Orbera® Intragastric Balloon System, the OverStitch™ Endoscopic Suturing System (together the "Endo-bariatric" products) and the Lap-Band® adjustable gastric banding system ("Surgical" products). All devices are regulated by the United States Food and Drug Administration (the "FDA") or an equivalent regulatory body outside the U.S. The Company's products are sold throughout the world with direct sales markets in the U.S., Europe, Australia, Brazil and Canada. The Company also has a manufacturing facility located in Costa Rica.
In December 2016, the Company completed its business combination with Lpath, Inc. ("Lpath"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated September 8, 2016 (the "Merger"). Under the terms of the Merger Agreement, each share of Apollo common stock was converted into Lpath common stock at an exchange rate of approximately 0.3163 per Apollo share ("Exchange Ratio") and the $0.0001 par value of Apollo common stock was adjusted to the Lpath $0.001 par value. Immediately following the Merger, the Company effected a reverse stock split at a ratio of one new share for every five and one-half shares of its common stock outstanding (the "1:5.5 Reverse Stock Split"). No fractional shares were issued and instead, stockholders received cash in the amount they would have been entitled to receive. The accompanying financial statements and notes to the consolidated financial statements give retroactive effect to the common stock conversion ratio and reverse stock split for all periods presented, including common stock warrants. Following the Merger, Lpath was renamed "Apollo, Endosurgery, Inc." and its common stock began trading on The Nasdaq Global Market under the symbol "APEN".
(2) Significant Accounting Policies
(a)   Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
(b)   Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, useful lives of intangibles and long-lived assets, stock compensation, deferred tax asset valuation, long-lived asset and goodwill impairment, allowance for doubtful accounts, and valuation of inventory.
(c)   Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity at date of purchase of three months or less to be cash equivalents.
(d)   Restricted Cash
The Company entered into irrevocable letters of credit with three banks to secure obligations under lease agreements and performance based obligations. These letters of credit are secured by cash balances totaling $905 and $930 which are recorded in restricted cash on the balance sheet as of December 31, 2017 and 2016, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(e)    Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management's evaluation of the collectability of accounts receivable. Accounts receivable are written off when it is determined amounts are uncollectible. The recorded allowance for doubtful accounts was $452 and $479 as of December 31, 2017 and 2016, respectively. Accounts receivable of $238 and $482 were written off during the years ended December 31, 2017 and 2016, respectively.
(f)   Inventory
Inventory is stated at the lower of cost or market, net of any allowances. Charges for excess and obsolete inventory are based on specific identification of obsolete inventory items and an analysis of inventory items approaching expiration date. We record estimated excess and obsolescence charges to cost of sales. The Company's inventories are stated using the weighted average cost approach, which approximates actual costs.
(g)   Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $33,158 at December 31, 2017 and $40,518 at December 31, 2016.  Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(h)   Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated straight-line over the shorter of the estimated useful life or the life of the lease. Major renewals and betterments are capitalized. Validation costs (including materials and labor) that are required to bring machinery to working condition are capitalized. Expenditures for repairs and maintenance and minor replacements are charged to expense as incurred.
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
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(j)    Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. For annual and interim goodwill impairment tests, the Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company's evaluation of goodwill completed on December 31, 2017 and 2016 resulted in no impairment losses.
Definite-lived intangible assets consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software which are amortized over their estimated useful lives. Costs to extend the lives of and renew patents and trademarks are capitalized when incurred.
(k)   Valuation of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flows may differ from actual cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company's evaluation of long-lived assets for the years ended December 31, 2017 and 2016 resulted in no impairment losses.
(l)   Revenue Recognition
The Company's principal source of revenues is from the sale of its products. Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Generally, these conditions are met upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products.
Customers and distributors generally have the right to return or exchange products purchased from the Company for up to thirty days from the date of product shipment. At the end of each period, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges and a reserve is recorded against revenue recognized.
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
(n)   Stock-based Compensation Plans
The Company recognizes compensation costs for all stock-based awards based upon each award's estimated fair value as determined on the date of grant. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Black-Scholes option-pricing model requires management to make various assumptions, including valuing the Company's common stock which was done by an independent valuation firm using a blend of an income approach, market approach and cost approach before the Company became public on December 29, 2016. Compensation cost is recognized on a straight-line basis over the respective vesting period of the award. Adjustments for actual forfeitures are made in the period which they occur.
(o)   Advertising
The Company expenses advertising costs as incurred. The Company incurred approximately $3,295 and $3,484 in advertising costs during the years ended December 31, 2017 and 2016, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

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
(q)  Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed a medical device excise tax (MDET) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the U.S. In December 2015, the medical device tax was suspended for two years and thus no tax was imposed during 2016 or 2017. On January 22, 2018 the moratorium on this tax was extended through December 31, 2019.
(r)   Foreign Currency
The Company is exposed to foreign currency exchange risk as foreign subsidiaries generally operate and utilize functional currencies in local currencies other than the U.S. Dollar, which is the Company's reporting currency. The Company translates foreign assets and liabilities at exchange rates in effect at the balance sheet dates, and the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company does not hedge foreign currency translation risk in the net assets and income it reports from these sources. Exchange rate fluctuations on short-term intercompany loans are included in other expense in the consolidated statement of operations and comprehensive loss.
(s)    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services which replaces most existing revenue recognition guidance in GAAP. The Company adopted this new standard on January 1, 2018 using the modified retrospective method and applied this method only to contracts that were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. Management has assessed the Company's revenue recognition practices and concluded that there is no material impact from the new revenue recognition standard.
The Company also adopted the provisions of ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") and ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") as of January 1, 2017 which resulted in no material impact on the Company's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. The guidance removes step two of the

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for annual and interim reporting in fiscal years beginning after December 15, 2019. Early adoption is permitted. The effect of ASU 2017-04 on the Company's financial statements will be dependent on any future impairments.
(3) Acquisitions
On December 29, 2016, the Company completed a business combination with Lpath, Inc. ("Lpath"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated September 8, 2016 (the "Merger").
The following summary pro forma condensed consolidated financial information reflects the Merger with Lpath as if it had occurred on January 1, 2016 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the Merger in fact occurred on January 1, 2016, and is not intended to project the Company's results of operations for any future period.
Pro forma condensed consolidated financial information for 2016 (unaudited):

Year Ended December 31, 2016
Pro form combined revenues	$64,945
Pro forma combined net loss	$(33,269)
Pro forma combined loss per share	$(3.11)

Pro forma combined net loss includes adjustments to remove transactions costs of $5,140 for the year ended December 31, 2016 because they will not have a continuing impact on operations, and reduces historical interest expense by $13,258 for the year ended December 31, 2016 due to the conversion of the convertible notes and warrants.
(4) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At December 31, 2017, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $31,418. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
The Company had no customers that comprised a concentration greater than 10% of the Company's total accounts receivable or revenues as of or for the years ended December 31, 2017 and 2016.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(5) Inventory
Inventory consists of the following as of December 31:

	2017	2016
Raw materials	$4,937	$5,031
Work in progress	493	346
Finished goods	10,947	10,520
Less inventory reserve	(2,034)	(3,734)
Total inventory, net	$14,343	$12,163

The Company recorded an inventory impairment charge of $692 and $3,750 and for the year ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, the Company disposed of $2,392 of expired product which was fully reserved. Finished goods included $430 of consigned inventory at December 31, 2017.
(6) Property and Equipment
Property and equipment consists of the following as of December 31:

	Depreciable Lives	2017	2016
Equipment	5 years	$5,501	$4,949
Furniture, fixtures and tooling	4 - 8 years	3,524	3,533
Computer hardware	3 - 5 years	1,223	1,057
Leasehold improvements	3 - 5 years	1,424	1,149
Construction in process		1,871	605
		13,543	11,293
Less accumulated depreciation		(6,658)	(4,404)
Property and equipment, net		$6,885	$6,889

The Company recorded depreciation expense of $2,250 and $1,862 for the years ended December 31, 2017 and 2016, respectively. There were no impairment charges for the years ended December 31, 2017 or 2016. The Company capitalized interest of $109 for the year ended December 31, 2016 related to our manufacturing facility in Costa Rica before manufacturing commenced in June 2016 and disposed of $1,270 of property and equipment which was fully depreciated as of December 31, 2016 and no longer being utilized by the Company.
(7) Goodwill and Other Intangible Assets
The following table reflects the changes in goodwill for the years ended December 31, 2017 and 2016:

December 31, 2015	$184
Goodwill associated with Lpath, Inc. merger	6,644
December 31, 2016	$6,828
December 31, 2017	$6,828

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

Other intangible assets consist of the following as of December 31:

	Useful Life	2017	2016
Customer relationships	9 years	$30,300	$30,300
Lap-Band technology	10 years	15,500	15,500
Orbera technology	12 years	4,600	4,600
Trade names	10 years	7,900	7,900
Patents and trademarks	5 years	4,579	4,178
Other	1 - 4 years	1,957	1,796
		64,836	64,274
Less accumulated amortization		(28,415)	(20,959)
		$36,421	$43,315

Amortization expense related to the above intangible assets was $7,467 and $7,230 during 2017 and 2016, respectively. Additionally, we capitalized $401 and $1,271 related to the extension and renewal of our patents and trademarks during 2017 and 2016, respectively.
Amortization for the next five years is as follows:

2018	$7,378
2019	7,022
2020	6,577
2021	6,317
2022	5,864
Thereafter	3,263
Total	$36,421

(8) Accrued Expenses
Accrued expenses consist of the following as of December 31:

	2017	2016
Accrued employee compensation and expenses	$4,243	$3,040
Accrued professional service fees	522	1,521
Accrued returns and rebates	438	366
Accrued insurance and taxes	527	256
Other	1,770	1,447
Total accrued expenses	$7,500	$6,630

(9) Convertible Notes
From July through November 2015, the Company entered into various convertible note purchase agreements which resulted in gross proceeds of $22,166. The notes accrued interest at a rate of 6% per annum which was added to the outstanding amount until conversion. Interest accrued for the notes was $1,326 for the year ended December 31, 2016. The notes had an optional voluntary conversion feature in which the holder could convert the notes into the Company's Series C preferred stock at a rate of 115% times the sum of the outstanding principal and unpaid accrued interest at the issuance price of $1.2223 per share on or after July 29, 2016. Alternatively, the notes converted into common stock or preferred stock equal to a range of 115% to 150% of the sum of outstanding principal and interest upon certain contingent qualifying events such as a public offering or liquidation event. The intrinsic value of this beneficial conversion feature was $3,325 upon issuance of the notes and

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

was recorded as additional paid-in capital on the statement of changes in redeemable preferred stock and stockholders' equity and as a debt discount which accreted to interest expense through the first optional conversion date of July 29, 2016. Interest expense included discount amortization of $2,073 for the year ended December 31, 2016. The debt discount was fully amortized at July 29, 2016.
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
(10) Long-Term Debt
Long-term debt consists of the following as of December 31:

	2017	2016
Senior secured credit facility	$32,000	$39,000
Payment-in-kind interest	2,223	2,046
Discount on long-term debt	(534)	(952)
Deferred financing costs	(368)	(667)
Long-term debt	$33,321	$39,427

On February 27, 2015, the Company entered into a senior secured credit facility (the "Credit Facility") with a lender to borrow $50,000 which is payable in a lump sum on February 27, 2020. The Credit Facility is secured by all of the Company's assets and has priority over all other debt. The Credit Facility bears interest at 10.5% per annum. In the first year, 7% cash interest was paid quarterly and 3.5% of payment-in-kind was added to the outstanding debt. After March 15, 2016, 10.5% of interest became payable in cash on a quarterly basis. An additional 2% of the outstanding amount will be due at end of the loan term. The Company is accruing this additional payment-in-kind interest as interest expense using the effective interest rate method. The Company used $39,500 of these proceeds in 2015 to pay off the previous outstanding long-term debt. In October 2016, the Company issued a warrant to purchase 163,915 shares of common stock with an exercise price of $21.29 per share. These warrants remain outstanding and are included in Note 11(c).
The Credit Facility includes covenants and terms that place certain restrictions on the Company's ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, or make capital expenditures. The Credit Facility also includes financial covenants including minimum consolidated quarterly revenue, consolidated debt to revenue ratio and provides certain limited cure provisions in the event these requirements are not met.
On March 7, 2017, the Company entered into a Fifth Amendment (the "Fifth Amendment") to the senior secured credit facility (the "Credit Agreement") with its lender, Athyrium Opportunities II Acquisition LP ("Athyrium") which adjusted the quarterly revenue and debt to revenue covenant requirements, eliminated the minimum cash requirement and required a principal payment of $7,000. Unamortized deferred financing costs of $113 and unamortized discount of $162 were written off in March 2017 in connection with the principal repayment of $7,000.
As of December 31, 2017, the Company was in compliance with the financial covenants. On February 28, 2018, the Company entered into a Sixth Amendment to the Credit Agreement (see note 20).
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

Prior to the Merger, the Company had authorized 107,574,742 shares of preferred stock, of which 10,006,345 shares were designated as Series A convertible preferred stock ("Series A"), 45,431,126 shares were designated as Series B convertible preferred stock ("Series B") and 52,137,271 shares were designated as Series C convertible preferred stock ("Series C"). Holders of the preferred stock were entitled to receive dividends out of any assets legally available for payment of cumulative dividends at the annual rate of 8%.
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
Immediately prior to the Merger, the Company issued and sold an aggregate of 1,019,441 shares of common stock for approximately $29,000.
(c)    Warrants
Warrants consist of the following as of December 31, 2017:

Warrant Expiration Date	Number of shares	Exercise price per share
September 25, 2019	47,520	$258.72
December 29, 2021	40,456	$13.70
February 27, 2022	163,915	$21.29
Total number of warrants outstanding	251,891
Weighted average exercise price of warrants outstanding		$64.86

There were no warrants exercised in 2017 and 12,017 expired during the year ended December 31, 2017.
(12) Stock Option Plans
(a) Plans
2006 Plan
The Company's 2006 Equity Incentive Plan (the "2006 Plan") covers employees, consultants, and nonemployee directors of the Company and provides for the grant of incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted were determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2006 Plan is 10 years from the date of grant. Options generally vest over a period of time, typically not more than 5 years. The Company also has the right of first refusal for any proposed disposition of shares under the 2006 Plan. Under certain circumstances, the Company may repurchase previously granted options or shares issued upon the exercise of a previously granted option. The 2006 Plan expired in May 2016.
Lpath Plan
The Lpath Amended and Restated 2005 Equity Incentive Plan (the "Lpath Plan") allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Lpath's common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the company's common stock. All stock options granted to date have a 10 year life and vest over 0 to 5 years. As of December 31, 2017, all options under the Lpath Plan had expired.
2016 Plan
The Company's 2016 Equity Incentive Plan (the "2016 Plan") covers employees, consultants, and nonemployee directors of the Company and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards to purchase shares of the Company's common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

term of options granted under the 2016 Plan is ten years from the date of grant. Options generally vest over a period of time, typically not more than five years.

2017 Plan
The Company's 2017 Equity Incentive Plan ("2017 Plan") was approved on June 9, 2017 by the Company's stockholders. The 2017 plan covers employees, consultants, and nonemployee directors of the Company and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards, and other stock awards to purchase shares of the Company's common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2017 Plan is ten years from the date of grant. Options generally vest over a period of time, typically not more than five years. The plan's reserve is automatically increased by 4% of the total number of shares outstanding at the prior year end for a period of ten years. Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
The 2017 Plan replaced the Company's 2016 Plan, which was the successor to the 2006 Plan, and the Lpath Plan (collectively, the Lpath Plan, with the 2016 Plan and the 2006 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
As of December 31, 2017, the Company has 768,523 shares of common stock reserved for issuance under the 2017 Plan.
(b) Stock Option Activity
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of December 31, 2017 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	1,016,647	$2.94	7.0 years	$9,343
Options granted	828,319	$6.81
Options exercised	(59,764)	$2.10
Options forfeited	(394,774)	$5.49
Options outstanding, December 31, 2017	1,390,428	$4.64	7.0 years	$2,432
Options vested and expected to vest	1,390,428	$4.64	7.0 years	$2,432
Options exercisable	675,943	$3.03	4.9 years	$1,769

The fair value for options under the Equity Plans was estimated at the date of grant using the Black-Scholes option pricing model in valuing its stock awards. Prior to the Merger, the value of the Company's common stock was determined by an independent valuation firm using a blend of an income approach, market approach and cost approach. The Black-Scholes model requires estimating dividend yield, volatility, risk-free rate of return during the service period and the expected term of the award. The expected dividend yield assumption is based on the Company’s expectation of zero future dividend payouts. The volatility assumption is based on the historical volatilities of the Company’s common stock and of comparable public companies. The risk free rate of return assumption utilizes yields on U.S. treasury zero-coupon bonds with maturity that is commensurate with the expected term for awards issued to employees and the contractual term for awards issued to non-employees. The expected term is derived using the simplified method and represents the weighted average period that the stock awards are expected to remain outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2017	2016
Risk free interest rate	1.9%	1.4%
Expected dividend yield	—%	—%
Estimated volatility	61.7%	57.0%
Expected life	5.4 years	5.5 years

Additional information regarding options is as follows:

	2017	2016
Stock compensation cost	$761	$381
Weighted-average grant date fair value of options granted during the period	$3.75	$1.22
Aggregate intrinsic value of options exercised during the period	$231	$42

The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2017 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2017 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Annually the Company grants options that would vest only upon the Company's achievement of certain global revenue and EBITDA targets and in 2017, 78,170 options were determined to have met the underlying conditions. The remaining performance shares were forfeited.
Unrecognized compensation expense related to unvested options was approximately $2,125 at December 31, 2017, with a remaining amortization period of less than 2.9 years.
In addition, the Company granted 64,512 time-based restricted stock units in 2017 with a weighted-average grant date fair value of $5.65 of which 61,198 were outstanding as of December 31, 2017. Intrinsic value of the restricted stock units was zero and unrecognized compensation expense related to unvested restricted stock units was approximately $283 at December 31, 2017, with a remaining amortization period of 3.1 years.
(13) Commitments
(a)   Lease Commitments
The Company has entered into various lease agreements for its office space in Texas, California, the United Kingdom, Australia, Italy, and Brazil, and for the manufacturing facility located in Costa Rica. The Company also has various lease agreements for equipment and vehicles.
Lease expense for the years ended December 31, 2017 and 2016 was $1,769 and $1,120, respectively. Certain of these leases contain scheduled rent increases which are included in lease expense and recognized using the straight-line method over the term of the leases.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

At December 31, 2017, minimum rental commitments under non-cancelable operating leases payable over the next five years are as follows:

2018	$1,779
2019	1,068
2020	535
2021	391
2022	—
Thereafter	—
Total	$3,773

(b)   Risk Management
The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.
(c)   Employment Agreements
Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for three to twelve months following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for three to twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or for good reason within twelve months following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer's outstanding unvested options at the time of such termination.
(d)   Litigation
Management believes there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(14) Contingencies
Accounts payable includes $8,505 related to inventory and transition services provided during 2015 and 2016 previously reflected as a payable to related parties.  The provider of these services is no longer considered a related party as the transition service period ended December 2, 2015.  The payment of these charges is contingent upon resolution of audit findings related to the transition agreements.

(15) Defined Contribution Plan
The Company sponsors defined contribution plans for employees in the U.S. and Europe. The cost of these plans, including employer contributions, was $645 and $553 for the years ended December 31, 2017 and 2016 respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(16) Income Taxes
Income tax expense of $304 and $387 for the years ended December 31, 2017 and 2016, respectively is composed of foreign income taxes on earnings generated in the foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31 are as follows:

	2017	2016
Deferred tax assets:
Capitalized transaction costs	$415	$686
Intangible assets	2,418	2,794
Inventory valuation	506	1,371
Research and development credit	3,241	2,796
Foreign timing differences	(17)	117
Unremitted foreign earnings	(438)	100
Other	952	1,121
Net operating loss carryforwards	34,887	44,087
	41,964	53,072

Deferred tax liabilities:
Depreciable assets	(47)	(288)
	(47)	(288)
Total net deferred tax assets	41,917	52,784
Less valuation allowance	(41,917)	(52,784)
Net deferred tax assets (liabilities)	$—	$—

The Company has established a valuation allowance equal to the total net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382. The valuation allowance decreased by $10,867 during the year ended December 31, 2017, primarily as a result of changes in net operating loss and new tax legislation.
As of December 31, 2017, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	2017	2016
Tax at U.S. statutory rate of 34%	(9,176)	$(13,865)
State taxes, net of deferred benefit	(866)	(1,061)
Foreign tax rate differential	(451)	422
Foreign taxes	—	91
Permanent differences	726	3,942
Research and development tax credit	(444)	(240)
Other	1,045	204
Unremitted foreign earnings	(757)	—
Valuation allowance - current year	9,332	—
Change in valuation allowance	(20,199)	10,894
Federal tax rate change	21,094	—
Income tax expense	$304	$387

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $146,693 which will expire in varying amounts beginning in 2025 if not utilized. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. The Company had state net operating loss carryforwards of approximately $66,987 which will begin to expire in varying amounts beginning in 2019. The Company had foreign net operating losses of approximately $4,422 which begin to expire in varying amounts beginning in 2020, if not utilized.
New Tax Legislation
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act") which makes significant changes in the U.S. tax law including a reduction in the corporate tax rates from 35% to 21%. The lowering of the corporate tax rate reduced the Company's net U.S. deferred tax assets by $21,094. Because the Company previously established a valuation allowance equal to its total U.S. net deferred tax assets, the enactment of the new tax law also reduced its valuation allowance and had no net impact on earnings.
The legislation also introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision and the application of ASC 740, Income Taxes. The Company is allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period cost when incurred, or 2) factoring such amounts into the Company’s measurement of its deferred taxes. GILTI depends not only on the Company's current structure and estimated future income, but also its intent and ability to modify the structure or business. The Company has chosen to treat GILTI as a current-period cost when incurred.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the implication of U.S. GAAP in situations when the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and provides a one-year measurement period to complete the accounting required under ASC 740. The Company has not completed its accounting for the income tax effects of the Tax Act. The Company will report amounts as needed in the first reporting period during the measurement period in which the Company obtains necessary information and is able to complete its analysis of each respective item impacted by the Tax Act.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

(17) Net Loss Per Share
The basic and diluted net loss per common share presented in the consolidated statement of operations and comprehensive loss is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, restricted stock units, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31
	2017	2016
Warrants for common stock	251,891	263,856
Common stock options	1,390,428	1,016,647
Restricted stock units	61,198	—
	1,703,517	1,280,503

(18) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $177,021 as of December 31, 2017. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.
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
On February 27, 2015, the Company entered into a Credit Facility (see note 10) which requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision rights, the repayment of the Credit Facility could be accelerated at the lender's discretion. The Company believes its existing cash and cash equivalents and product revenues, including our recent funding in July, will be sufficient to meet liquidity and capital requirements for at least the next twelve months.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017 and 2016
(In thousands, except for share data)

Product sales by product group and geographic market, based on the location of the customer, for the periods shown were as follows:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	14,320	21,603	$35,923	55.9%	15,525	16,383	31,908	49.4%
Surgical	17,366	10,227	27,593	42.9%	21,560	10,706	32,266	49.9%
Other	766	28	794	1.2%	452	24	476	0.7%
Total revenues	$32,452	$31,858	$64,310	100.0%	$37,537	$27,113	$64,650	100.0%
% Total revenues	50.5%	49.5%			58.1%	41.9%

The following table represents property and equipment, net based on the physical geographic location of the asset:

	2017	2016
U.S.	$2,855	$2,426
Costa Rica	3,748	4,195
Other	282	268
Total property and equipment, net	$6,885	$6,889

(20) Subsequent Events
On February 28, 2018, the Company entered into a Sixth Amendment to the Credit Agreement with its lender, Athyrium Opportunities II Acquisition LP ("Athyrium") which removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.

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
 On December 29, 2016, the Company completed its business combination with what was then known as “Apollo Endosurgery, Inc.” (“Private Apollo”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among the Company, Lpath Merger Sub, Inc. (“Merger Sub”), and Private Apollo (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Apollo, with Private Apollo surviving as a wholly owned subsidiary of the Company (the “Merger”). Prior to the completion of the merger KPMG LLP served as the auditor of Private Apollo.
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

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2017 our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control-Integrated

Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Since we are a smaller reporting company, the rules of the Securities and Exchange Commission permits us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Apollo have been detected.
ITEM 9B. OTHER INFORMATION
Amendment to Credit Agreement
On February 28, 2018, the Company entered into an agreement with its lender, Athyrium Opportunities II Acquisition LP (“Athyrium”), to amend the terms of its senior secured credit facility, due February 2020, pursuant to the Sixth Amendment to the Credit Agreement (the “Amendment”).  Specifically, the Amendment removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.  The description of the Amendment included herein is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.2* hereto and is incorporated herein by reference.
2017 Bonuses and 2018 Compensation Changes
On February 28, 2018, upon the recommendation of the Compensation Committee of the Board of Directors of the Company (the “Board”), the Board approved (i) cash bonuses with respect to 2017 performance, (ii) annual salaries for 2018 (effective retroactively to January 1, 2018), (iii) target performance bonus percentages for 2018, and (iv) equity awards for the Company’s Chief Executive Officer, Chief Financial Officer and other named executive officers (as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”).
 The following table sets forth the amounts approved by the Board for each of the named individuals set forth below:

Name and Title		2018 Salary		Equity Awards (2)
	2017 Bonus		Target Bonus (% of 2018 Salary)	Options (3)	Restricted Stock Units (4)
Todd Newton Chief Executive Officer and Director	$100,000	$412,000	60%	86,250	28,750
Stefanie L. Cavanaugh Chief Financial Officer, Treasurer and Secretary	$52,805	$288,000	35%(1)	32,438	5,858
Charles Tribié(5) Executive Vice President of Operations	$59,850	—	—%	—	—

(1) Ms. Cavanaugh’s target bonus eligibility is unchanged from the prior year.
(2) The grant date of the equity awards is February 28, 2018. The Board granted the equity awards pursuant to the Company’s 2017 Equity Incentive Plan and the related forms of Option Agreement, Restricted Stock Unit Agreement and Grant Notice previously filed with the SEC.
(3) Each option will have an exercise price equal to the closing price of the Company’s common stock on The Nasdaq Global Market on the grant date. The shares underlying each option will vest as to 25% after one year following the grant date, and the remainder will vest in equal monthly installments over the following three years.
(4) The shares subject to each restricted stock unit award will vest in equal annual installments over four years from the grant date.
(5) On February 20, 2018, Charles Tribié provided notice of his resignation effective March 15, 2018.
PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, (the "2018 Proxy Statement") and the information to be included in the 2018 Proxy Statement is incorporated by reference.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules
1.Financial Statements
The financial statements of Apollo Endosurgery, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2017:
2.Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	Form 8-K	001-35706	2.1	September 8, 2016

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017

4.1	Form of Common Stock Certificate of the registrant	Form 10-Q	001-35706	4.1	May 4, 2017

4.2	Form of Warrant Issued to Investors in the September 2014 Offering.	Form 8-K	001-35706	4.1	September 22, 2014

4.3	Form of Warrant issued to Maxim Group LLC in the September 2014 Offering.	Form 8-K	001-35706	4.2	September 22, 2014

4.4	Form of Warrant issued to Torreya Capital.	Form S-4	333-214059	4.7	October 11, 2016

4.5	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015.	Form S-4	333-214059	4.8	October 11, 2016

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
4.6	Third Amended and Restated Investors' Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto.	Form S-4	333-214059	4.9	October 11, 2016

10.1	Credit Agreement, dated February 27, 2015, by and among the Company, Athyrium Opportunities II Acquisition LP, as administrative agent, the guarantors party thereto, and the other lenders from time to time party thereto, as amended or supplemented on May 8, 2015, July 29, 2015, March 8, 2016,October 10, 2016 and March 7, 2017, together with the Exhibits, Schedules and Annexes thereto.	Form 8-K	001-35706	10.1	March 8, 2017

10.2*	Sixth Amendment to Credit Agreement with Athyrium dated February 28, 2018

10.3 #	Form of Indemnity Agreement between Apollo Endosurgery, Inc. and its executive officers and directors.	Form 8-K	001-35706	10.1	January 3, 2017

10.4 #	Employment Agreement, dated June 1, 2014, as amended May 19, 2016, between Apollo Endosurgery, Inc. and Todd Newton.	Form S-4	333-214059	10.17	October 11, 2016

10.5 #	Offer Letter, dated November 19, 2014, between Apollo Endosurgery, Inc. and Bret Schwartzhoff.	Form S-4	333-214059	10.18	October 11, 2016

10.6 #	Offer Letter, dated March 2, 2015, between Apollo Endosurgery, Inc. and Stefanie Cavanaugh.	Form 8-K	001-35706	10.6	January 3, 2017

10.7	Office Lease Agreement, dated as of July 16, 2012, between Apollo Endosurgery, Inc., as Tenant, and Aslan IV Austin, LLC as Landlord, subsequently assigned to DPF Cityview LP.	Form S-4	333-214059	10.19	October 11, 2016

10.8	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	Form S-4	333-214059	10.20	October 11, 2016

10.9 + +	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	Form S-4	333-214059	10.21	November 14, 2016

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.10 #	Tribie offer letter, dated March 21, 2014	Form 10-K	001-35706	10.26	March 24, 2017

10.11 #	Gostout offer letter, dated December 9, 2016

10.12 #	Separation, Severance and General Release Agreement, dated November 13, 2017, by and between Apollo Endosurgery, Inc. and Dennis McWilliams	Form 8-K	001-35706	10.1	November 17, 2017

10.13 #	Transition Services Agreement, dated November 15, 2017, by and between Apollo Endosurgery, Inc. and Dennis McWilliams	Form 8-K	001-35706	10.2	November 17, 2017

10.14 #	2017 Bonus Plan	Form 8-K	001-35706	10.1	June 1, 2017

10.15 #	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	Form 8-K	001-35706	10.1	June 13, 2017

10.16 #	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	Form 8-K	001-35706	10.2	June 13, 2017

10.17 #	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan.	Form 8-K	001-35706	10.3	June 13, 2017

10.18 #	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	Form S-4	333-214059	10.2	October 11, 2016

10.19 #	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	Form S-4	333-214059	10.2	October 11, 2016

10.20 #	Lpath, Inc. Amended and Restated 2005 Equity Incentive Plan	Schedule 14-A	001-35706	Appendix A	April 27, 2015

16.1	Letter dated January 20, 2017 from Moss Adams LLP to SEC	Form 8-K	001-35706	16.1	January 20, 2017

21.1	List of Subsidiaries	Form S-4	333-214059	21.1	October 11, 2016

23.1 *	Consent of KPMG LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

#    Management contract or compensation plan or arrangement

*    Provided herewith.

 + +    Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 1, 2018 by the undersigned thereto.

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

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

Signature	Title	Date

/s/ Todd Newton	Chief Executive Officer and Director	March 1, 2018
Todd Newton	(Principal Executive Officer)

/s/ Stefanie Cavanaugh	Chief Financial Officer, Treasurer and Secretary	March 1, 2018
Stefanie Cavanaugh	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	March 1, 2018
Chrissy Citzler-Carr	(Principal Accounting Officer)

/s/ Richard J. Meelia	Chairman of the Board	March 1, 2018
Richard J. Meelia

/s/ Rick Anderson	Director	March 1, 2018
Rick Anderson

/s/ Matthew S. Crawford	Director	March 1, 2018
Matthew S. Crawford

/s/ John Creecy	Director	March 1, 2018
John Creecy

/s/ William D. McClellan, Jr.	Director	March 1, 2018
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Director	March 1, 2018
R. Kent McGaughy, Jr.

/s/ David Pacitti	Director	March 1, 2018
David Pacitti

/s/ Bruce Robertson, PH.D.	Director	March 1, 2018
Bruce Robertson, Ph.D.