Form 10-Q
period 2018-03-31
Apollo Endosurgery, Inc.
filed 2018-05-03
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 17,509,449 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,341	$30,513
Accounts receivable, net of allowance for doubtful accounts of $483 and $452, respectively	11,860	11,729
Inventory, net	15,443	14,343
Prepaid expenses and other current assets	1,255	1,015
Total current assets	50,899	57,600
Restricted cash	916	905
Property and equipment, net of accumulated depreciation of $7,184 and $6,658, respectively	6,879	6,885
Goodwill	6,828	6,828
Intangible assets, net of accumulated amortization of $30,263 and $28,415, respectively	34,693	36,421
Other assets	404	422
Total assets	$100,619	$109,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,840	$18,327
Accrued expenses	6,842	7,500
Total current liabilities	25,682	25,827
Long-term debt	33,118	33,321
Total liabilities	58,800	59,148
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,335,627 and 17,291,209 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17	17
Additional paid-in capital	225,548	225,122
Accumulated other comprehensive income	1,409	1,795
Accumulated deficit	(185,155)	(177,021)
Total stockholders' equity	41,819	49,913
Total liabilities and stockholders' equity	$100,619	$109,061

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$15,743	$14,517
Cost of sales	6,553	5,096
Gross margin	9,190	9,421
Operating expenses:
Sales and marketing	9,245	8,274
General and administrative	3,319	4,187
Research and development	2,456	1,957
Amortization of intangible assets	1,802	1,814
Total operating expenses	16,822	16,232
Loss from operations	(7,632)	(6,811)
Other expenses:
Interest expense, net	960	1,481
Other income	(516)	(125)
Net loss before income taxes	(8,076)	(8,167)
Income tax expense	58	50
Net loss	$(8,134)	$(8,217)
Other comprehensive income (loss):
Foreign currency translation	(386)	142
Comprehensive loss	$(8,520)	$(8,075)
Net loss per share, basic and diluted	$(0.47)	$(0.77)
Shares used in computing net loss per share, basic and diluted	17,299,414	10,694,221

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2018
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	44,418	—	103	—	—	103
Stock based compensation	—	—	323	—	—	323
Foreign currency translation	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(8,134)	(8,134)
Balances at March 31, 2018	17,335,627	$17	$225,548	$1,409	$(185,155)	$41,819

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,134)	$(8,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,358	2,399
Amortization of deferred financing costs	58	172
Non-cash interest expense	92	284
Change in inventory reserve	102	80
Stock based compensation	323	110
Foreign currency exchange on short-term intercompany loans	(403)	(236)
Changes in operating assets and liabilities:
Accounts receivable	62	658
Inventory	(1,206)	514
Prepaid expenses and other assets	(210)	(131)
Accounts payable and accrued expenses	272	916
Net cash used in operating activities	(6,686)	(3,451)
Cash flows from investing activities:
Purchases of property and equipment	(1,173)	(253)
Purchase of intangibles and other assets	(120)	(177)
Net cash used in investing activities	(1,293)	(430)
Cash flows from financing activities:
Proceeds from exercise of stock options	103	21
Payments of deferred financing costs	(353)	—
Payment of debt	—	(7,000)
Net cash used in financing activities	(250)	(6,979)
Effect of exchange rate changes on cash	68	53
Net decrease in cash, cash equivalents and restricted cash	(8,161)	(10,807)
Cash, cash equivalents and restricted cash at beginning of year	31,418	20,041
Cash, cash equivalents and restricted cash at end of period	$23,257	$9,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$889	$1,057
Cash paid for income taxes	14	18

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
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices. The Company's products are used by general surgeons, bariatric surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and the many co-morbidities associated with obesity as well as various other gastrointestinal conditions.
The Company's core products include the Orbera® Intragastric Balloon System, the OverStitch™ Endoscopic Suturing System (together the "Endo-bariatric" products) and the Lap-Band® Adjustable Gastric Banding System ("Surgical" products). In the U.S., the Company also offers Orbera® Coach, an aftercare program. All devices are regulated by the United States Food and Drug Administration (the "FDA") or an equivalent regulatory body outside the U.S. The Company's products are sold throughout the world with direct sales markets in the U.S., Europe, Australia, Brazil and Canada. The Company also has a manufacturing facility located in Costa Rica.
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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include revenue recognition, useful lives of intangible assets and long-lived assets, valuation of inventory, allowance for doubtful accounts, stock compensation, and deferred tax asset valuation.
(b)   Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications of prior period amounts have been made to conform to the current presentation.
(c)    Revenue Recognition
The Company's principal source of revenue is from the sale of its products. Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in an exchange for those goods. Generally, these conditions are met under the Company's agreements with most customers upon product shipment.  This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment.  Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products.
Customers and distributors generally have the right to return or exchange products purchased from the Company for up to thirty days from the date of product shipment. At the end of each period, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges. Certain customers may receive volume rebates or discounts, which are accounted for as

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.
We record deferred revenues when cash payments are received or due in advance of the transfer of goods.
The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis. Accordingly, such amounts are excluded from revenues.  Amounts billed to customers related to shipping and handling are included in revenues. Shipping and handling costs related to revenue producing activities are included in cost of sales.
(d)    Recent Accounting Pronouncements
On January 1, 2018, the Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company adopted this new standard using the modified retrospective method and applied this method only to contracts that were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. There was no material impact on the Company's financial statement upon adoption of the new revenue recognition standard.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for annual and interim reporting in fiscal years beginning after December 15, 2019.
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, restricted cash, and accounts receivable. At March 31, 2018, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $23,257. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(4) Inventory
Inventory consists of the following as of:

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$5,649	$4,937
Work in progress	401	493
Finished goods	11,529	10,947
Less inventory reserve	(2,136)	(2,034)
Total inventory, net	$15,443	$14,343

The Company recorded an inventory impairment charge of $102 and $80 for the three months ended March 31, 2018 and 2017, respectively. Finished goods included $379 of consigned inventory at March 31, 2018.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

(5) Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued employee compensation and expenses	$3,442	$4,243
Accrued professional service fees	492	522
Accrued returns and rebates	402	438
Accrued insurance and taxes	736	527
Other	1,770	1,770
Total accrued expenses	$6,842	$7,500

(6) Long-Term Debt
Long-term debt consists of the following as of:

	March 31, 2018	December 31, 2017
	(unaudited)
Senior secured credit facility	$32,000	$32,000
Payment-in-kind interest	2,254	2,223
Discount on long-term debt	(473)	(534)
Deferred financing costs	(663)	(368)
Long-term debt	$33,118	$33,321

On February 28, 2018, the Company entered into a Sixth Amendment to the Credit Agreement with its lender, Athyrium Opportunities II Acquisition LP ("Athyrium") which removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.
As of March 31, 2018, the Company was in compliance with the financial covenants.
(7) Stock Based Compensation
In June 2017, the 2017 Equity Incentive Plan (the "2017 Plan") was approved by the Company's stockholders and replaced the Company's 2016 Equity Incentive Plan (the "2016 Plan"), which was the successor to the 2006 Stock Option Plan ("the 2006 Plan")(collectively with the 2016 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of March 31, 2018 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	1,390,428	$4.64	7.0 years	$2,432
Options granted	580,901	$6.58
Options exercised	(44,418)	$2.32
Options forfeited	(20,410)	$4.35
Options vested and expected to vest, March 31, 2018	1,906,501	$5.29	7.7 years	$2,888
Options exercisable	715,925	$3.60	5.0 years	$2,149

Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of options by means of a net exercise will be deducted from the shares available under the 2017 Plan.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk free interest rate	2.7%	2.1%
Expected dividend yield	—%	—%
Estimated volatility	63.2%	63.9%
Expected life	5.8 years	6.0 years

Additional information regarding options is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Weighted-average grant date fair value of options granted during the period	$3.86	$6.99
Aggregate intrinsic value of options exercised during the period	$170	$93

The total compensation cost recognized for stock-based awards was $323 for the three months ended March 31, 2018 and $110 for the three months ended March 31, 2017.
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2018 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2018 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has 248,500 options outstanding to purchase common shares that vest upon the Company's achievement of certain revenue targets for calendar year 2018. Achievement of the performance targets deemed probable are included in total stock compensation expense.
Unrecognized compensation expense related to unvested options was approximately $4,041 at March 31, 2018, with a remaining amortization period of 3.2 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of March 31, 2018 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2017	61,198	$5.60	$343
Restricted stock units granted	58,863	$6.58
Restricted stock units forfeited	(894)	$6.50
Unvested units, March 31, 2018	119,167	$6.08	$747

Unrecognized compensation expense related to unvested restricted stock units was approximately $621 at March 31, 2018, with a remaining amortization period of 3.2 years.
(8) Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of March 31, 2018, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)

As of March 31, 2018, the Company has not completed its accounting for the tax effects of the Tax Cut and Jobs Act but has made reasonable estimates of the effects on the remeasurement of its deferred tax assets and liabilities as well as its transition tax liability. The Company will continue to make and refine its calculations as additional analysis is completed. No revisions were recorded during the three months ended March 31, 2018.
(9) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statements of operations and comprehensive loss is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, restricted stock units, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2018	2017
Warrants for common stock	251,891	252,021
Common stock options	1,525,688	1,146,196
Restricted stock units	80,579	—
	1,858,158	1,398,217

(10) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $185,155 as of March 31, 2018. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In December 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which permits the offering, issuance and sale by it of up to $50,000 of its common stock. In December 2017, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of its common stock of up to $16,000 from time to time in an "at-the-market" program. During the three months ended March 31, 2018, the Company has not sold any shares of common stock under this registration statement.
In February 2015, the Company entered into the Credit Agreement that requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. In February 2018, the Company entered into a Sixth Amendment to the Credit Agreement that removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision right, the repayment of the Credit Facility could be accelerated at the lender's discretion. The Company believes it has sufficient liquidity and sources of liquidity to meet its cash requirements for at least the next twelve months.
(11) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $32,144 at March 31, 2018. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(12) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
Endo-bariatric	$4,108	$6,188	$10,296	65.4%	$3,496	$3,838	$7,334	50.5%
Surgical	2,938	2,266	5,204	33.1%	4,097	2,923	7,020	48.4%
Other	233	10	243	1.5%	157	6	163	1.1%
Total revenues	$7,279	$8,464	$15,743	100.0%	$7,750	$6,767	$14,517	100.0%
% Total revenues	46.2%	53.8%			53.4%	46.6%
Total distributor sales were 19.7% and 18.8% of total OUS revenues for the three months ended March 31, 2018 and 2017, respectively. The largest individual country outside the U.S. was 7.7% and 7.8% of total revenues for the three months ended March 31, 2018 and 2017, respectively.
The following table represents property and equipment, net based on the physical geographic location of the asset:

	March 31, 2018	December 31, 2017
	(unaudited)
United States	$3,085	$2,855
Costa Rica	3,538	3,748
Other	256	282
Total property and equipment, net	$6,879	$6,885

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 with the Securities and Exchange Commission ("SEC"). “Apollo,” Lap-Band®, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.
Overview
We are a medical technology company primarily focused on the design, development and commercialization of innovative medical devices. We develop and distribute devices for minimally invasive surgical and non-surgical bariatric and gastrointestinal procedures that are used by general surgeons, bariatric surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and many co-morbidities associated with obesity as well as various other gastrointestinal conditions.
Our three core products are the Orbera Intragastric Balloon System, the OverStitch Endoscopic Suturing System, and The Lap-Band Adjustable Gastric Banding System. Our strategic focus and the majority of our future revenue growth is expected to come from our Endo-bariatric product portfolio, which consists of the Orbera and OverStitch flexible endoscopy systems. Prior to 2017, the majority of our revenues came from Surgical product sales, which is comprised of the Lap-Band System and accessory products.
We have sales distribution offices in England, Australia, Italy, and Brazil that oversee regional sales and distribution activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our Endo-bariatric products and our Surgical products. In our direct markets, product sales are made to end customers. In other markets, we sell our products to distributors who resell our products to end customers. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars. In the U.S., we also offer Orbera® Coach, an online portal subscription that helps facilitate aftercare for Orbera patients.
Cost of Sales
Prior to June 2016, our inventory was purchased from third-party suppliers, and our cost of sales consisted of this purchase price for inventory plus excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Since June 2016, we began product manufacturing activity and cost of sales now also includes raw materials, labor, and manufacturing overhead for some of our products. We also continue to purchase some of our products. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Manufacturing overhead is a significant portion of our cost of sales. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Cost of sales for the products we now manufacture may be higher than the costs incurred when we acquired inventory from third parties in the past. Additionally, we expect our gross margin will continue to be impacted by the shift in revenue mix from the declining but higher gross margin Surgical products to lower gross margin but high-growth Endo-bariatric products. Over the next two years, we expect gross margin to improve as we complete certain identified Endo-bariatric gross margin improvement projects and improve capacity utilization of our manufacturing facility. Comparability of cost of sales between periods could also be affected by inventory valuation allowances related to obsolete or excess inventory.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock based compensation, for personnel employed in corporate management, finance, legal, compliance, information technology and human resource departments. General and administrative expense also includes facilities cost, legal fees, insurance, audit fees, bad debt expense and costs related to the development and protection of our intellectual property portfolio.
Research and Development Expense
Research and development expense includes product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expense also includes compensation and stock based compensation expense for personnel dedicated to these activities. Research and development expense may fluctuate between periods dependent on the activity in the period associated with our various product development and clinical obligations.
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
Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in markets OUS. The Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 as discussed in Note 2(c). Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in an exchange for those goods. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to thirty days from the date of product shipment. Distributors, who resell the products to their customers, take title to products and assume all risks of ownership at the time of shipment and are obligated to pay within specified terms regardless of when, if ever, they sell their products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges. We classify any shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$15,743	100.0%	$14,517	100.0%
Cost of sales	6,553	41.6%	5,096	35.1%
Gross margin	9,190	58.4%	9,421	64.9%
Operating expenses:
Sales and marketing	9,245	58.7%	8,274	57.0%
General and administrative	3,319	21.1%	4,187	28.8%
Research and development	2,456	15.6%	1,957	13.5%
Amortization of intangible assets	1,802	11.4%	1,814	12.5%
Total operating expenses	16,822	106.9%	16,232	111.8%
Loss from operations	(7,632)	(48.5)%	(6,811)	(46.9)%
Interest expense, net	960	6.1%	1,481	10.2%
Other income	(516)	(3.3)%	(125)	(0.9)%
Net loss before income taxes	(8,076)	(51.3)%	(8,167)	(56.3)%
Income tax expense	58	0.4%	50	0.3%
Net loss	$(8,134)	(51.7)%	$(8,217)	(56.6)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
Endo-bariatric	4,108	6,188	10,296	3,496	3,838	7,334	17.5%	61.2%	40.4%
Surgical	2,938	2,266	5,204	4,097	2,923	7,020	(28.3)%	(22.5)%	(25.9)%
Other	233	10	243	157	6	163	48.4%	66.7%	49.1%
Total revenues	$7,279	$8,464	$15,743	$7,750	$6,767	$14,517	(6.1)%	25.1%	8.4%
% Total revenues	46.2%	53.8%		53.4%	46.6%
Total revenues in the first quarter of 2018 were $15.7 million, compared to $14.5 million in the first quarter 2017, an increase of 8.4%. Foreign currency fluctuations increased total revenues $0.6 million.
Total Endo-bariatric product sales increased 40.4% to $10.3 million in the first quarter of 2018 compared to $7.3 million in the first quarter of 2017. OUS Endo-bariatric product sales increased 61.2% or $2.4 million due to increases in OverStitch product sales as well as higher average selling prices and increased unit sales resulting from the Orbera365™ product introduction in Europe, which began in the fourth quarter of 2017. U.S. Endo-bariatric product sales increased 17.5%, or $0.6 million in the first quarter of 2018 compared to the same quarter of 2017 primarily due to higher volume and average selling prices of our OverStitch products. Consolidated Endo-bariatric product sales comprised 65.4% of total revenues in the first quarter of 2018 compared to 50.5% in the same period of 2017.
    Total Surgical product sales decreased $1.8 million, or 25.9% in the first quarter 2018 compared to the first quarter of 2017 due to reductions in gastric banding procedures being performed. Total OUS Surgical sales decreased $0.6 million, or 22.5% to $2.3 million in the first quarter of 2018 compared to $2.9 million for the first quarter of 2017. U.S. Surgical product sales decreased $1.2 million, or 28.3% to $2.9 million for the first quarter of 2018 compared to $4.1 million for the first quarter of 2017.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,513	28.7%	$3,484	24.0%
Overhead	1,270	8.1%	971	6.7%
Change in inventory reserve	102	0.6%	80	0.5%
Other indirect costs	668	4.2%	561	3.9%
Total cost of sales	$6,553	41.6%	$5,096	35.1%
Gross Margin
Gross margin for the first quarter of 2018 was 58.4%, compared to 64.9% for the first quarter of 2017 as a result of a greater proportion of our overall product sales coming from our Endo-bariatric products, which realize a lower gross margin than our Surgical products.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $1.0 million due to expansion of our OUS sales and marketing organization, higher sales incentive compensation, and increased Orbera direct to consumer program spend in the U.S.
General and Administrative Expense. General and administrative expense decreased $0.9 million due to lower legal and accounting costs in the first quarter of 2018 when compared to the first quarter of 2017 when the Company incurred costs associated with initial regulatory filings and corporate governance activities required of a new public company.
Research and Development Expense. Research and development expense increased $0.5 million due to higher clinical trial activities in connection with the Orbera post-approval study, the MERIT-Trial, and the AGA (American Gastroenterological Association) registry.

Loss from Operations.
Loss from operations for the three months ended March 31, 2018 and 2017 was $7.6 million and $6.8 million, respectively.
Other Expenses
Interest Expense. Interest expense for the first quarter of 2018 decreased $0.5 million when compared to the first quarter of 2017 due to lower interest charges as a result of a $7.0 million principal payment in March 2017.
Other Income. Other income primarily consists of realized and unrealized foreign exchange gains and losses. The increase in other income of $0.4 million for the three months ended March 31, 2018, compared to the same period in 2017 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S. dollars payable by Apollo’s foreign subsidiaries.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $185.2 million as of March 31, 2018. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations will depend upon our level of future operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. We believe we have sufficient liquidity and sources of liquidity to meet our cash requirements for at least the next twelve months.
In December 2017, we filed a shelf registration statement on Form S-3 with the SEC, which permits the offering, issuance and sale by us of up to $50.0 million of our common stock. In December 2017, we also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of our common stock of up to $16.0 million from time to time in an "at-the-market" program. During the three months ended March 31, 2018, we have not sold any shares of common stock under this registration statement.
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
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,686)	$(3,451)
Net cash used in investing activities	(1,293)	(430)
Net cash used in financing activities	(250)	(6,979)
Effect of exchange rate changes on cash	68	53
Net change in cash, cash equivalents and restricted cash	$(8,161)	$(10,807)
Operating Activities
Cash used in operating activities of $6.7 million for the three months ended March 31, 2018 was primarily the result of a net loss of $8.1 million net of non-cash charges of $2.5 million primarily related to depreciation, amortization, foreign currency on intercompany loans and stock based compensation. Additionally, cash used by operating assets and liabilities of $1.1 million related to working capital changes primarily due to an increase in inventory purchases.

Cash used in operating activities of $3.5 million for the three months ended March 31, 2017 was primarily the result of a net loss of $8.2 million net of non-cash charges of $2.8 million primarily related to depreciation, amortization, and non-cash interest expense. Additionally, cash provided by operating assets and liabilities of $2.0 million related to working capital changes primarily associated with inventory as we reduced our levels of inventory built up in previous periods to mitigate supply risks as we scaled our manufacturing capability.
Investing Activities
Cash used for investing activities increased $0.9 million to $1.3 million for the three months ended March 31, 2018 primarily due to equipment purchases related to our product development and gross margin improvement activities. Cash used for investing activities of $0.4 million for the three months ended March 31, 2017 related to purchases of equipment for our manufacturing facility and ongoing investments in our intellectual property portfolio.
Financing Activities
Cash used in financing activities of $0.3 million for the three months ended March 31, 2018 related to the debt issuance costs associated with an amendment to our senior secured credit facility. Cash used in financing activities of $7.0 million for the three months ended March 31, 2017 related to repayment of $7.0 million principal on the senior secured credit facility.
Future Funding Requirements
As of March 31, 2018, we had cash, cash equivalents and restricted cash balances totaling $23.3 million. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.
In December 2017, we filed a shelf registration statement to sell up to $50.0 million of our common stock and entered into a sales agreement that allows us to sell up to $16.0 million of our common stock at a future date.
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
Recent Accounting Pronouncements
See Note 2(d) to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of recently enacted accounting pronouncements.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Our Business
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2017 and 2016, we had net losses of $27.3 million and $41.2 million, respectively, and for the three months ended March 31, 2018 we had a net loss of $8.1 million. As of March 31, 2018, we had an accumulated deficit of $185.2 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
It is important to our business that we continue to build a market for Endo-bariatric procedures within the bariatric market. The bariatric market is traditionally a surgical market. Our Endo-bariatric products offer non-surgical and less-invasive weight loss solutions and technology that enable new options for physicians treating their patients who suffer from obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endo-bariatric market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate physician and patient needs;

•	effectively train physicians on how to use our products and achieve good patient outcomes;

•	effectively communicate with patients and educate them on the benefits of Endo-Bariatric procedures;

•	influence procedure adoption in a timely manner;

•	develop clinical data that demonstrate the safety and efficacy of the procedures that use our products;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	be FDA - compliant with marketing of new devices or modified products;

•	receive adequate coverage and reimbursement for procedures performed with our products; and

•	successfully train the sales and marketing team to effectively support our market development efforts.

If we are unsuccessful in developing and commercializing the Endo-Bariatric market, our ability to increase our revenue will be impaired.
Adverse U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endo-bariatric products, such as the Orbera managed weight loss system, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. The gastric banding procedure that uses our Lap-Band system is generally covered by most insurance programs that cover bariatric procedures, however, a gastric banding procedure is an elective procedure and may also require significant copay and other out of pocket expenses by the patient. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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
Our surgical products consist of the Lap-Band System and related laparoscopic accessories. In the past, a significant portion of our revenue has come from our surgical products. Revenue from the surgical product portfolio has been decreasing due to a shift in procedure mix to bariatric stapling procedures such as sleeve gastrectomy or gastric bypass procedures. It is important to our long-term growth to stabilize revenue from our surgical product business so that the decline of our surgical products business does not offset growth from other parts of our business.
There can be no assurance that we will be able to stabilize the declining revenue for our surgical products. Our surgical product revenue in 2017 was $27.6 million, compared with $32.3 million in 2016.
We are dependent on certain suppliers and supply disruptions could materially adversely affect our business and future growth.
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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and activities of other industry participants. Many of the companies developing or marketing bariatric surgical products are large divisions of publicly-traded companies including the Ethicon division of Johnson & Johnson and the Covidien division of Medtronic PLC. In addition, there are several other publicly-traded or privately-held companies with whom we compete depending on the market, including Obalon Therapeutics, Inc., ReShape Lifesciences, Inc., Spatz Laboratories, Cousin BioTech and Medical Innovation Development (Midband).
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
*If we experience significant disruptions in our and/or our third-party service providers' information technology systems, our business may be adversely affected.
We depend on information technology systems for the efficient functioning of our business, including but not limited to accounting, data storage, compliance, sales operations and inventory management. A number of information technology systems in use to support our business operations are owned and/or operated by third-party service providers over whom we have no or very limited control, and upon whom we have to rely to maintain business continuity procedures and adequate security controls to ensure high availability of their information technology systems and to protect our proprietary information. While we will attempt to mitigate interruptions, they could still occur and disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions to our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.
*The ability to protect our or our third-party service providers' information systems and electronic transmissions of sensitive and/or proprietary data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.
We rely on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers and prospective product end-users. A security breach of this infrastructure, including physical or electronic break-ins, computer viruses, malware attacks by hackers and similar breaches, may cause all or portions of our or our third-party providers' systems to be unavailable, create system disruptions or shutdowns, and lead to erasure of critical data and software or unauthorized disclosure of confidential information. We invest in security technology to protect our data against risks of data security breaches and cyber-attacks, and we have implemented solutions, processes, and procedures to help mitigate these risks at various locations, such as encryption, virus protection, security firewalls and information security and privacy policies.
Nonetheless, our or our third-party service providers' information technology and infrastructure are subject to attacks by hackers and may be breached due to inadequacy of the protective measures undertaken, employee errors or omissions, malfeasance or other disruptions. The age of our or our third-party providers' information technology systems, as well as the level of protection and business continuity or disaster recovery capability, varies significantly by application software and third-party service provider, and there can be no guarantee that any such measures, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information, protected health information, or personal data of European Union residents) could harm our reputation, compel us to comply with disparate state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we or our third-party providers are unable to prevent security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may be subject to additional legal claims or proceedings, or we may suffer loss of reputation, financial loss and other regulatory penalties, which could have a material adverse impact on our business, financial condition and results of operations. Hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. In addition, a data security breach could distract management or other key personnel from performing their primary operational duties, impair our ability to transact business with our customers, lose access to critical data or systems, or compromise confidential information including trade secrets and other intellectual property, any of which may harm our competitive position, require us to allocate more resources to improved security technologies, or otherwise adversely affect our business.
In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the new EU General Data Protection Regulation ("GDPR") that will become effective on May 25, 2018 imposes significant obligations on many U.S. companies, including us, to protect the personal information of European citizens. GDPR may be interpreted and applied in a manner that is inconsistent with our data practices and that our practices will be found to be non-compliant with this regulation. If so, this could result in government-imposed fines or orders requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k) cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Of our products, Lap-Band and Orbera are class III products and have been approved through the FDA's PMA process and our OverStitch products are class II and have been cleared through the 510(k) process. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
We have entered into consulting agreements with physicians, including some who influence the ordering and use of our products. While we believe these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, should the government take the position that these transactions are prohibited arrangements that must be restructured or discontinued, we could be subject to significant penalties. The medical device industry’s relationship with physicians is under increasing scrutiny by the OIG, the DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies could significantly harm our business.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events. For instance in February 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August 2017, the FDA issued an update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with liquid-filled intragastric balloon system used to treat obesity. Future safety alerts or other communication from FDA may subject us to adverse publicity that could harm our business.
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
In addition, the FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by the Company or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspection observations or product safety issues, could result in any of the following enforcement actions:

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

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.
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
For example, in December 2016, the 21st Century Cures Act was enacted into law. The Act includes many provisions that impact the regulation of medical devices. For example, the Act includes provisions regarding, among other things:

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
We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates. We may face significant risks if we fail to comply with the FCPA and other similar foreign antibribery laws. Although we have implemented safeguards and training, including company policies requiring our employees, distributors, consultants and agents to comply with the FCPA and similar laws, our international operations nonetheless present a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
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
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.
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
Our ability to continue as a going concern may require us to obtain additional financing to fund our operations. We may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations and clinical studies;

•	continue our research and development activities;

•	support and expand ongoing manufacturing activities;

•	defend, in litigation or otherwise, any claims that our products infringe on third-party patents or other intellectual property rights;

•	enforce our patent and other intellectual property rights;

•	address legal or enforcement actions by the FDA or other governmental agencies and remediate underlying problems;

•	commercialize our new products in development, if any such products receive regulatory clearance or approval for commercial sale; and

•	acquire companies or products and in-license products or intellectual property.
We believe that our existing cash and cash equivalents, revenue, proceeds from recent sales of common stock and available debt and equity financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the scope, rate of progress and cost of our clinical studies;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that our product infringes third-party patents or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, products liability claims;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the scope, rate of progress and cost to expand ongoing manufacturing activities;

•	costs associated with any product recall that may occur;

•	the effect of competing technological and market developments;

•	the extent to which we acquire or invest in products, technologies and businesses; and

•	the costs of operating as a public company.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage medical device, pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	a slowdown in the medical device industry or the general economy;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	performance of third parties on whom the we may rely, including for the manufacture of the components for our products, including their ability to comply with regulatory requirements;

•	the results of our current and any future clinical trials of our devices;

•	unanticipated or serious safety concerns related to the use of any of our products;

•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

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
We will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Our executive officers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations are expected to increase our legal and financial compliance costs and to make some other activities more time consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
As of March 31, 2018, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017

10.1+*	2018 Bonus Plan

10.2+*	John Molesphini Offer Letter

10.3	Sixth Amendment to Credit Agreement with Athyrium dated February 28, 2018	Form 10-K		10.2	March 1, 2018

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)