Form 10-Q
period 2018-06-30
Apollo Endosurgery, Inc.
filed 2018-08-08
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 21,878,896 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,377	$30,513
Accounts receivable, net of allowance for doubtful accounts of $565 and $452, respectively	11,497	11,729
Inventory, net	14,952	14,343
Prepaid expenses and other current assets	1,295	1,015
Total current assets	62,121	57,600
Restricted cash	1,068	905
Property and equipment, net of accumulated depreciation of $7,636 and $6,658, respectively	6,910	6,885
Goodwill	6,828	6,828
Intangible assets, net of accumulated amortization of $32,088 and $28,415, respectively	33,116	36,421
Other assets	387	422
Total assets	$110,430	$109,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,345	$18,327
Accrued expenses	7,325	7,500
Total current liabilities	21,670	25,827
Long-term debt	33,306	33,321
Total liabilities	54,976	59,148
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,877,332 and 17,291,209 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	22	17
Additional paid-in capital	248,336	225,122
Accumulated other comprehensive income	1,792	1,795
Accumulated deficit	(194,696)	(177,021)
Total stockholders' equity	55,454	49,913
Total liabilities and stockholders' equity	$110,430	$109,061

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$15,788	$17,109	$31,531	$31,626
Cost of sales	6,607	6,636	13,160	11,732
Gross margin	9,181	10,473	18,371	19,894
Operating expenses:
Sales and marketing	8,489	8,580	17,734	16,854
General and administrative	3,249	3,248	6,568	7,435
Research and development	3,154	2,285	5,610	4,242
Amortization of intangible assets	1,802	1,827	3,604	3,641
Total operating expenses	16,694	15,940	33,516	32,172
Loss from operations	(7,513)	(5,467)	(15,145)	(12,278)
Other expenses:
Interest expense, net	1,019	1,046	1,979	2,516
Other expense	981	282	465	168
Net loss before income taxes	(9,513)	(6,795)	(17,589)	(14,962)
Income tax expense	28	63	86	113
Net loss	$(9,541)	$(6,858)	$(17,675)	$(15,075)
Other comprehensive income (loss):
Foreign currency translation	383	243	(3)	385
Comprehensive loss	$(9,158)	$(6,615)	$(17,678)	$(14,690)
Net loss per share, basic and diluted	$(0.53)	$(0.64)	$(1.00)	$(1.41)
Shares used in computing net loss per share, basic and diluted	18,005,759	10,702,627	17,654,777	10,700,431

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2018
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	260,797	—	687	—	—	687
Issuance of restricted stock units	16,236	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Stock based compensation	—	—	675	—	—	675
Foreign currency translation	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,675)	(17,675)
Balances at June 30, 2018	21,877,332	$22	$248,336	$1,792	$(194,696)	$55,454

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,675)	$(15,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,687	4,877
Amortization of deferred financing costs	144	215
Non-cash interest expense	194	392
Provision for doubtful accounts receivable	105	36
Change in inventory reserve	261	169
Stock based compensation	675	327
Foreign currency exchange on short-term intercompany loans	494	(74)
Changes in operating assets and liabilities:
Accounts receivable	(90)	(2,014)
Inventory	(1,010)	653
Prepaid expenses and other assets	(266)	119
Accounts payable and accrued expenses	(3,734)	4,839
Net cash used in operating activities	(16,215)	(5,536)
Cash flows from investing activities:
Purchases of property and equipment	(1,490)	(1,046)
Purchases of intangibles and other assets	(406)	(329)
Net cash used in investing activities	(1,896)	(1,375)
Cash flows from financing activities:
Proceeds from exercise of stock options	687	46
Proceeds from the issuance of common stock	21,857	—
Payments of deferred financing costs	(353)	—
Payment of debt	—	(7,000)
Net cash provided by (used in) financing activities	22,191	(6,954)
Effect of exchange rate changes on cash	(53)	64
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,027	(13,801)
Cash, cash equivalents and restricted cash at beginning of year	31,418	20,041
Cash, cash equivalents and restricted cash at end of period	$35,445	$6,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,799	$1,966
Cash paid for income taxes	42	37

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
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices. The Company's products are used by surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and the many co-morbidities associated with obesity as well as to treat various other gastrointestinal conditions.
The Company's core products include the OverStitch™ Endoscopic Suturing System, our Intragastric Balloon System products (most often branded as Orbera®), which together comprise the Company's Endo-bariatric" products and the Lap-Band® Adjustable Gastric Banding System ("Surgical" products). In the U.S., the Company also offers Orbera® Coach, a digital and remotely delivered aftercare program.
The Company has sales distribution offices in England, Australia, Italy and Brazil that oversee regional sales and distribution activities outside the U.S., a manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
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
Customers and distributors generally have the right to return or exchange products purchased from the Company for up to thirty days from the date of product shipment. At the end of each period, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges. Certain customers may receive volume rebates or discounts, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.
We record deferred revenues when cash payments are received in advance of the transfer of goods.

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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02") which requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term which will require companies to recognize most leases on the balance sheet, thereby increasing reported assets and liabilities. ASU 2016-02 will be effective for the Company on January 1, 2019. Upon initial evaluation, the Company believes the key change upon adoption will be the balance sheet recognition. The income statement recognition of lease expense appears similar to the Company's current methodology. The Company is continuing to evaluate other potential impacts on the consolidated financial statements.
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
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, restricted cash, and accounts receivable. At June 30, 2018, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $35,445. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(4) Inventory
Inventory consists of the following as of:

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$5,092	$4,937
Work in progress	449	493
Finished goods	11,603	10,947
Less inventory reserve	(2,192)	(2,034)
Total inventory, net	$14,952	$14,343

The Company recorded an inventory impairment charge of $159 and $261 for the  three and six months ended June 30, 2018, respectively. Finished goods included $364 of consigned inventory at June 30, 2018. In the six months ended June 30, 2018, the Company disposed of $103 of expired product which was fully reserved.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
(5) Accrued Expenses
Accrued expenses consist of the following as of:

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued employee compensation and expenses	$3,650	$4,243
Accrued professional service fees	935	522
Accrued returns and rebates	361	438
Accrued insurance and taxes	687	527
Other	1,692	1,770
Total accrued expenses	$7,325	$7,500

(6) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2018	December 31, 2017
	(unaudited)
Senior secured credit facility	$32,000	$32,000
Payment-in-kind interest	2,294	2,223
Discount on long-term debt	(411)	(534)
Deferred financing costs	(577)	(368)
Long-term debt	$33,306	$33,321

On February 28, 2018, the Company entered into a Sixth Amendment to the Credit Agreement with its lender, Athyrium Opportunities II Acquisition LP ("Athyrium") which removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.
As of June 30, 2018, the Company was not in compliance with the financial covenants and in July 2018 entered into a Waiver Agreement ("Waiver") with Athyrium that increased the maximum debt-to-revenue ratio for the three months ended June 30, 2018 to 0.56 from 0.53 and waived the existing default under such ratio. As a condition to the effectiveness of the Waiver, the Company prepaid $1,500 of the principal amount outstanding under the Credit Agreement, together with accrued interest and certain fees and expenses.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of June 30, 2018 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	1,390,428	$4.64	7.0 years	$2,432
Options granted	580,901	$6.58
Options exercised	(260,797)	$2.63
Options forfeited	(50,092)	$5.10
Options vested and expected to vest, June 30, 2018	1,660,440	$5.62	8.3 years	$2,940
Options exercisable	596,676	$4.31	6.7 years	$1,839
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk free interest rate	2.7%	1.9%
Expected dividend yield	—%	—%
Estimated volatility	63.2%	65.3%
Expected life	5.8 years	3.2 years

Additional information regarding options is as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Weighted-average grant date fair value of options granted during the period	$3.86	$3.28
Aggregate intrinsic value of options exercised during the period	$859	$151

The total compensation cost recognized for stock-based awards was $352 and $675 for the three and six months ended June 30, 2018 and $217 and $327 for the three and six months ended June 30, 2017.
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2018 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2018 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has 243,500 options outstanding to purchase common shares that vest upon the Company's achievement of certain revenue targets for calendar year 2018. Achievement of the performance targets deemed probable are included in total stock compensation expense.
Unrecognized compensation expense related to unvested options was approximately $3,578 at June 30, 2018, with a remaining amortization period of 3.1 years.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
A summary of the restricted stock unit activity under the Company's Equity Plans as of June 30, 2018 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2017	61,198	$5.60	$343
Restricted stock units granted	58,863	$6.58
Restricted stock units vested	(16,236)	$6.24
Restricted stock units forfeited	(4,117)	$6.53
Unvested units, June 30, 2018	99,708	$6.04	$696

Unrecognized compensation expense related to unvested restricted stock units was approximately $537 at June 30, 2018, with a remaining amortization period of 3.2 years.
(8) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2018 and 2017 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of June 30, 2018, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
As of June 30, 2018, the Company has not completed its accounting for the tax effects of the Tax Cut and Jobs Act but has made reasonable estimates of the effects on the remeasurement of its gross presentation of deferred tax assets and liabilities as well as its transition tax liability. The Company will continue to make and refine its calculations as additional analysis is completed but expects no change in its net domestic deferred tax asset, which is currently $0. No revisions were recorded during the six months ended June 30, 2018.
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
Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants for common stock	251,891	251,943	251,891	256,460
Common stock options	1,660,440	1,304,881	1,475,235	1,212,484
Restricted stock units	99,708	15,566	80,946	7,826
	2,012,039	1,572,390	1,808,072	1,476,770

(10) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $194,696 as of June 30, 2018. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
In December 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which permits the offering, issuance and sale by it of up to $50,000 of its common stock. In December 2017, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of its common stock of up to $16,000 from time to time in an "at-the-market" program. The "at-the-market" program was terminated in June 2018 following the below public offering of common stock, although the sales agreement remains in effect.
In June 2018, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC and completed a public offering of 4,309,090 shares of common stock at a price of $5.50 per share, including 562,055 shares issued upon the full exercise of the underwriter's option to purchase additional shares, resulting in net proceeds of $21,857, after deducting underwriting discounts and expenses.
In February 2015, the Company entered into the Credit Agreement that requires the Company to meet minimum revenue requirements and other covenants each quarter and provides a cure provision in the event this requirement is not met. In February 2018, the Company entered into a Sixth Amendment to the Credit Agreement that removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision right, the repayment of the Credit Facility could be accelerated at the lender's discretion. For the quarter ended June 30, 2018, the Company did not achieve the maximum debt-to-revenue requirement and received a waiver from the lender for this noncompliance. The Company believes it has sufficient liquidity and sources of liquidity to meet its cash requirements for at least the next twelve months.
(11) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $31,116 at June 30, 2018. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$2,655	$2,825	$5,480	34.7%	$2,034	$1,956	$3,990	23.3%
IGB	1,675	3,609	5,284	33.5%	2,052	3,477	5,529	32.3%
Endo-bariatric	4,330	6,434	10,764	68.2%	4,086	5,433	9,519	55.6%
Surgical	2,631	2,093	4,724	29.9%	4,752	2,636	7,388	43.2%
Other	292	8	300	1.9%	194	8	202	1.2%
Total revenues	$7,253	$8,535	$15,788	100.0%	$9,032	$8,077	$17,109	100.0%
% Total revenues	45.9%	54.1%			52.8%	47.2%

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$5,152	$6,095	$11,247	35.7%	$3,722	$3,111	$6,833	21.6%
IGB	3,286	6,527	9,813	31.1%	3,860	6,160	10,020	31.7%
Endo-bariatric	8,438	12,622	21,060	66.8%	7,582	9,271	16,853	53.3%
Surgical	5,569	4,359	9,928	31.5%	8,849	5,559	14,408	45.6%
Other	525	18	543	1.7%	351	14	365	1.2%
Total revenues	$14,532	$16,999	$31,531	100.0%	$16,782	$14,844	$31,626	100.0%
% Total revenues	46.1%	53.9%			53.1%	46.9%
_________________________________________
Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB").

Total distributor sales were 22.5% and 29.0% of total OUS revenues for the three months ended June 30, 2018 and 2017, respectively, and 21.1% and 24.3% for the six months ended June 30, 2018 and 2017, respectively. Sales in the next largest individual country outside the U.S. were 8.8% and 6.7% of total revenues for the three months ended June 30, 2018 and 2017, respectively and 8.0% and 7.2% for the six months ended June 30, 2018 and 2017, respectively.
The following table represents property and equipment, net based on the physical geographic location of the asset:

	June 30, 2018	December 31, 2017
	(unaudited)
United States	$3,337	$2,855
Costa Rica	3,332	3,748
Other	241	282
Total property and equipment, net	$6,910	$6,885

(13) Subsequent Events

In July 2018, the Company entered into a Waiver Agreement ("Waiver") under the Credit Agreement with its lender, Athyrium. The Waiver increased the maximum debt-to-revenue ratio for the three months ended June 30, 2018 to 0.56 from 0.53 and waived the

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)
(In thousands, except for share data)
existing default under such ratio. As a condition to the effectiveness of the Waiver, the Company prepaid $1,500 of the principal amount outstanding under the Credit Agreement, together with accrued interest and certain fees and expenses.

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
Overview
We are a medical technology company primarily focused on the design, development and commercialization of innovative medical devices. We develop and distribute devices for minimally invasive surgical and non-surgical bariatric and gastrointestinal procedures that are used by surgeons and gastroenterologists in a variety of settings to provide interventional therapy to patients who suffer from obesity and many co-morbidities associated with obesity as well as treat various other gastrointestinal conditions.
Our three core products are the OverStitch Endoscopic Suturing System ("ESS"), our Intragastric Balloon ("IGB") products (most often branded as Orbera), and the Lap-Band Adjustable Gastric Banding System. Our strategic focus and the majority of our current and future revenue is expected to come from our Endo-bariatric product portfolio, which consists of our ESS and IGB systems. Prior to 2017, the majority of our revenues came from Surgical product sales, which is comprised of the Lap-Band System and surgical accessory products.
We have sales distribution offices in England, Australia, Italy, and Brazil that oversee regional sales and distribution activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
Financial Operations Overview
Revenues
Our principal source of revenues has come from and is expected to continue to come from sales of our core products. In our direct markets, product sales are made to the final end user, typically healthcare providers. The majority of our sales are from direct markets. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars. In the U.S., we also offer Orbera® Coach, a digital aftercare support system for Orbera patients.
Cost of Sales
Prior to June 2016, our inventory was purchased from third-party suppliers, and our cost of sales consisted of this purchase price for inventory plus excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Since June 2016, we began product manufacturing activity and cost of sales now also includes raw materials, labor, and manufacturing overhead for some of our products. We also continue to purchase some of our products. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Manufacturing overhead is a significant portion of our cost of sales. Cost of sales could vary as a percentage of revenue between periods as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Cost of sales for the products we now manufacture may be higher than the costs incurred when we acquired inventory from third parties in the past. Additionally, we expect our gross margin will continue to be impacted by the shift in revenue mix from the declining but higher gross margin Surgical products to lower gross margin but high-growth Endo-bariatric products. Over the next two years, we expect gross margin to improve as we complete certain identified Endo-bariatric product gross margin improvement projects and improve capacity utilization of our manufacturing facility. Comparability of cost of sales between periods could also be affected by inventory valuation allowances related to obsolete or excess inventory.
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
Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in markets OUS. The Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 as discussed in Note 2. Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in an exchange for those goods. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to thirty days from the date of product shipment. Distributors, who resell the products to their customers, take title to products and assume all risks of ownership at the time of shipment and are obligated to pay within specified terms regardless of when, if ever, they sell their products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges. We classify any shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.
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

 Results of Operations
Comparison of the Three Months and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30, 2018		Three Months Ended June 30. 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$15,788	100.0%	$17,109	100.0%
Cost of sales	6,607	41.8%	6,636	38.8%
Gross margin	9,181	58.2%	10,473	61.2%
Operating expenses:
Sales and marketing	8,489	53.8%	8,580	50.1%
General and administrative	3,249	20.6%	3,248	19.0%
Research and development	3,154	20.0%	2,285	13.4%
Amortization of intangible assets	1,802	11.4%	1,827	10.7%
Total operating expenses	16,694	105.7%	15,940	93.2%
Loss from operations	(7,513)	(47.6)%	(5,467)	(32.0)%
Interest expense, net	1,019	6.5%	1,046	6.1%
Other expense	981	6.2%	282	1.6%
Net loss before income taxes	(9,513)	(60.3)%	(6,795)	(39.7)%
Income tax expense	28	0.2%	63	0.4%
Net loss	$(9,541)	(60.4)%	$(6,858)	(40.1)%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$31,531	100.0%	$31,626	100.0%
Cost of sales	13,160	41.7%	11,732	37.1%
Gross Margin	18,371	58.3%	19,894	62.9%
Operating expenses:
Sales and marketing	17,734	56.2%	16,854	53.3%
General and administrative	6,568	20.8%	7,435	23.5%
Research and development	5,610	17.8%	4,242	13.4%
Amortization of intangible assets	3,604	11.4%	3,641	11.5%
Total operating expenses	33,516	106.3%	32,172	101.7%
Loss from operations	(15,145)	(48.0)%	(12,278)	(38.8)%
Interest expense, net	1,979	6.3%	2,516	8.0%
Other expense	465	1.5%	168	0.5%
Net loss before income taxes	(17,589)	(55.8)%	(14,962)	(47.3)%
Income tax expense	86	0.3%	113	0.4%
Net loss	$(17,675)	(56.1)%	$(15,075)	(47.7)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$2,655	$2,825	$5,480	$2,034	$1,956	$3,990	30.5%	44.4%	37.3%
IGB	1,675	3,609	5,284	2,052	3,477	5,529	(18.4)%	3.8%	(4.4)%
Total Endo-bariatric	4,330	6,434	10,764	4,086	5,433	9,519	6.0%	18.4%	13.1%
Surgical	2,631	2,093	4,724	4,752	2,636	7,388	(44.6)%	(20.6)%	(36.1)%
Other	292	8	300	194	8	202	50.5%	—%	48.5%
Total revenues	$7,253	$8,535	$15,788	$9,032	$8,077	$17,109	(19.7)%	5.7%	(7.7)%
% Total revenues	45.9%	54.1%		52.8%	47.2%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$5,152	$6,095	$11,247	$3,722	$3,111	$6,833	38.4%	95.9%	64.6%
IGB	3,286	6,527	9,813	3,860	6,160	10,020	(14.9)%	6.0%	(2.1)%
Total Endo-bariatric	8,438	12,622	21,060	7,582	9,271	16,853	11.3%	36.1%	25.0%
Surgical	5,569	4,359	9,928	8,849	5,559	14,408	(37.1)%	(21.6)%	(31.1)%
Other	525	18	543	351	14	365	49.6%	28.6%	48.8%
Total revenues	$14,532	$16,999	$31,531	$16,782	$14,844	$31,626	(13.4)%	14.5%	(0.3)%
% Total revenues	46.1%	53.9%		53.1%	46.9%
_________________________________________
Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB").

Total revenues for the three months ended June 30, 2018 were $15.8 million, compared to $17.1 million for the three months ended June 30, 2017, a decrease of 7.7%. Total revenues for the six months ended June 30, 2018 were $31.5 million, compared to $31.6 million for the six months ended June 30, 2017. Foreign currency fluctuations increased total revenues $0.3 million and $0.9 million for the three and six months ended June 30, 2018, respectively. Direct market sales accounted for 87.9% and 86.3% of total revenues for the three months ended June 30, 2018 and 2017, respectively and 88.6% of total revenues for both the six months ended June 30, 2018 and 2017.
Endo-bariatric product sales increased 13.1% to $10.8 million for the three months ended June 30, 2018 compared to $9.5 million for the three months ended June 30, 2017 and comprised 68.2% and 55.6% of total revenues, respectively. For the six months ended June 30, 2018, Endo-bariatric product sales increased 25.0% to $21.1 million compared to $16.9 million for the six months ended June 30, 2017 and comprised 66.8% and 53.3%, respectively.
ESS product sales increased $1.5 million and $4.4 million, or 37.3% and 64.6% in the three and six months ended June 30, 2018, respectively, due to new user adoption and greater product utilization in existing accounts. U.S. ESS product sales increased $0.6 million and $1.4 million, or 30.5% and 38.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017. OUS ESS product sales increased $0.9 million, or 44.4% in the three months ended June 30, 2018 compared to the same period of 2017. In the six months ended June 30, 2018, OUS ESS product sales increased $3.0 million or 95.9% when compared to the six months ended June 30, 2017.
IGB product sales decreased $0.2 million for both the three and six months ended June 30, 2018, a decline of 4.4% and 2.1%, respectively. OUS IGB sales increased $0.1 million, or 3.8%, and $0.4 million, or 6.0%, in the three and six months ended June 30, 2018, respectively, as higher unit sales and average selling prices of Orbera365 in European markets was partially offset by weaker product sales in direct markets such as Brazil that only offer our legacy six-month IGB product. In the U.S., IGB product sales decreased $0.4 million and $0.6 million, or 18.4% and 14.9%, for the three and six months ended June 30, 2018, respectively, due to decreased consumer demand in reaction to the June 4, 2018 FDA letter to Health Care Professionals issued to report new labeling for Orbera in the U.S. market.

Total Surgical product sales decreased $2.7 million and $4.5 million or 36.1% and 31.1% in the three and six months ended June 30,  2018, respectively, due to reductions in the number of gastric banding procedures being performed worldwide. U.S. Surgical product sales decreased $2.1 million and $3.3 million, or 44.6% and 37.1% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. OUS Surgical sales decreased $0.5 million, or 20.6% in the three months ended June 30, 2018 and $1.2 million or 21.6% in the six months ended June 30, 2018, in each case when compared to the same period in 2017.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,309	27.3%	$4,469	26.1%
Overhead	1,548	9.8%	1,506	8.8%
Change in inventory reserve	159	1.0%	89	0.5%
Other indirect costs	591	3.7%	572	3.4%
Total cost of sales	$6,607	41.8%	$6,636	38.8%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$8,822	28.0%	$7,953	25.2%
Overhead	2,818	8.9%	2,477	7.8%
Change in inventory reserve	261	0.8%	169	0.5%
Other indirect costs	1,259	4.0%	1,133	3.6%
Total cost of sales	$13,160	41.7%	$11,732	37.1%

Gross Margin
Gross margin for the three and six months ended June 30, 2018 was 58.2% and 58.3%, compared to 61.2% and 62.9%, respectively, for the same periods of 2017 as a result of a greater proportion of our overall product sales coming from our ESS products, which realize a lower gross margin than our other products. While gross margin was down due to our changing sales mix, ESS product gross margin improved compared to the same period in 2017 due to completed gross margin improvement projects and higher selling prices. We expect additional ongoing and planned gross margin improvement projects to further improve Endo-bariatric product gross margin in 2019
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $0.1 million in the three months ended June 30, 2018 compared to the same period of  2017 and increased $0.9 million for the six months ended June 30, 2018 compared to the same period in 2017. The overall increase for the six months ended June 30, 2018 is primarily due to the expansion of our OUS sales and marketing organization and higher sales incentive compensation.
General and Administrative Expense. General and administrative expense remained unchanged and decreased $0.9 million for the three and six months ended June 30, 2018, respectively, when compared to the same periods of 2017 due to lower legal and accounting costs in the first quarter of 2018 compared to the same period in 2017 when we incurred costs associated with initial regulatory filings and corporate governance activities required of a new public company.
Research and Development Expense. Research and development expense increased $0.9 million and $1.4 million for the  three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily due to higher clinical trial activities associated with our Endo-bariatric products.
Loss from Operations.

Loss from operations for the three months ended June 30, 2018 and 2017 was $7.5 million and $5.5 million, respectively. For the six months ended June 30, 2018 and 2017, loss from operations was $15.1 million and $12.3 million, respectively. The increased loss from operations was primarily due to lower gross margin and higher research and development expenses.
Other Expenses
Interest Expense. Interest expense of $1.0 million for the three months ended June 30, 2018 remained unchanged from the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 decreased $0.5 million from the same period in 2017 as a result of a $7.0 million principal payment in March 2017.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange gains and losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $194.7 million as of June 30, 2018. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations will depend upon our level of future operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. We believe we have sufficient liquidity and sources of liquidity to meet our cash requirements for at least the next twelve months.
In December 2017, we filed a shelf registration statement on Form S-3 with the SEC, which permits the offering, issuance and sale by us of up to $50.0 million of our common stock. In December 2017, we also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of our common stock of up to $16.0 million from time to time in an "at-the-market" program.
In June 2018, we completed a public offering selling 4,309,090 shares of common stock at a price of $5.50 per share, including 562,055 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares of common stock resulting in net proceeds of approximately $21.9 million, after deducting underwriting discounts and expenses. Following the closing of this transaction, the December 2017 "at-the-market" program was terminated but the sales agreement remains in effect.
Senior Secured Credit Facility
In February 2015, we entered into the Credit Agreement to borrow $50.0 million which is due in February 2020. The facility bears interest at 10.5% annually including 3.5% payment-in-kind during the first year. An additional 2% of the outstanding amount will be due upon prepayment or repayment of the loan in full. We used the proceeds of this facility to refinance existing indebtedness incurred as part of an asset acquisition. This facility includes covenants and terms that place certain restrictions on our ability to incur additional indebtedness, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates or make capital expenditures. The facility also includes financial covenants including minimum consolidated quarterly revenue, and a consolidated debt to revenue ratio. We have not been in compliance with financial covenants in the past and received waivers or amendments from the lender with respect to these covenants. If we are not able to maintain compliance with our ongoing financial covenants or are otherwise unable to negotiate a waiver or amendment to the covenant requirements, the repayment of the facility could be accelerated at the lender's discretion.
In February 2018, we entered into a Sixth Amendment to the Credit Agreement which removed the minimum quarterly revenue requirement and increased the maximum debt-to-revenue ratio to 0.54 from 0.49 with the maximum debt-to-revenue ratio declining gradually each quarter over the remaining term of the facility.
As of June 30, 2018, we were not in compliance with the financial covenants and in July 2018, we entered into the Waiver with Athyrium that increased the maximum debt-to-revenue ratio for the three months ended June 30, 2018 to 0.56 from 0.53 and waived the existing default under such ratio. As a condition to the effectiveness of the Waiver, we prepaid $1.5 million of the principal amount outstanding under the Credit Agreement, together with accrued interest and certain fees and expenses.

Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(16,215)	$(5,536)
Net cash used in investing activities	(1,896)	(1,375)
Net cash provided by (used in) financing activities	22,191	(6,954)
Effect of exchange rate changes on cash	(53)	64
Net change in cash, cash equivalents and restricted cash	$4,027	$(13,801)

Operating Activities
Cash used for operating activities increased $10.7 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 primarily due to a $2.6 million higher net loss in the current period and the timing of accounts payable settlements between periods. Accounts payable had an increase at the end of 2017 as a result of higher inventory purchases to meet our higher growth Endo-bariatric supply needs and to create buffer stock to protect our business against supply disruption risks as we undertake margin improvement projects. As of June 30, 2018, accounts payable had been reduced $4.0 million as we settled our obligations on these purchases. During the six months ended June 30, 2017, our accounts payable had increased $4.4 million from the end of 2016 also due to timing of when accounts payable were settled during the year.
Investing Activities
Cash used for investing activities increased $0.5 million to $1.9 million for the six months ended June 30, 2018 was primarily due to equipment purchases related to our product development and gross margin improvement activities. Cash used for investing activities of $1.4 million for the six months ended June 30, 2017 was primarily related to ongoing investments in our intellectual property portfolio and purchases of equipment for our manufacturing facility.
Financing Activities
Cash provided by financing activities of $22.2 million for the six months ended June 30, 2018 was primarily related to $21.9 million in net proceeds from the issuance of common stock in the June 2018 public offering. In addition, stock option exercises provided proceeds of $0.7 million which was offset by $0.4 million related to debt issuance costs associated with the amendment to our senior secured facility. Cash used in financing activities of $7.0 million for the six months ended June 30, 2017 related to repayment of $7.0 million principal on the senior secured credit facility.
Future Funding Requirements
As of June 30, 2018, we had cash, cash equivalents and restricted cash balances totaling $35.4 million. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.
In December 2017, we filed a shelf registration statement to sell up to $50.0 million of our common stock at a future date. In June 2018, the Company completed a public offering that generated $23.7 million in gross proceeds.
Our future capital requirements will depend on many factors including the market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance of our current lending facility, and the costs of establishing additional sales, marketing, distribution and manufacturing capabilities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
Off-balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined by rules enacted by the SEC.

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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2017 and 2016, we had net losses of $27.3 million and $41.2 million, respectively, and for the six months ended June 30, 2018 we had a net loss of $17.7 million. As of June 30, 2018, we had an accumulated deficit of $194.7 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
• receive adequate coverage and reimbursement for procedures performed with our products; and
• train the sales and marketing team to effectively support our market development efforts.

If we are unsuccessful in developing and commercializing the Endo-Bariatric market, our ability to increase our revenue will be impaired.
Adverse U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endo-bariatric products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. The gastric banding procedure that uses our Lap-Band system is generally covered by most insurance programs that cover bariatric procedures, however, a gastric banding procedure is an elective procedure and may also require significant copay and other out of pocket expenses by the patient. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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
• a preference for an alternative procedure that may afford a physician or a related hospital or healthcare facility greater remuneration; and,
• the development of new weight loss treatment options, including pharmacological treatments, that are less costly, less invasive, or more effective.
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
If the supply of materials from our suppliers were to be interrupted, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers and these suppliers further depend on many component providers. As ESS product sales increase, we have experienced times of temporary supply disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. However, if such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components from any of our suppliers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages at the supplier and unexpected demands or quality issues.
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
*We compete or may compete in the future against other companies, some of which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.
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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products contribute to, or merely appear to or are alleged to have contributed to, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against it. Product liability claims may be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourself against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
*If we experience significant disruptions in our or our third-party service providers' information technology systems, our business may be adversely affected.
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
From time to time, we perform business improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving customer orders, customer service and accounts receivable. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.
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
In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the new EU General Data Protection Regulation (or "GDPR") that became effective on May 25, 2018 imposes significant obligations on many U.S. companies, including us, to protect the personal information of European citizens. GDPR may be interpreted and applied in a manner that is inconsistent with our data practices and that our practices will be found to be non-compliant with this regulation. If so, this could result in government-imposed fines or orders requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
Risks Related to Regulatory Review and Approval of Our Products
*Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the FDC Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not "substantially equivalent" to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for a direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.
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
*Modifications to our marketed products may require new 510(k) or de novo clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Modifications to our products may require new regulatory approvals or clearances, including 510(k) or de novo clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly de novo, down-classification, or a premarket approval application. Where we determine that modifications to our products require a new 510(k) or de novo clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify our E.U. Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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
*If our products contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from "becoming aware" of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. As part of this assessment Apollo conducts a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not an Apollo product was a cause of an Adverse Event), Apollo’s policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
The FDA may issue safety alerts in response to its review of reported Adverse Events. For instance in February 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August 2017, the FDA issued an update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with liquid-filled intragastric balloon system used to treat obesity. In June 2018, the FDA issued an update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA's August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the Intragastric Balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that could further harm our business.
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
Any product for which we obtain approval or clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the Quality System Regulations ("QSR"). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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

*U.S. legislative, FDA or global regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.
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
In addition, on May 25, 2017, the new Medical Devices Regulation (2017/745 or "MDR") entered into force. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area ("EEA") Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will however only become applicable in three years after publication (in May 2020). Once applicable, the new regulations will among other things:
• strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
• establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
• improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
• set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
• strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.
Once applicable, the MDR may impose increased compliance obligations for us to access the EU market.
In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, in the future with the MDR. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future.

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
We are subject to the United States Foreign Corrupt Practices Act, or “FCPA”, and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates. We may face significant risks if we fail to comply with the FCPA and other similar foreign antibribery laws. Although we have implemented safeguards and training, including company policies requiring our employees, distributors, consultants and agents to comply with the FCPA and similar laws, our international operations nonetheless present a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
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
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.
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

Our outstanding debt financing arrangements contain restrictive covenants that may limit our operating flexibility
Our outstanding debt facility is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lenders. We cannot assure you that we will be able to generate sufficient cash flows or revenue to meet the financial covenants or pay the principal and interest on our debt. Furthermore, we cannot assure you that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.
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
As of June 30, 2018, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
*The recently passed comprehensive tax reform bill could adversely affect our business and financial position.
On December 22, 2017, the President of the United States signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The recently enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks (in each case applicable to net operating losses arising after 2017), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction of the corporate tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We advise our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017

10.1+	Form of Change in Control Agreement	Form 8-K	001-35706	10.1	May 30, 2018

10.2+	Second Amendment to Employment Agreement dated June 1, 2014, by and between the Company and Todd Newton	Form 8-K	001-35706	10.2	May 30, 2018

10.3+	First Amendment to Employment Agreement dated March 2, 2015, by and between the Company and Stefanie Cavanaugh	Form 8-K	001-35706	10.3	May 30, 2018

10.4	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP

10.5+*	Non-Employee Director Compensation Policy May 2018 amendment

10.6+*	Form of Indemnification Agreement

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Ins	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2018.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)