Form 10-Q
period 2018-09-30
Apollo Endosurgery, Inc.
filed 2018-11-08
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of October 31, 2018, there were 21,893,509 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,437	$30,513
Accounts receivable, net of allowance for doubtful accounts of $585 and $452, respectively	10,269	11,729
Inventory, net	13,308	14,343
Prepaid expenses and other current assets	1,122	1,015
Total current assets	53,136	57,600
Restricted cash	1,017	905
Property and equipment, net of accumulated depreciation of $8,111 and $6,658, respectively	6,688	6,885
Goodwill	6,828	6,828
Intangible assets, net of accumulated amortization of $33,926 and $28,415, respectively	31,603	36,421
Other assets	367	422
Total assets	$99,639	$109,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,359	$18,327
Accrued expenses	8,634	7,500
Total current liabilities	21,993	25,827
Long-term debt	31,028	33,321
Total liabilities	53,021	59,148
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,893,174 and 17,291,209 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	22	17
Additional paid-in capital	248,761	225,122
Accumulated other comprehensive income	2,290	1,795
Accumulated deficit	(204,455)	(177,021)
Total stockholders' equity	46,618	49,913
Total liabilities and stockholders' equity	$99,639	$109,061

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$14,141	$16,544	$45,672	$48,170
Cost of sales	6,400	6,012	19,560	17,744
Gross margin	7,741	10,532	26,112	30,426
Operating expenses:
Sales and marketing	7,344	7,978	25,078	24,832
General and administrative	3,021	2,858	9,589	10,293
Research and development	3,671	2,178	9,281	6,420
Amortization of intangible assets	1,807	1,803	5,411	5,444
Total operating expenses	15,843	14,817	49,359	46,989
Loss from operations	(8,102)	(4,285)	(23,247)	(16,563)
Other expenses:
Interest expense, net	1,001	1,013	2,980	3,529
Other expense (income)	620	(451)	1,085	(283)
Net loss before income taxes	(9,723)	(4,847)	(27,312)	(19,809)
Income tax expense	36	55	122	168
Net loss	$(9,759)	$(4,902)	$(27,434)	$(19,977)
Other comprehensive income (loss):
Foreign currency translation	498	(227)	495	158
Comprehensive loss	$(9,261)	$(5,129)	$(26,939)	$(19,819)
Net loss per share, basic and diluted	$(0.45)	$(0.32)	$(1.44)	$(1.62)
Shares used in computing net loss per share, basic and diluted	21,885,158	15,481,872	19,080,400	12,310,426

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2018
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	275,805	—	738	—	—	738
Issuance of restricted stock units	17,070	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Stock based compensation	—	—	1,049	—	—	1,049
Foreign currency translation	—	—	—	495	—	495
Net loss	—	—	—	—	(27,434)	(27,434)
Balances at September 30, 2018	21,893,174	$22	$248,761	$2,290	$(204,455)	$46,618

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,434)	$(19,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,024	7,260
Amortization of deferred financing costs	269	257
Non-cash interest expense	291	493
Provision for doubtful accounts receivable	174	106
Change in inventory reserve	367	199
Stock based compensation	1,049	538
Foreign currency exchange on short-term intercompany loans	906	(592)
Changes in operating assets and liabilities:
Accounts receivable	1,088	(1,414)
Inventory	439	(729)
Prepaid expenses and other assets	(84)	885
Accounts payable and accrued expenses	(3,007)	3,299
Net cash used in operating activities	(18,918)	(9,675)
Cash flows from investing activities:
Purchases of property and equipment	(1,965)	(1,258)
Purchases of intangibles and other assets	(754)	(419)
Net cash used in investing activities	(2,719)	(1,677)
Cash flows from financing activities:
Proceeds from exercise of stock options	738	119
Proceeds from the issuance of common stock	21,857	33,584
Payments of deferred financing costs	(353)	—
Payment of long-term debt	(2,500)	(7,000)
Net cash provided by financing activities	19,742	26,703
Effect of exchange rate changes on cash	(69)	107
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,964)	15,458
Cash, cash equivalents and restricted cash at beginning of year	31,418	20,041
Cash, cash equivalents and restricted cash at end of period	$29,454	$35,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,738	$2,875
Cash paid for income taxes	36	178

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
The Company's core products include the OverStitch™ Endoscopic Suturing System, the Intragastric Balloon System (most often branded as Orbera®), which together comprise the Company's Endo-bariatric products and the Lap-Band® Adjustable Gastric Banding System ("Surgical" products). In the U.S., the Company also offers Orbera® Coach, a digital and remotely delivered aftercare program.

The Company has sales offices in England, Australia, Italy and Brazil that oversee regional sales and distribution activities outside the U.S., a manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include revenue recognition, useful lives of intangible assets and long-lived assets, impairment of long-lived assets and goodwill, valuation of inventory, allowance for doubtful accounts, stock compensation, and deferred tax asset valuation.
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
(3) Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, restricted cash, and accounts receivable. At September 30, 2018, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at three different banks totaling $29,454. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.
(4) Inventory
Inventory consists of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$4,600	$4,937
Work in progress	517	493
Finished goods	9,773	10,947
Less inventory reserve	(1,582)	(2,034)
Total inventory, net	$13,308	$14,343
The Company recorded an inventory impairment charge of $106 and $367 for the three and nine months ended September 30, 2018, respectively. Finished goods included $341 of consigned inventory at September 30, 2018. In the nine months ended September 30, 2018, the Company disposed of $819 of expired product which was fully reserved.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Accrued Expenses
Accrued expenses consist of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued employee compensation and expenses	$3,779	$4,243
Accrued professional service fees	2,109	522
Accrued returns and rebates	392	438
Accrued insurance and taxes	567	527
Other	1,787	1,770
Total accrued expenses	$8,634	$7,500

(6) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Senior secured credit facility	$29,500	$32,000
Payment-in-kind interest	2,302	2,223
Discount on long-term debt	(322)	(534)
Deferred financing costs	(452)	(368)
Long-term debt	$31,028	$33,321

In July 2018, the Company entered into a waiver with its lender that increased the maximum debt-to-revenue ratio for the three months ended June 30, 2018 to 0.56 from 0.53, waived the existing default under such ratio and prepaid $1,500 of the principal amount outstanding under its February 2015 credit agreement, together with accrued interest and certain fees and expenses.
In September 2018, the Company made an additional $1,000 voluntary principal payment to the lender, and in November 2018, received a waiver for non-compliance with its third quarter debt-to-revenue ratio requirement in connection with the Seventh Amendment to the Credit Agreement and Waiver (see Note 13).
(7) Stock Based Compensation
In June 2017, the 2017 Equity Incentive Plan (the "2017 Plan") was approved by the Company's stockholders and replaced the Company's 2016 Equity Incentive Plan (the "2016 Plan"), which was the successor to the 2006 Stock Option Plan (the "2006 Plan")(collectively with the 2016 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of September 30, 2018 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	1,390,428	$4.64	7.0 years	$2,432
Options granted	681,403	$6.72
Options exercised	(275,805)	$2.68
Options forfeited	(76,960)	$5.43
Options vested and expected to vest, September 30, 2018	1,719,066	$5.74	8.2 years	$3,147
Options exercisable	645,796	$4.42	6.6 years	$2,053

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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk free interest rate	2.7%	1.9%
Expected dividend yield	—%	—%
Estimated volatility	63.3%	65.1%
Expected life	5.8 years	5.5 years
Additional information regarding options is as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Weighted-average grant date fair value of options granted during the period	$3.95	$4.76
Aggregate intrinsic value of options exercised during the period	$923	$249
The total compensation cost recognized for stock-based awards was $374 and $1,049 for the three and nine months ended September 30, 2018 and $211 and $538 for the three and nine months ended September 30, 2017.
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2018 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2018 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company has 229,000 options outstanding to purchase common shares that vest upon the achievement of certain revenue targets for calendar year 2018. Achievement of the performance targets deemed probable are included in total stock compensation expense.
Unrecognized compensation expense related to unvested options was approximately $3,012 at September 30, 2018, with a remaining amortization period of 2.9 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of September 30, 2018 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2017	61,198	$5.60	$343
Restricted stock units granted	61,220	$6.63
Restricted stock units vested	(17,070)	$6.13
Restricted stock units forfeited	(4,117)	$6.53
Unvested units, September 30, 2018	101,231	$6.09	$726
Unrecognized compensation expense related to unvested restricted stock units was approximately $498 at September 30, 2018, with a remaining amortization period of 2.9 years.
(8) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2018 and 2017 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of September 30, 2018, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
As of September 30, 2018, the Company has not completed its accounting for the tax effects of the Tax Cut and Jobs Act but has made reasonable estimates of the effects on the remeasurement of its gross presentation of deferred tax assets and liabilities as well as its transition tax liability. The Company will continue to make and refine its calculations as additional analysis is completed but expects no change in its net domestic deferred tax asset, which is currently $0. No revisions were recorded during the nine months ended September 30, 2018.
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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants for common stock	251,189	251,934	251,189	254,902
Common stock options	1,665,456	1,547,354	1,515,487	1,539,562
Restricted stock units	100,104	39,348	86,849	27,826
	2,016,749	1,838,636	1,853,525	1,822,290

(10) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $204,455 as of September 30, 2018. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations will depend upon its level of future operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In December 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which permits the offering, issuance and sale by it of up to $50,000 of its common stock. In December 2017, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. for the sale and issuance of shares of its common stock of up to $16,000 from time to time in an "at-the-market" program. The "at-the-market" program was terminated in June 2018 following the public offering of common stock described below, although the sales agreement remains in effect.
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
In February 2015, the Company entered into the credit agreement that, as subsequently amended, requires the Company to meet a debt to revenue ratio. If the Company is not able to meet its ongoing quarterly covenant requirements or utilize the remaining cure provision right, the repayment of this senior secured credit facility could be accelerated at the lender's discretion. For the quarter ended September 30, 2018, the Company did not achieve the maximum debt-to-revenue requirement and received a waiver from the lender for this noncompliance. The Company believes it has the ability, through repayment of outstanding debt to meet the required covenant for at least the next twelve months.
The Company believes it has sufficient liquidity and sources of liquidity through our current shelf and the public markets or cost reduction actions to meet its cash requirements for at least the next twelve months.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(11) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $32,109 at September 30, 2018. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$2,511	$2,698	$5,209	36.8%	$2,018	$2,878	$4,896	29.6%
IGB	$1,175	$2,898	$4,073	28.8%	$1,263	$3,151	$4,414	26.7%
Endo-bariatric	$3,686	$5,596	$9,282	65.6%	$3,281	$6,029	$9,310	56.3%
Surgical	2,790	1,851	4,641	32.9%	4,422	2,605	7,027	42.5%
Other	210	8	218	1.5%	200	7	207	1.2%
Total revenues	$6,686	$7,455	$14,141	100.0%	$7,903	$8,641	$16,544	100.0%
% Total revenues	47.3%	52.7%			47.8%	52.2%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$7,663	$8,793	$16,456	36.0%	$5,740	$5,988	$11,728	24.3%
IGB	$4,461	$9,425	$13,886	30.4%	$5,123	$9,312	$14,435	30.0%
Endo-bariatric	$12,124	$18,218	$30,342	66.4%	$10,863	$15,300	$26,163	54.3%
Surgical	8,359	6,210	14,569	31.9%	13,271	8,164	21,435	44.5%
Other	735	26	761	1.7%	551	21	572	1.2%
Total revenues	$21,218	$24,454	$45,672	100.0%	$24,685	$23,485	$48,170	100.0%
% Total revenues	46.5%	53.5%			51.2%	48.8%
_________________________________________
Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB").

Total distributor sales were 23.4% and 21.5% of total OUS revenues for the three months ended September 30, 2018 and 2017, respectively, and 21.8% and 23.3% for the nine months ended September 30, 2018 and 2017, respectively. Sales in the next largest individual country outside the U.S. were 7.2% and 10.0% of total revenues for the three months ended September 30, 2018 and 2017, respectively and 7.8% and 8.1% for the nine months ended September 30, 2018 and 2017, respectively.
 The following table represents property and equipment, net based on the physical geographic location of the asset:

	September 30, 2018	December 31, 2017
	(unaudited)
United States	$2,935	$2,855
Costa Rica	3,503	3,748
Other	250	282
Total property and equipment, net	$6,688	$6,885

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(13) Subsequent Event
 On November 6, 2018, the Company entered into a Seventh Amendment to the Credit Agreement and Waiver with its lender Athyrium Opportunities II Acquisition LP (“Athyrium”) which granted a waiver for the noncompliance of the debt-to-revenue ratio requirement for the three months ended September 30, 2018. In addition, the amendment removed the cure right provision with regards to the debt-to-revenue ratio requirement in future periods.

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
Our three core products are the OverStitch Endoscopic Suturing System ("ESS"), our Intragastric Balloon ("IGB") (most often branded as Orbera), and the Lap-Band Adjustable Gastric Banding System. Our strategic focus and the majority of our current and future revenue is expected to come from our Endo-bariatric product portfolio, which consists of our ESS and IGB systems. Prior to 2017, the majority of our revenues came from Surgical product sales, which is comprised of the Lap-Band System and surgical accessory products.
We have sales offices in England, Australia, Italy, and Brazil that oversee regional sales and distribution activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.
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
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with advertising, industry events, product samples and other promotional activities.
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
Intangible Amortization
Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software. Intangible assets are amortized over the asset's estimated useful life.
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
Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in markets OUS. The Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 as discussed in Note 2 to the Consolidated Financial Statements. Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in an exchange for those goods. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to thirty days from the date of product shipment. Distributors, who resell the products to their customers, take title to products and assume all risks of ownership at the time of shipment and are obligated to pay within specified terms regardless of when, if ever, they sell their products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges. We classify any shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$14,141	100.0%	$16,544	100.0%
Cost of sales	6,400	45.3%	6,012	36.3%
Gross margin	7,741	54.7%	10,532	63.7%
Operating expenses:
Sales and marketing	7,344	51.9%	7,978	48.2%
General and administrative	3,021	21.4%	2,858	17.3%
Research and development	3,671	26.0%	2,178	13.2%
Amortization of intangible assets	1,807	12.8%	1,803	10.9%
Total operating expenses	15,843	112.1%	14,817	89.6%
Loss from operations	(8,102)	(57.4)%	(4,285)	(25.9)%
Interest expense, net	1,001	7.1%	1,013	6.1%
Other expense (income)	620	4.4%	(451)	(2.7)%
Net loss before income taxes	(9,723)	(68.9)%	(4,847)	(29.3)%
Income tax expense	36	0.3%	55	0.3%
Net loss	$(9,759)	(69.2)%	$(4,902)	(29.6)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$45,672	100.0%	$48,170	100.0%
Cost of sales	19,560	42.8%	17,744	36.8%
Gross margin	26,112	57.2%	30,426	63.2%
Operating expenses:
Sales and marketing	25,078	54.9%	24,832	51.6%
General and administrative	9,589	21.0%	10,293	21.4%
Research and development	9,281	20.3%	6,420	13.3%
Amortization of intangible assets	5,411	11.8%	5,444	11.3%
Total operating expenses	49,359	108.0%	46,989	97.6%
Loss from operations	(23,247)	(50.8)%	(16,563)	(34.4)%
Interest expense, net	2,980	6.5%	3,529	7.3%
Other expense (income)	1,085	2.4%	(283)	(0.6)%
Net loss before income taxes	(27,312)	(59.7)%	(19,809)	(41.1)%
Income tax expense	122	0.3%	168	0.3%
Net loss	$(27,434)	(60.0)%	$(19,977)	(41.4)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$2,511	$2,698	$5,209	$2,018	$2,878	$4,896	24.4%	(6.3)%	6.4%
IGB	1,175	2,898	4,073	1,263	3,151	4,414	(7.0)%	(8.0)%	(7.7)%
Total Endo-bariatric	3,686	5,596	9,282	3,281	6,029	9,310	12.3%	(7.2)%	(0.3)%
Surgical	2,790	1,851	4,641	4,422	2,605	7,027	(36.9)%	(28.9)%	(34.0)%
Other	210	8	218	200	7	207	5.0%	14.3%	5.3%
Total revenues	$6,686	$7,455	$14,141	$7,903	$8,641	$16,544	(15.4)%	(13.7)%	(14.5)%
% Total revenues	47.3%	52.7%		47.8%	52.2%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$7,663	$8,793	$16,456	$5,740	$5,988	$11,728	33.5%	46.8%	40.3%
IGB	4,461	9,425	13,886	5,123	9,312	14,435	(12.9)%	1.2%	(3.8)%
Total Endo-bariatric	12,124	18,218	30,342	10,863	15,300	26,163	11.6%	19.1%	16.0%
Surgical	8,359	6,210	14,569	13,271	8,164	21,435	(37.0)%	(23.9)%	(32.0)%
Other	735	26	761	551	21	572	33.4%	23.8%	33.0%
Total revenues	$21,218	$24,454	$45,672	$24,685	$23,485	$48,170	(14.0)%	4.1%	(5.2)%
% Total revenues	46.5%	53.5%		51.2%	48.8%
_________________________________________
Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB").
 Total revenues for the three months ended September 30, 2018 were $14.1 million, compared to $16.5 million for the three months ended September 30, 2017, a decrease of 14.5%. Total revenues for the nine months ended September 30, 2018 were $45.7 million compared to $48.2 million for the nine months ended September 30, 2017. Foreign currency fluctuations decreased total revenues $0.3 million for the three months ended September 30, 2018 and increased total revenues $0.6 million for the nine months ended September 30, 2018. Direct market sales accounted for approximately 88% of total revenues for all periods presented.
Endo-bariatric product sales were stable at $9.3 million for the three months ended September 30, 2018 and 2017 and comprised 65.6% and 56.3% of total revenues, respectively. For the nine months ended September 30, 2018, Endo-bariatric product sales increased 16.0% to $30.3 million compared to $26.2 million for the nine months ended September 30, 2017 and comprised 66.4% and 54.3%, respectively.
 ESS product sales increased $0.3 million and $4.7 million, or 6.4% and 40.3% in the three and nine months ended September 30, 2018, respectively. U.S. ESS product sales increased $0.5 million and $1.9 million, or 24.4% and 33.5% for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017 due to continued new user adoption and greater product utilization in existing accounts. OUS ESS product sales decreased $0.2 million, or 6.3% in the three months ended September 30, 2018 compared to the same period of 2017 due to lower third quarter 2018 sales in Australia and Brazil, offsetting continued healthy growth in Europe. Brazil, in the third quarter of the prior year, included large initial orders with the launch of OverStitch in that country following regulatory approval in July 2017. In Australia, the third quarter of prior year experienced elevated levels of ESS sales as providers used a gastroplasty code for ESG reimbursement before the Australian government warned against use of this code for obesity-related treatments at the end of 2017. In the nine months ended September 30, 2018, OUS ESS product sales increased $2.8 million or 46.8% when compared to the nine months ended September 30, 2017.
IGB product sales decreased $0.3 million and $0.5 million for the three and nine months ended September 30, 2018, a decline of 7.7% and 3.8%, respectively. OUS IGB sales decreased $0.3 million, or 8.0%, in the three months ended September 30, 2018, and increased $0.1 million, or 1.2% in the nine months ended September 30, 2018, as higher unit sales and average selling prices of Orbera365 in Europe were offset by weaker six-month balloon sales in Brazil. In the U.S., IGB product sales decreased $0.1 million and $0.7 million, or 7.0%

and 12.9%, for the three and nine months ended September 30, 2018, respectively, due to decreased consumer demand after the June 2018 FDA letter to Health Care Professionals ("HCPs").
  Total Surgical product sales decreased $2.4 million and $6.9 million or 34.0% and 32.0% in the three and nine months ended September 30, 2018, respectively, due to reductions in the number of gastric banding procedures being performed worldwide. U.S. Surgical product sales decreased $1.6 million and $4.9 million, or 36.9% and 37.0% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. OUS Surgical sales decreased $0.8 million, or 28.9% in the three months ended September 30, 2018 and $2.0 million or 23.9% in the nine months ended September 30, 2018, in each case when compared to the same period in 2017.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,223	29.9%	$3,689	22.3%
Overhead	1,551	11.0%	1,627	9.8%
Change in inventory reserve	106	0.7%	30	0.2%
Other indirect costs	520	3.7%	666	4.0%
Total cost of sales	$6,400	45.3%	$6,012	36.3%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$13,045	28.5%	$11,642	24.2%
Overhead	4,369	9.6%	4,104	8.5%
Change in inventory reserve	367	0.8%	199	0.4%
Other indirect costs	1,779	3.9%	1,799	3.7%
Total cost of sales	$19,560	42.8%	$17,744	36.8%
Gross Margin
Gross margin for the three and nine months ended September 30, 2018 was 54.7% and 57.2%, compared to 63.7% and 63.2%, respectively, for the same periods of 2017 as a result of a greater proportion of our overall product sales coming from our ESS products, which realize a lower gross margin than our other products. We expect additional ongoing and planned gross margin improvement projects to further improve Endo-bariatric product gross margin beginning in 2019.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $0.6 million in the three months ended September 30, 2018 compared to the same period of 2017 due to lower commissions and increased $0.2 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to the expansion of our OUS sales and marketing organization.
General and Administrative Expense. General and administrative expense increased $0.2 million for the three months ended September 30, 2018 and decreased $0.7 million for the nine months ended September 30, 2018, when compared to the same period of 2017, respectively. The increase for the three months ended September 30, 2018 was due to higher public company costs. The decrease for the nine months ended September 30, 2018 was due to costs incurred in 2017 associated with initial regulatory filings and corporate governance activities required of a new public company.
Research and Development Expense. Research and development expense increased $1.5 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily due to higher clinical trial activities associated with our Endo-bariatric products and higher costs for new product development and product margin improvement projects.
Loss from Operations

Loss from operations for the three months ended September 30, 2018 and 2017 was $8.1 million and $4.3 million, respectively. For the nine months ended September 30, 2018 and 2017, loss from operations was $23.2 million and $16.6 million, respectively. The increased loss from operations was primarily due to lower gross margin and higher research and development expenses.
Other Expenses
Interest Expense. Interest expense of $1.0 million for the three months ended September 30, 2018 remained unchanged from the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 decreased $0.5 million from the same period in 2017 primarily as a result of a $7.0 million principal payment in March 2017.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange gains and losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $204.5 million as of September 30, 2018. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations will depend upon our level of future operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. We believe we have sufficient liquidity and sources of liquidity through our current shelf and the public markets or cost reduction actions to meet our cash requirements for at least the next twelve months.
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
Senior Secured Credit Facility
In February 2015, we entered into a senior secured credit facility (the "Credit Agreement") with Athyrium Opportunities II Acquisition LP ("Athyrium") to borrow $50.0 million which is due in February 2020. The facility bears interest at 10.5% annually including 3.5% payment-in-kind during the first year. An additional 2% of the outstanding amount will be due upon prepayment or repayment of the loan in full. We used the proceeds of this facility to refinance existing indebtedness incurred as part of an asset acquisition. This facility includes covenants and terms that place certain restrictions on our ability to incur additional indebtedness, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates or make capital expenditures. The facility also includes a consolidated debt to revenue ratio requirement. In the past, we have received waivers or amendments from the lender with respect to noncompliance with financial covenants. If we are not able to maintain compliance with our ongoing financial covenants or are otherwise unable to negotiate a waiver or amendment to the covenant requirements, the repayment of the facility could be accelerated at the lender's discretion.
During the three months ended September 30, 2018, we prepaid $2.5 million of principal outstanding under the Credit Agreement and received waivers from Athyrium for noncompliance with our second and third quarter debt-to-revenue ratio requirement.
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(18,918)	$(9,675)
Net cash used in investing activities	(2,719)	(1,677)
Net cash provided by financing activities	19,742	26,703
Effect of exchange rate changes on cash	(69)	107
Net change in cash, cash equivalents and restricted cash	$(1,964)	$15,458

Operating Activities
Cash used for operating activities increased $9.2 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 primarily due to a $7.5 million increase in net loss which included non-cash charges of $1.8 million. We used $3.8 million of additional cash for working capital for the nine months ended September 30, 2018 due to the timing of accounts payable and accounts receivable settlements compared to prior period. Accounts payable had an increase at the end of 2017 as a result of higher inventory purchases to meet our higher growth Endo-bariatric supply needs and to create buffer stock to protect our business against supply disruption risks as we undertake margin improvement projects. As of September 30, 2018, accounts payable had been reduced $5.0 million as we settled our obligations on these purchases when compared to December 31, 2017. During the nine months ended September 30, 2017, our accounts payable had increased $2.5 million from the end of 2016 also due to timing of when accounts payable were settled during the year.
Investing Activities
Cash used for investing activities of $2.7 million for the nine months ended September 30, 2018 was primarily due to equipment purchases related to our product development and gross margin improvement activities and investments in capitalized software. Cash used for investing activities of $1.7 million for the nine months ended September 30, 2017 was primarily related to ongoing investments in our intellectual property portfolio and purchases of equipment for our manufacturing facility.
Financing Activities
Cash provided by financing activities of $19.7 million for the nine months ended September 30, 2018 was primarily related to $21.9 million in net proceeds from the issuance of common stock in the June 2018 public offering. In addition, stock option exercises provided proceeds of $0.7 million which was offset by $2.9 million of principal payments and deferred financing costs on our senior secured credit facility. Cash provided by financing activities of $26.7 million for the nine months ended September 30, 2017 related to $33.6 million in net proceeds from the issuance of common stock in July 2017 offset by a $7.0 million principal payment on the senior secured credit facility.
Future Funding Requirements
As of September 30, 2018, we had cash, cash equivalents and restricted cash balances totaling $29.5 million. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.
In December 2017, we filed a shelf registration statement to sell up to $50.0 million of our common stock at a future date. In June 2018, we completed a public offering that generated $23.7 million in gross proceeds.
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
Off-balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined by rules enacted by the SEC.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2017 and 2016, we had net losses of $27.3 million and $41.2 million, respectively, and for the nine months ended September 30, 2018 we had a net loss of $27.4 million. As of September 30, 2018, we had an accumulated deficit of $204.5 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
There can be no assurance that we will be able to stabilize the declining revenue for our surgical products. Our Surgical product revenue in the nine months ended September 30, 2018 was $14.6 million, in 2017 was $27.6 million, and in 2016 was $32.3 million.
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
If we experience significant disruptions in our or our third-party service providers' information technology systems, our business may be adversely affected.
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
The ability to protect our or our third-party service providers' information systems and electronic transmissions of sensitive and/or proprietary data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.
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
Modifications to our marketed products may require new 510(k) or de novo clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
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

If our products contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events. For instance in February 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August 2017, the FDA issued an update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with liquid-filled intragastric balloon system used to treat obesity. In June 2018, the FDA issued an update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence and had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA's August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the Intragastric Balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that could further harm our business.
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
Any product for which we obtain approval or clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the Quality System Regulations (“QSR”). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
As of September 30, 2018, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial position.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017

10.1*	Seventh Amendment to Credit Agreement and Waiver with Athyrium dated November 6, 2018

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1# *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Ins	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2018.

APOLLO ENDOSURGERY, INC.

Todd Newton
Chief Executive Officer
(Principal Executive Officer)

Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)