Form 10-Q/A
period 2018-09-30
Apollo Endosurgery, Inc.
filed 2018-11-13
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

 Apollo Endosurgery, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this “Amendment”) solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-Q filed on November 8, 2018 (the “Original Form 10-Q”). The original signature page was fully executed on November 8, 2018, and was in the Company’s possession at the time of the filing of the Original Form 10-Q. In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. Except as described above, this Amendment does not modify any disclosures presented in the Original Form 10-Q.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28437	$30513
Accounts receivable, net of allowance for doubtful accounts of $585 and $452, respectively	10269	11729
Inventory, net	13308	14343
Prepaid expenses and other current assets	1122	1015
Total current assets	53136	57600
Restricted cash	1017	905
Property and equipment, net of accumulated depreciation of $8,111 and $6,658, respectively	6688	6885
Goodwill	6828	6828
Intangible assets, net of accumulated amortization of $33,926 and $28,415, respectively	31603	36421
Other assets	367	422
Total assets	$99639	$109061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13359	$18327
Accrued expenses	8634	7500
Total current liabilities	21993	25827
Long-term debt	31028	33321
Total liabilities	53021	59148
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,893,174 and 17,291,209 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	22	17
Additional paid-in capital	248761	225122
Accumulated other comprehensive income	2290	1795
Accumulated deficit	(204455)	(177021)
Total stockholders' equity	46618	49913
Total liabilities and stockholders' equity	$99639	$109061

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$14141	$16544	$45672	$48170
Cost of sales	6400	6012	19560	17744
Gross margin	7741	10532	26112	30426
Operating expenses:
Sales and marketing	7344	7978	25078	24832
General and administrative	3021	2858	9589	10293
Research and development	3671	2178	9281	6420
Amortization of intangible assets	1807	1803	5411	5444
Total operating expenses	15843	14817	49359	46989
Loss from operations	(8102)	(4285)	(23247)	(16563)
Other expenses:
Interest expense, net	1001	1013	2980	3529
Other expense (income)	620	(451)	1085	(283)
Net loss before income taxes	(9723)	(4847)	(27312)	(19809)
Income tax expense	36	55	122	168
Net loss	$(9759)	$(4902)	$(27434)	$(19977)
Other comprehensive income (loss):
Foreign currency translation	498	(227)	495	158
Comprehensive loss	$(9261)	$(5129)	$(26939)	$(19819)
Net loss per share, basic and diluted	$(0.45)	$(0.32)	$(1.44)	$(1.62)
Shares used in computing net loss per share, basic and diluted	21885158	15481872	19080400	12310426

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2018
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17291209	$17	$225122	$1795	$(177021)	$49913
Exercise of common stock options	275805	—	738	—	—	738
Issuance of restricted stock units	17070	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,843	4309090	5	21852	—	—	21857
Stock based compensation	—	—	1049	—	—	1049
Foreign currency translation	—	—	—	495	—	495
Net loss	—	—	—	—	(27434)	(27434)
Balances at September 30, 2018	21893174	$22	$248761	$2290	$(204455)	$46618

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27434)	$(19977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7024	7260
Amortization of deferred financing costs	269	257
Non-cash interest expense	291	493
Provision for doubtful accounts receivable	174	106
Change in inventory reserve	367	199
Stock based compensation	1049	538
Foreign currency exchange on short-term intercompany loans	906	(592)
Changes in operating assets and liabilities:
Accounts receivable	1088	(1414)
Inventory	439	(729)
Prepaid expenses and other assets	(84)	885
Accounts payable and accrued expenses	(3007)	3299
Net cash used in operating activities	(18918)	(9675)
Cash flows from investing activities:
Purchases of property and equipment	(1965)	(1258)
Purchases of intangibles and other assets	(754)	(419)
Net cash used in investing activities	(2719)	(1677)
Cash flows from financing activities:
Proceeds from exercise of stock options	738	119
Proceeds from the issuance of common stock	21857	33584
Payments of deferred financing costs	(353)	—
Payment of long-term debt	(2500)	(7000)
Net cash provided by financing activities	19742	26703
Effect of exchange rate changes on cash	(69)	107
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1964)	15458
Cash, cash equivalents and restricted cash at beginning of year	31418	20041
Cash, cash equivalents and restricted cash at end of period	$29454	$35499

Supplemental disclosure of cash flow information:
Cash paid for interest	$2738	$2875
Cash paid for income taxes	36	178

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
(4) Inventory
Inventory consists of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$4600	$4937
Work in progress	517	493
Finished goods	9773	10947
Less inventory reserve	(1582)	(2034)
Total inventory, net	$13308	$14343
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Accrued Expenses
Accrued expenses consist of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued employee compensation and expenses	$3779	$4243
Accrued professional service fees	2109	522
Accrued returns and rebates	392	438
Accrued insurance and taxes	567	527
Other	1787	1770
Total accrued expenses	$8634	$7500

(6) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2018	December 31, 2017
	(unaudited)
Senior secured credit facility	$29500	$32000
Payment-in-kind interest	2302	2223
Discount on long-term debt	(322)	(534)
Deferred financing costs	(452)	(368)
Long-term debt	$31028	$33321

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

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	1390428	$4.64	7.0 years	$2432
Options granted	681403	$6.72
Options exercised	(275805)	$2.68
Options forfeited	(76960)	$5.43
Options vested and expected to vest, September 30, 2018	1719066	$5.74	8.2 years	$3147
Options exercisable	645796	$4.42	6.6 years	$2053

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
A summary of the restricted stock unit activity under the Company's Equity Plans as of September 30, 2018 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2017	61198	$5.60	$343
Restricted stock units granted	61220	$6.63
Restricted stock units vested	(17070)	$6.13
Restricted stock units forfeited	(4117)	$6.53
Unvested units, September 30, 2018	101231	$6.09	$726
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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants for common stock	251189	251934	251189	254902
Common stock options	1665456	1547354	1515487	1539562
Restricted stock units	100104	39348	86849	27826
	2016749	1838636	1853525	1822290

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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$2511	$2698	$5209	36.8%	$2018	$2878	$4896	29.6%
IGB	$1175	$2898	$4073	28.8%	$1263	$3151	$4414	26.7%
Endo-bariatric	$3686	$5596	$9282	65.6%	$3281	$6029	$9310	56.3%
Surgical	2790	1851	4641	32.9%	4422	2605	7027	42.5%
Other	210	8	218	1.5%	200	7	207	1.2%
Total revenues	$6686	$7455	$14141	100.0%	$7903	$8641	$16544	100.0%
% Total revenues	47.3%	52.7%			47.8%	52.2%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$7663	$8793	$16456	36.0%	$5740	$5988	$11728	24.3%
IGB	$4461	$9425	$13886	30.4%	$5123	$9312	$14435	30.0%
Endo-bariatric	$12124	$18218	$30342	66.4%	$10863	$15300	$26163	54.3%
Surgical	8359	6210	14569	31.9%	13271	8164	21435	44.5%
Other	735	26	761	1.7%	551	21	572	1.2%
Total revenues	$21218	$24454	$45672	100.0%	$24685	$23485	$48170	100.0%
% Total revenues	46.5%	53.5%			51.2%	48.8%
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
 The following table represents property and equipment, net based on the physical geographic location of the asset:

	September 30, 2018	December 31, 2017
	(unaudited)
United States	$2935	$2855
Costa Rica	3503	3748
Other	250	282
Total property and equipment, net	$6688	$6885

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$14141	100.0%	$16544	100.0%
Cost of sales	6400	45.3%	6012	36.3%
Gross margin	7741	54.7%	10532	63.7%
Operating expenses:
Sales and marketing	7344	51.9%	7978	48.2%
General and administrative	3021	21.4%	2858	17.3%
Research and development	3671	26.0%	2178	13.2%
Amortization of intangible assets	1807	12.8%	1803	10.9%
Total operating expenses	15843	112.1%	14817	89.6%
Loss from operations	(8102)	(57.4)%	(4285)	(25.9)%
Interest expense, net	1001	7.1%	1013	6.1%
Other expense (income)	620	4.4%	(451)	(2.7)%
Net loss before income taxes	(9723)	(68.9)%	(4847)	(29.3)%
Income tax expense	36	0.3%	55	0.3%
Net loss	$(9759)	(69.2)%	$(4902)	(29.6)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$45672	100.0%	$48170	100.0%
Cost of sales	19560	42.8%	17744	36.8%
Gross margin	26112	57.2%	30426	63.2%
Operating expenses:
Sales and marketing	25078	54.9%	24832	51.6%
General and administrative	9589	21.0%	10293	21.4%
Research and development	9281	20.3%	6420	13.3%
Amortization of intangible assets	5411	11.8%	5444	11.3%
Total operating expenses	49359	108.0%	46989	97.6%
Loss from operations	(23247)	(50.8)%	(16563)	(34.4)%
Interest expense, net	2980	6.5%	3529	7.3%
Other expense (income)	1085	2.4%	(283)	(0.6)%
Net loss before income taxes	(27312)	(59.7)%	(19809)	(41.1)%
Income tax expense	122	0.3%	168	0.3%
Net loss	$(27434)	(60.0)%	$(19977)	(41.4)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$2511	$2698	$5209	$2018	$2878	$4896	24.4%	(6.3)%	6.4%
IGB	1175	2898	4073	1263	3151	4414	(7.0)%	(8.0)%	(7.7)%
Total Endo-bariatric	3686	5596	9282	3281	6029	9310	12.3%	(7.2)%	(0.3)%
Surgical	2790	1851	4641	4422	2605	7027	(36.9)%	(28.9)%	(34.0)%
Other	210	8	218	200	7	207	5.0%	14.3%	5.3%
Total revenues	$6686	$7455	$14141	$7903	$8641	$16544	(15.4)%	(13.7)%	(14.5)%
% Total revenues	47.3%	52.7%		47.8%	52.2%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$7663	$8793	$16456	$5740	$5988	$11728	33.5%	46.8%	40.3%
IGB	4461	9425	13886	5123	9312	14435	(12.9)%	1.2%	(3.8)%
Total Endo-bariatric	12124	18218	30342	10863	15300	26163	11.6%	19.1%	16.0%
Surgical	8359	6210	14569	13271	8164	21435	(37.0)%	(23.9)%	(32.0)%
Other	735	26	761	551	21	572	33.4%	23.8%	33.0%
Total revenues	$21218	$24454	$45672	$24685	$23485	$48170	(14.0)%	4.1%	(5.2)%
% Total revenues	46.5%	53.5%		51.2%	48.8%
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
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4223	29.9%	$3689	22.3%
Overhead	1551	11.0%	1627	9.8%
Change in inventory reserve	106	0.7%	30	0.2%
Other indirect costs	520	3.7%	666	4.0%
Total cost of sales	$6400	45.3%	$6012	36.3%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$13045	28.5%	$11642	24.2%
Overhead	4369	9.6%	4104	8.5%
Change in inventory reserve	367	0.8%	199	0.4%
Other indirect costs	1779	3.9%	1799	3.7%
Total cost of sales	$19560	42.8%	$17744	36.8%
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
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(18918)	$(9675)
Net cash used in investing activities	(2719)	(1677)
Net cash provided by financing activities	19742	26703
Effect of exchange rate changes on cash	(69)	107
Net change in cash, cash equivalents and restricted cash	$(1964)	$15458

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
It is important to our business that we continue to build a market for Endo-bariatric procedures within the bariatric market. The bariatric market is traditionally a surgical market. Our Endo-bariatric products offer non-surgical and less-invasive weight loss solutions and technology that enable new options for physicians treating their patients who suffer from obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endo-bariatric market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•properly identify and anticipate physician and patient needs;
•effectively train physicians on how to use our products and achieve good patient outcomes;
•effectively communicate with patients and educate them on the benefits of Endo-Bariatric procedures;
•influence procedure adoption in a timely manner;
•develop clinical data that demonstrate the safety and efficacy of the procedures that use our products;
•obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•be FDA - compliant with marketing of new devices or modified products;
•receive adequate coverage and reimbursement for procedures performed with our products; and
•train the sales and marketing team to effectively support our market development efforts.
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
Our ability to sell our products depends on the willingness of our physician customers to adopt our products and to recommend corresponding procedures to their patients. Physicians may not adopt our products unless they determine that they have the necessary skills to use our products and based on their own experience, clinical data, communications from regulatory authorities and published peer-reviewed research that our products provide a safe and effective treatment option. Even if we are able to raise favorable awareness among physicians, physicians may be hesitant to change their medical treatment practices and may be hesitant to recommend procedures that utilize our products for a variety of reasons, including:
•existing preferences for competitor products or with alternative medical procedures and a general reluctance to change to or use new products or procedures;
•lack of experience with our products;

•time and skill commitment that may be necessary to gain familiarity with a new product or new treatment;
•a perception that our products are unproven, unsafe, ineffective or experimental;
•reluctance for a related hospital or healthcare facility to approve the introduction of a new product or procedure;
•a preference for an alternative procedure that may afford a physician or a related hospital or healthcare facility greater remuneration; and,
•the development of new weight loss treatment options, including pharmacological treatments, that are less costly, less invasive, or more effective.
Our future growth depends on patient awareness of and demand for procedures that use our products.
The procedures that utilize our products are generally elective in nature and demand for our products is driven significantly by patient awareness and preference for the procedures that use our products. We educate patients about our products and related procedures through various forms of media. However, the general media, social media and other forms of media outside of our control as well as competing organizations may distribute information that presents our products and related procedures as being unproven, unsafe, ineffective or experimental or otherwise is unfavorable to our products and related procedures. If patient awareness and preference for procedures is not sufficient or is not positive, our future growth will be impaired. In addition, our future growth will be impacted by the level of patient satisfaction achieved from procedures that use our products. If patients who undergo treatment using our product are not satisfied with their results, our reputation and that of our products may suffer. Even if we are able to raise favorable awareness among patients, patients may be hesitant to proceed with a medical treatment for various reasons including:
•perception that our products are unproven or experimental;
•reluctance to undergo a medical procedure;
•reluctance of a prospective patient to commit to long term lifestyle changes;
•previous long term failure with other weight loss programs;
•out of pocket cost for an elective procedure; and
•alternative weight loss treatments that are perceived to be more effective or less expensive.
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
These companies may enjoy several competitive advantages, including:
•greater financial and human capital resources;
•significantly greater name recognition;
•established relationships with physicians, referring physicians, customers and third-party payors;
•additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and
•established sales, marketing and worldwide distribution networks.

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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products contribute to, or merely appear to or are alleged to have contributed to, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against it. Product liability claims may be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourself against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•litigation costs;
•distraction of management’s attention from our primary business;
•the inability to commercialize our products or, if approved or cleared, our product candidates;
•decreased demand for our products or, if approved or cleared, product candidates;
•impairment of our business reputation;
•product recall or withdrawal from the market;
•withdrawal of clinical trial participants;
•substantial monetary awards to patients or other claimants; or
•loss of revenue.
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
Our industry is subject to numerous U.S. federal and state healthcare laws and regulations, including, but not limited to, anti-kickback, false claims, privacy and transparency laws and regulations. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws or regulations can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs and the curtailment of our operations. Healthcare fraud and abuse regulations are complex and subject to evolving interpretations and enforcement discretion, and even minor irregularities can potentially give rise to claims that a statute or regulation has been violated. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid; the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the federal Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), each as amended, and their implementing regulations, which impose requirements upon certain entities relating to the privacy, security, and transmission of health information;
•the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;
•the federal Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•foreign or U.S. state law equivalents of each of the above federal laws
While we do not submit claims for reimbursement to payors and our customers make the ultimate decision on how to submit claims, from time-to-time, we may be asked for reimbursement guidance by our customers. Failure to comply with any of these laws, or any action against us for alleged violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
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
Our international operations present the same risks as presented by our United States operations plus unique risks inherent in operating in foreign jurisdictions. These unique risks include:
•foreign regulatory approval which could result in delays leading to possible insufficient inventory levels;
•foreign currency exchange rate fluctuations;
•reliance on sales people and distributors;
•pricing pressure that we may experience internationally;
•competitive disadvantage to competitors who have more established business and customer relationships in a given market;
•reduced or varied intellectual property rights available in some countries;
•economic instability of certain countries;
•the imposition of additional U.S. and foreign governmental controls, regulations and laws;

•changes in duties and tariffs, license obligations, importation requirements and other non-tariff barriers to trade;
•scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on the Company; and
•laws and business practices favoring local companies.
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
In addition, the FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by the Company or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspection observations or product safety issues, could result in any of the following enforcement actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;
•withdrawing PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
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
For example, in December 2016, the 21st Century Cures Act was enacted into law. The Act includes many provisions that impact the regulation of medical devices. For example, the Act includes provisions regarding, among other things:
•expediting the development and prioritizing FDA review of “breakthrough” technologies
•expanding the scope of diseases/conditions eligible for a humanitarian device exemption
•encouraging FDA to rely more on real-world evidence to demonstrate device safety and effectiveness
•emphasizing the least burdensome standard for device reviews
Moreover, the policies of a new administration and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
In addition, on May 25, 2017, the new Medical Devices Regulation (2017/745 or "MDR") entered into force. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area ("EEA") Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will however only become applicable in three years after publication (in May 2020). Once applicable, the new regulations will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.
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
Our ability to continue as a going concern may require us to obtain additional financing to fund our operations. We may need to raise substantial additional capital to:
•expand the commercialization of our products;
•fund our operations and clinical studies;
•continue our research and development activities;

•support and expand ongoing manufacturing activities;
•defend, in litigation or otherwise, any claims that our products infringe on third-party patents or other intellectual property rights;
•enforce our patent and other intellectual property rights;
•address legal or enforcement actions by the FDA or other governmental agencies and remediate underlying problems;
•commercialize our new products in development, if any such products receive regulatory clearance or approval for commercial sale; and
•acquire companies or products and in-license products or intellectual property.
We believe that our existing cash and cash equivalents, revenue, proceeds from recent sales of common stock and available debt and equity financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
•market acceptance of our products;
•the scope, rate of progress and cost of our clinical studies;
•the cost of our research and development activities;
•the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•the cost of defending, in litigation or otherwise, any claims that our product infringes third-party patents or other intellectual property rights;
•the cost of defending, in litigation or otherwise, products liability claims;
•the cost and timing of additional regulatory clearances or approvals;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•the scope, rate of progress and cost to expand ongoing manufacturing activities;
•costs associated with any product recall that may occur;
•the effect of competing technological and market developments;
•the extent to which we acquire or invest in products, technologies and businesses; and
•the costs of operating as a public company.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage medical device, pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•a slowdown in the medical device industry or the general economy;
•inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;
•performance of third parties on whom the we may rely, including for the manufacture of the components for our products, including their ability to comply with regulatory requirements;
•the results of our current and any future clinical trials of our devices;
•unanticipated or serious safety concerns related to the use of any of our products;
•the entry into, or termination of, key agreements, including key commercial partner agreements;
•the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•announcements by us, our commercial partners or our competitors of new products or product enhancements, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•competition from existing technologies and products or new technologies and products that may emerge;
•the loss of key employees;
•changes in estimates or recommendations by securities analysts, if any, who may cover our common stock;
•general and industry-specific economic conditions that may affect our research and development expenditures;
•the low trading volume and the high proportion of shares held by affiliates;
•changes in the structure of health care payment systems; and
•period-to-period fluctuations in our financial results.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)