Form 10-Q
period 2019-03-31
Apollo Endosurgery, Inc.
filed 2019-05-02
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35706

APOLLO ENDOSURGERY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1630142 (I.R.S. Employer Identification No.)

1120 S. Capital of Texas Highway, Building 1, Suite #300, Austin, Texas (Address of principal executive offices)	78746 (Zip Code)
Registrant’s telephone number, including area code (512) 279-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	APEN	The Nasdaq Stock Market LLC

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

As of April 30, 2019, there were 21,922,344 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,974	$23,996
Accounts receivable, net of allowance for doubtful accounts of $483 and $559, respectively	10,633	11,391
Inventory	10,407	9,932
Prepaid expenses and other current assets	3,254	2,801
Total current assets	54,268	48,120
Restricted cash	1,018	1,011
Property, equipment and right-of-use assets	8,008	5,897
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $9,942 and $9,455, respectively	9,323	9,859
Other assets	4,360	4,291
Total assets	$82,267	$74,468
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,146	$15,292
Accrued expenses	11,434	9,156
Total current liabilities	19,580	24,448
Long-term debt	33,891	21,190
Long-term liabilities	3,254	—
Total liabilities	56,725	45,638
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,922,344 and 21,899,522 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	249,441	249,115
Accumulated other comprehensive income	1,613	2,501
Accumulated deficit	(225,534)	(222,808)
Total stockholders' equity	25,542	28,830
Total liabilities and stockholders' equity	$82,267	$74,468

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$13,211	$15,743
Cost of sales	5,970	6,553
Gross margin	7,241	9,190
Operating expenses:
Sales and marketing	7,697	9,245
General and administrative	3,717	3,319
Research and development	3,428	2,456
Amortization of intangible assets	553	1,802
Settlement gain	(5,609)	—
Total operating expenses	9,786	16,822
Loss from operations	(2,545)	(7,632)
Other expenses:
Interest expense, net	959	960
Other income	(751)	(516)
Net loss before income taxes	(2,753)	(8,076)
Income tax expense	51	58
Net loss	$(2,804)	$(8,134)
Other comprehensive income (loss):
Foreign currency translation	(888)	(386)
Comprehensive loss	$(3,692)	$(8,520)
Net loss per share, basic and diluted	$(0.13)	$(0.47)
Shares used in computing net loss per share, basic and diluted	21,907,281	17,299,414

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2019
(In thousands, except for share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	44,418	—	103	—	—	103
Stock based compensation	—	—	323	—	—	323
Foreign currency translation	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(8,134)	(8,134)
Balances at March 31, 2018	17,335,627	$17	$225,548	$1,409	$(185,155)	$41,819

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	1,573	—	3	—	—	3
Issuance of restricted stock units	21,249	—	—	—	—	—
Stock based compensation	—	—	323	—	—	323
Foreign currency translation	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	(2,804)	(2,804)
Balances at March 31, 2019	21,922,344	$22	$249,441	$1,613	$(225,534)	$25,542

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,804)	$(8,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement gain	(5,609)	—
Depreciation and amortization	1,104	2,358
Amortization of deferred financing costs	298	58
Non-cash interest	3	92
Provision for doubtful accounts receivable	(37)	—
Inventory impairment	40	102
Stock based compensation	323	323
Unrealized foreign currency gain on short-term intercompany loans	(936)	(403)
Changes in operating assets and liabilities:
Accounts receivable	790	62
Inventory	(502)	(1,206)
Prepaid expenses and other assets	(350)	(210)
Accounts payable and accrued expenses	1,618	272
Net cash used in operating activities	(6,062)	(6,686)
Cash flows from investing activities:
Purchases of property and equipment	(112)	(1,173)
Purchases of intangibles and other assets	(65)	(120)
Net cash used in investing activities	(177)	(1,293)
Cash flows from financing activities:
Proceeds from exercise of stock options	3	103
Proceeds from long-term debt	35,000	—
Payments of deferred financing costs	(1,129)	(353)
Payment of long-term debt	(21,668)	—
Net cash provided by financing activities	12,206	(250)
Effect of exchange rate changes on cash	18	68
Net increase/(decrease) in cash, cash equivalents and restricted cash	5,985	(8,161)
Cash, cash equivalents and restricted cash at beginning of year	25,007	31,418
Cash, cash equivalents and restricted cash at end of period	$30,992	$23,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,160	$889
Cash paid for income taxes	—	14
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	$2,789	—

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
 The Company's core products include the OverStitch™ Endoscopic Suturing System ("ESS") and the Orbera® Intragastric Balloon System ("IGB"), which together comprise the Company's Endo-bariatric products. All devices are regulated by the U.S. Food and Drug Administration ("FDA") or an equivalent regulatory body outside the U.S.

 We have sales distribution offices in England, Australia, Italy, and Brazil that oversee regional sales and distribution activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.

 In December 2018, the Company sold its Surgical product line to ReShape Lifesciences, Inc. ("ReShape") for $10,000 in cash at closing and future cash consideration. As additional consideration, the Company received substantially all of ReShape's assets exclusively related to ReShape's intragastric balloon product line. Effective December 31, 2018, the Company ceased sales of ReShape's intragastric balloon system.
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
(b)   Unaudited Interim Results
 In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
(c)  Other Revenue
 In connection with the December 2018 sale of the Surgical product line, the Company entered into a transition services agreement, supply agreement and distribution agreement pursuant to which the Company will provide specific transition services for designated periods of time for each service, will manufacture Surgical products for up to two years and will serve as ReShape's distributor of Surgical product outside the U.S. for up to one year. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product. Pursuant to the OUS distribution agreement, the Company will continue to sell products to customers and will continue to recognize OUS Surgical product sales at the amounts charged to customers and reflect the cost of these products in cost of sales.

Transition service and supply agreement revenue are included in other revenue and distribution agreement revenue are reflected as Surgical product sales (see Note 14).

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(d)    Recent Accounting Pronouncements
 On January 1, 2019, the Company adopted the provisions of ASU 2016-02, Leases ("ASU 2016-02") under the modified retrospective approach, chose not to adjust comparative periods, and elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. The cumulative-effect adjustment made to the opening balance of retained earnings as of January 1, 2019 was $78. All significant lease arrangements are generally recognized at lease commitment. Operating lease right-of-use assets and liabilities are recognized at commencement, except for leases with an initial term of 12 months or less, for which lease expense is recognized as incurred over the lease term. Right-of-use assets represent the Company’s right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease terms may include options to extend or terminate the lease when its reasonably certain that the Company will exercise that option. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease right-of-use assets include any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

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
(3) Concentrations
 Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At March 31, 2019, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $30,992. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.

(4) Inventory
 Inventory consists of the following as of:

	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials	$3,723	$3,806
Work in progress	281	352
Finished goods	6,403	5,774
Total inventory	$10,407	$9,932
 The Company recorded an inventory impairment charge of $40 and $102 for the three months ended March 31, 2019, and 2018 respectively. Finished goods included $354 of consigned inventory at March 31, 2019.
(5) Property, Equipment and Right-of-Use Assets
    Property, equipment and right-of-use assets consists of the following:

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Depreciable Lives	March 31, 2019	December 31, 2018
Equipment	5 years	$7,583	$7,510
Right-of-use asset		2,789	—
Furniture, fixtures and tooling	4-8 years	2,231	2,223
Computer hardware	3-5 years	1,337	1,326
Leasehold improvements	3-5 years	1,400	1,400
Construction in process		104	130
		15,444	12,589
Less accumulated depreciation		(7,436)	(6,692)
Property and equipment, net		$8,008	$5,897

 The Company has operating leases for office space in Texas, California, the United Kingdom, Australia, Italy, and Brazil, and for the manufacturing facility located in Costa Rica. The Company also has various lease agreements for equipment and vehicles.

  As of March 31, 2019, the maturities of the Company's operating lease liabilities are as follows:

2019	$944
2020	1,023
2021	820
2022	142
2023	96
Thereafter	30
Total lease payments	3,055
Less imputed interest	(490)
Total operating lease liabilities	$2,565

 Operating lease liabilities are included in accrued expenses and long-term liabilities. Operating lease expense and cash paid within operating cash flows for operating leases was $333 for three months ended March 31, 2019. The weighted average remaining lease term was 2.8 years and weighted average discount rate used to estimate the value of the operating lease liabilities was 9.9%.
(6) Accrued Expenses
 Accrued expenses consist of the following as of:

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued employee compensation and expenses	$2,808	$3,804
Accrued professional service fees	3,274	2,983
Settlement liability (see note 15)	1,625	—
Transition service liability	1,086	—
Lease liability	936	—
Accrued returns and rebates	231	331
Accrued insurance and taxes	506	625
Other	968	1,413
Total accrued expenses	$11,434	$9,156

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Long-Term Debt
  Long-term debt consists of the following as of:

	March 31, 2019	December 31, 2018
	(unaudited)
Term loan facililty	$35,000	$—
Senior secured credit facility	—	$19,500
Payment-in-kind interest	—	2,142
Discount on long-term debt	—	(175)
Deferred financing costs	(1,109)	(277)
Long-term debt	$33,891	$21,190
 Future minimum principal payments of long-term debt by year are as follows:

2019	$—
2020	—
2021	11,667
2022	14,000
2023	9,333
Thereafter	—
$35,000

 In March 2019, the Company entered into a Term Loan Facility (the "Facility") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Facility is due on September 1, 2023 and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). The Facility may provide an additional $15,000 upon the Company's request subject to further credit approval. The Facility includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement of $10,000 and, beginning in June 2019, minimum Endo-bariatric product revenues. As of March 31, 2019, the Company was in compliance with the financial covenants. The Company used $22,372 of the proceeds of the Facility to repay its senior secured credit facility, in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
(8) Long-Term Liabilities
  Long-term liabilities consists of $1,629 for the long-term lease liability and $1,625 for the non-current portion of a dispute settlement (see note 15).
(9) Stock Based Compensation
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
  A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of March 31, 2019 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	1,502,756	$5.63	7.7 years	$217
Options exercised	(1,573)	$1.82
Options forfeited	(19,552)	$6.23
Options vested and expected to vest, March 31, 2019	1,481,631	$5.63	7.5 years	$361
Options exercisable	860,420	$4.85	6.7 years	$321
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
  The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2018
Risk free interest rate	2.7%
Expected dividend yield	—%
Estimated volatility	63.2%
Expected life	5.8 years
No options were granted during the three months ended March 31, 2019.
Additional information regarding options is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock compensation cost	$323	$323
Weighted-average grant date fair value of options granted during the period	$—	$3.86
Aggregate intrinsic value of options exercised during the period	$2	$170
 The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2019 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2019 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
 Unrecognized compensation expense related to unvested options was approximately $2,287 at March 31, 2019, with a remaining amortization period of 2.5 years.
 A summary of the restricted stock unit activity under the Company's Equity Plans as of March 31, 2019 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2018	94,940	$6.21	$328
Restricted stock units vested	(21,249)	$6.58
Unvested units, March 31, 2019	73,691	$6.11	$276
 Unrecognized compensation expense related to unvested restricted stock units was approximately $387 at March 31, 2019, with a remaining amortization period of 2.6 years.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(10) Income Taxes
 The provision for income taxes for the three months ended March 31, 2019 and 2018 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
 The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
 As of March 31, 2019, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
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
  Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2019	2018
Warrants for common stock	251,189	251,891
Common stock options	1,481,631	1,525,688
Restricted stock units	73,691	80,579
	1,806,511	1,858,158

(12) Liquidity and Capital Resources
 The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $225,534 as of March 31, 2019. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations and meet debt covenant requirements will depend upon its level of future revenue and operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. Management believes its existing cash and cash equivalents and product revenues will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that the Company will be able to do so. The Company believes it has additional sources of liquidity through the remaining capacity of their shelf registration statement or cost reduction actions. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past, and may in the future, explore alternatives to finance its business plan, including, but not limited to, a public offering of its common stock, private equity or debt financings, reduction of planned expenditures, or other sources.
 In March 2019, the Company entered into the Facility with Solar to borrow $35,000 of which $22,372 of the proceeds were used to repay the Company's previous senior secured credit facility. The Facility includes affirmative, negative and financial covenants, including maintenance of a minimum cash balance of $10,000 and minimum product revenue requirements. While the Company believes it will remain in compliance with these covenants, if it is unable to do so, the Company would seek covenant waivers which may or may not be granted by the lender and in the event the lender may also require the repayment of the Term Loan Facility could be accelerated at the lender's discretion.
(13) Fair Value Measurements
 The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $35,000 at March 31, 2019. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.

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
(14) Segment and Geographic Information
 Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company's products are principally sold in the U.S. No other countries are individually significant.
 Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$3,007	$3,491	$6,498	49.2%	$2,497	$3,270	$5,767	36.6%
IGB	1,459	2,863	4,322	32.7%	1,611	2,918	4,529	28.8%
Endo-bariatric	4,466	6,354	10,820	81.9%	4,108	6,188	10,296	65.4%
Surgical	—	1,700	1,700	12.9%	2,938	2,266	5,204	33.1%
Other	683	8	691	5.2%	233	10	243	1.5%
Total revenues	$5,149	$8,062	$13,211	100.0%	$7,279	$8,464	$15,743	100.0%
% Total revenues	39.0%	61.0%			46.2%	53.8%

 Total distributor sales were 27.9% and 19.7% of total OUS revenues for the three months ended March 31, 2019 and 2018, respectively. The next largest individual country outside the U.S. was 9.2% and 7.7% of total revenues for the three months ended March 31, 2019 and 2018, respectively.
 The following table represents property, equipment and right-of-use assets, net based on the physical geographic location of the asset:

	March 31, 2019	December 31, 2018
	(unaudited)
United States	$3,384	$2,337
Costa Rica	4,027	3,347
Other	597	213
Total property, equipment and right-of-use assets, net	$8,008	$5,897

(15) Subsequent Event
 In April 2019, the Company entered into a settlement agreement with Allergan, Inc., to resolve the dispute related to amounts charged for inventory purchases and transition services provided through 2016, after the asset acquisition of the obesity intervention business in

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
December 2013. The settlement agreement provides for the payment of $3,250 to completely discharge all remaining responsibility for these charges. The settlement amount is due in two equal installments in May 2019 and April 2020.

 Prior to this settlement, the Company's accounts payable and accrued liabilities included $8,859 related to charged and disputed purchases and services. The Company recognized a gain of $5,609 for the three months ended March 31, 2019, as a result of this settlement agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 This quarterly report (“ Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
 The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 with the Securities and Exchange Commission ("SEC"). “Apollo,”, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.
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

Divestiture of the Surgical Product Line

 In December 2018, we sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). ReShape agreed to pay $17.0 million in cash, of which $10.0 million was paid at the closing of the transaction and an additional $2.0 million is payable on each of the first and second anniversary of the closing date and the remaining $3.0 million is payable on the third anniversary of the closing date. As additional consideration, we also received from ReShape substantially all of ReShape's assets exclusively related to their intragastric balloon product.

The parties entered into a transition services agreement, supply agreement and distribution agreement pursuant to which, among other things, we will manufacture the Surgical product for ReShape for up two years, serve as ReShape’s distributor of the Surgical product outside of the U.S. ("OUS") for up to one year and provide other specified services.

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
Financial Operations Overview
Revenues
 With the divestiture of our Surgical product line and once we complete our OUS distribution agreement with ReShape, our principal source of revenues will be sales of our Endo-bariatric products. Pursuant to the OUS distribution agreement for the Surgical product line, we will continue to sell products to customers for up to one year until ReShape has transferred responsibility for these markets. We will continue to recognize OUS Surgical product sales at the amounts charged to customers and reflect the cost of these products in cost of sales.The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.

 Other revenue includes amounts recognized for our digital aftercare support program, transition and supply services for the divested Surgical product line and freight. We offer a digital weight loss support system for patients both before and after weight loss procedures and recognize revenue over the term of each contract. In connection with the December 2018 sale of the Surgical product line, we entered into a transition services agreement and supply agreement pursuant to which we will provide specific transition services for designated periods of time for each service and we will manufacture Surgical products for up to two years. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product.
Cost of Sales
 Our ESS products have historically been purchased from third-party manufacturers, and our cost of sales for these products has consisted of the actual purchase price from these manufacturers plus an allocation of our internal overhead cost. Cost of sales for our IGB and Surgical products and the ESS products which we manufacture includes raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

 Our gross margin will continue to be impacted by the shift in our revenue mix between our Surgical and Endo-bariatric products. Our divested Surgical products historically have higher gross margins compared to our high-growth Endo-bariatric products. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Comparability of cost of sales between periods could also be affected by changes in inventory valuation allowances related to obsolete or excess inventory. We expect to improve gross margins as we complete certain identified Endo-bariatric product gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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
Research and Development Expense
 Research and development expense includes product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expense also includes compensation and stock-based compensation expense for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development and clinical obligations.
Intangible Amortization
 Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents and trademarks, and capitalized software. Intangible assets are amortized over the asset's estimated useful life.
Critical Accounting Policies and Estimates
 The preparation of financial statements and related disclosures is in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical evidence and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, "Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2018 Form 10-K, and "Critical Accounting Policies and Estimates" in Part II, Item 7 of the 2018 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. There have been no material changes to the Company's critical accounting policies and estimates since the 2018 Form 10-K.

Non-GAAP Financial Measures

 To supplement our financial results we are providing a non-GAAP financial measure, percentage revenue change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of revenues. Percentage revenue change in constant currency is calculated by translating current foreign currency sales using last year's exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.

 We believe the non-GAAP financial measure included herein is helpful in understanding our current financial performance. We use this supplemental non-GAAP financial measure internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between the company’s performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measure is not meant to be considered in isolation or as a substitute for the comparable GAAP metric.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$13,211	100.0%	$15,743	100.0%
Cost of sales	5,970	45.2%	6,553	41.6%
Gross margin	7,241	54.8%	9,190	58.4%
Operating expenses:
Sales and marketing	7,697	58.3%	9,245	58.7%
General and administrative	3,717	28.1%	3,319	21.1%
Research and development	3,428	25.9%	2,456	15.6%
Amortization of intangible assets	553	4.2%	1,802	11.4%
Settlement gain	(5,609)	(42.5)%	—	—%
Total operating expenses	9,786	74.0%	16,822	106.9%
Loss from operations	(2,545)	(19.2)%	(7,632)	(48.5)%
Interest expense, net	959	7.3%	960	6.1%
Other income	(751)	(5.7)%	(516)	(3.3)%
Net loss before income taxes	(2,753)	(20.8)%	(8,076)	(51.3)%
Income tax expense	51	0.4%	58	0.4%
Net loss	$(2,804)	(21.2)%	$(8,134)	(51.7)%
(1) Comparability between periods includes $3.5 million decrease in Surgical product sales resulting from the divestiture of the Surgical business in December 2018.

Revenues
 Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$3,007	$3,491	$6,498	$2,497	$3,270	$5,767	20.4%	6.8%	12.7%
IGB	1,459	2,863	4,322	1,611	2,918	4,529	(9.4)%	(1.9)%	(4.6)%
Total Endo-bariatric	4,466	6,354	10,820	4,108	6,188	10,296	8.7%	2.7%	5.1%
Surgical	—	1,700	1,700	2,938	2,266	5,204	(100.0)%	(25.0)%	(67.3)%
Other	683	8	691	233	10	243	193.1%	(20.0)%	184.4%
Total revenues	$5,149	$8,062	$13,211	$7,279	$8,464	$15,743	(29.3)%	(4.7)%	(16.1)%
% Total revenues	39.0%	61.0%		46.2%	53.8%

  Product sales change in constant currency for the three months ended March 31, 2019 were as follows:

	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	13.5%	16.5%
IGB	5.0%	(0.1)%
Total Endo-bariatric	9.5%	9.2%
Surgical	(19.3)%	(64.9)%
Other	(10.0)%	184.8%
Total Revenues	1.8%	(12.6)%

 Total revenues for the three months ended March 31, 2019 were $13.2 million, compared to $15.7 million for the three months ended March 31, 2018, a decrease of 16.1%, primarily due to the divestiture of the Surgical product line in December 2018. Foreign currency fluctuations reduced total revenues $0.6 million for the three months ended March 31, 2019 compared to the same period of 2018. Direct market sales accounted for approximately 83% of total revenues for the first quarter of 2019, compared to 89% for the same period in 2018.
 ESS product sales increased $0.7 million, or 12.7% in the three months ended March 31, 2019, when compared to the same period of 2018. U.S. ESS product sales increased $0.5 million, or 20.4% for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, due to continued new user adoption and greater product utilization in existing accounts. OUS ESS product sales increased $0.2 million, or 6.8% in the three months ended March 31, 2019 compared to the same period of 2018. In constant currency, OUS ESS sales increased 13.5% and total ESS product sales increased 16.5% for the three months ended March 31, 2019 when compared to the same period of 2018.

 IGB product sales decreased $0.2 million for the three months ended March 31, 2019, a decline of 4.6%. U.S. IGB product sales decreased $0.2 million, or 9.4%, for the three months ended March 31, 2019, when compared to the same period in 2018 as the recovery of consumer demand following the June 2018 FDA letter to Health Care Professionals did not reach levels experienced in the first three months of 2018. OUS IGB sales were $2.9 million for both the first quarter of 2019 and the first quarter of 2018. In constant currency, OUS IGB sales increased 5.0% for the three months ended March 31, 2019 when compared to the same period of 2018 and total IGB sales were $4.5 million for both the first quarter of 2019 and 2018.
 Total Endo-bariatric product sales increased to $10.8 million for the three months ended March 31, 2019 from $10.3 million for the same period of 2018. In constant currency, Endo-bariatric sales increased 9.2% for the three months ended March 31, 2019 when compared to the same period of 2018.
 Total Surgical product sales decreased $3.5 million following the divestiture of the Surgical business in December 2018.

 The increase in other revenues is due to transition and manufacturing services provided to ReShape.

Cost of Sales
 Costs of product sales for the periods shown were as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$3,653	27.6%	$4,513	28.7%
Overhead	1,515	11.5%	1,270	8.1%
Change in inventory reserve	40	0.3%	102	0.6%
Other indirect costs	762	5.8%	668	4.2%
Total cost of sales	$5,970	45.2%	$6,553	41.6%
Gross Margin
 Gross margin as a percentage of revenues was 54.8% for the three months ended March 31, 2019, compared to 58.4%, for the same period of 2018. The decline in gross margin is primarily due to the shift in our product sales mix to Endo-bariatric products that realize lower gross margins than our divested Surgical products.
Operating Expenses
 Sales and Marketing Expense. Sales and marketing expense decreased $1.5 million in the three months ended March 31, 2019 compared to the same period of 2018 primarily due to lower compensation, customer service charges and advertising costs.
 General and Administrative Expense. General and administrative expense increased $0.4 million for the three months ended March 31, 2019, when compared to the same period of 2018, respectively, due to higher professional services and audit fee.
 Research and Development Expense. Research and development expense increased $1.0 million for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to higher clinical trial costs associated with our Endo-bariatric products.
 Amortization of Intangible Assets. Amortization of intangible assets decreased $1.2 million in the three months ended March 31, 2019 compared to the same period in 2018 due to the disposition of intangibles associated with the Surgical business.
 Settlement gain. Settlement gain of $5.6 million resulted from the resolution of the dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.

Loss from Operations
 Loss from operations for the three months ended March 31, 2019 and 2018 was $2.5 million and $7.6 million, respectively. Excluding the settlement gain, the loss from operation for the quarter ended March 31, 2019 was $8.2 million. The increased loss from operations after excluding the one-time settlement gain was primarily due to the divestiture of our Surgical product line in December of 2018.
Other Expenses
 Interest Expense. Interest expense was unchanged in the first quarter of 2019 when compared to the same period in 2018.
 Other Income. Other income primarily consists of realized and unrealized foreign exchange gains on the revaluation of short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries.
Liquidity and Capital Resources
 We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $225.5 million as of March 31, 2019. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. Management believes its existing cash and cash equivalents and product revenues will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, a public offering of our common stock, private equity or debt financings, reduction of planned expenditures, or other sources.
 In December 2017, we filed a shelf registration statement to sell up to $50.0 million of our common stock at a future date. In June 2018, we completed a public offering that generated $23.7 million in gross proceeds.

Term Loan Facility
 In March 2019, we entered into the Facility with Solar to borrow $35.0 million. The Facility is due on September 1, 2023 and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. The Facility may provide an additional $15.0 million upon the our request subject to further credit approval. The Facility includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement of $10.0 million and minimum product revenues. We used $22.4 million of the proceeds of the Facility to repay our senior secured credit facility, in full including interest.
Cash Flows
 The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,062)	$(6,686)
Net cash used in investing activities	(177)	(1,293)
Net cash provided by/(used in) financing activities	12,206	(250)
Effect of exchange rate changes on cash	18	68
Net change in cash, cash equivalents and restricted cash	$5,985	$(8,161)
Operating Activities
 Cash used in operating activities of  $6.1 million for the three months ended March 31, 2019 was primarily the result of a net loss of $2.8 million plus non-cash items of $4.8 million primarily related to the settlement gain of $5.6 million, depreciation, amortization, foreign currency on intercompany loans, and stock based compensation. Additionally, cash provided by operating assets and liabilities of $1.6 million related to working capital changes primarily related to accounts receivable, accounts payable and accrued liabilities.

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
Investing Activities
Cash used for investing activities of $0.2 million for the three months ended March 31, 2019 and $1.3 million for the three months ended March 31, 2018 were primarily related to equipment purchases associated with our product development and gross margin improvement projects.
Financing Activities
Cash provided by financing activities of $12.2 million for the three months ended March 31, 2019 was primarily related to the net proceeds received from the Term Loan Facility refinancing. Cash used in financing activities of $0.3 million for the three months ended March 31, 2018 related to deferred financing costs associated with an amendment to our senior secured credit facility.
Future Funding Requirements
As of March 31, 2019, we had cash, cash equivalents and restricted cash balances totaling $31.0 million. We believe our existing cash and cash equivalents and product revenues will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.

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
Recent Accounting Pronouncements
See Note 2(e) to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of recently enacted accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item has been omitted as we qualify as a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 As of the end of the period covered by this Quarterly Report, our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 promulgated under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Quarterly Report such disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting related to control deficiencies within the Company's revenue recognition and recording processes that was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

 As disclosed under Item 9A., Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness in internal control over financial reporting relating to the Company's sales order to cash process. We began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2019.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Risks Related to Our Business
We have incurred significant operating losses since inception and may not be able to achieve profitability.
 We have incurred net losses since our inception in 2005. For the years ended December 31, 2018 and 2017, we had net losses of $45.8 million and $27.3 million, respectively, and for the three months ended March 31, 2019 we had a net loss of $2.8 million. As of March 31, 2019, we had an accumulated deficit of $225.5 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endo-bariatric products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the bariatric market. The bariatric and gastroenterology community. Our Endo-bariatric products offer non-surgical and less-invasive solutions and technology that enable new options for physicians treating their patients who suffer from obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endo-bariatric market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
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
 If the supply of materials from our suppliers were to be interrupted or if we experience delays or interruptions from our manufacturers, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers manufacturers, and these suppliers and manufacturers further depend on many component providers. As ESS product sales increase, we have experienced times of temporary supply disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. However, if such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components from any of our suppliers or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues.
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
If another company successfully develops an approach for the treatment of gastrointestinal conditions, including obesity that is less invasive or more effective than our current product offerings, sales of our products would be significantly and adversely affected.
We may be unable to successfully integrate or expand operations and processes in connection with acquisitions.
Our Surgical product line, which we recently divested, and our IGB product line were acquired December 2013. In the future, should we grow or acquire new assets or businesses, we expect to incrementally hire and train new personnel and implement appropriate financial and managerial controls, systems and procedures in order to effectively manage our growth and integrate newly acquired operations and processes.

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
Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks.

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
 Nonetheless, our or our third-party service providers' information technology and infrastructure are subject to attacks by hackers and may be breached due to inadequacy of the protective measures undertaken, human errors or omissions, malfeasance or other disruptions. The age of our or our third-party providers' information technology systems, as well as the level of protection and business continuity or disaster recovery capability, varies significantly by application software and third-party service provider, and there can be no guarantee that any such measures, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information, protected health information, or personal data of EU residents) could harm our reputation, compel us to comply with disparate federal, state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we or our third-party providers are unable to prevent security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may be subject to additional legal claims or proceedings, or we may suffer loss of reputation, financial loss and other regulatory penalties, which could have a material adverse impact on our business, financial condition and results of operations. Hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. In addition, a data security breach could distract management or other key personnel from performing their primary operational duties, impair our ability to transact business with our customers, lose access to critical data or systems, or compromise confidential information including trade secrets and other intellectual property, any of which may harm our competitive position, require us to allocate more resources to improved security technologies, or otherwise adversely affect our business.
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

*The United Kingdom’s pending exit from the EU could lead to increased market access issues, legal issues, and economic conditions which could adversely impact our business.

On June 23, 2016, the electorate in the United Kingdom ("U.K.") voted in favor of leaving the EU (commonly referred to as “Brexit”). On March 29, 2017, the U.K. government delivered to the European Council notice of its intention to leave the EU and, in the absence of an executed withdrawal agreement with the EU, the effective date of the U.K.’s withdrawal from the EU will be October 31, 2019. Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Our notified body in Europe was BSI which is based in the U.K., which will no longer have standing in the EU as a notified body. We are transferring our notified body to BSI in the Netherlands which will require that we change product labeling and packaging for all our products and other potential implications that have yet to be identified at this time. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency translation risk. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and our U.K. sales may suffer as a result. Our efforts to mitigate the risk of this supply disruption to our U.K. customers may not prove sufficient. Until the final terms of Brexit are known, impacts to relevant currencies and business operations will be difficult to predict.

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
 If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly de novo, down-classification, or a premarket approval application. Where we determine that modifications to our products require a new 510(k) or de novo clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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
 Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from "becoming aware" of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by the FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. As part of this assessment we conduct a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not our product was a cause of an Adverse Event), Apollo’s policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
 The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA's August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business.
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
 For example, in December 2016, the 21st Century Cures Act was enacted into law. The Act includes many provisions that impact the regulation of medical devices. For example, the Act includes provisions regarding, among other things:
•expediting the development and prioritizing FDA review of “breakthrough” technologies
•expanding the scope of diseases/conditions eligible for a humanitarian device exemption
•encouraging FDA to rely more on real-world evidence to demonstrate device safety and effectiveness
•emphasizing the least burdensome standard for device reviews
 Moreover, organizational changes within the FDA as well as recent and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
 In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published. When it becomes effective on May 26, 2020, the MDR 2017 will change the obligations of medical device manufacturers with product in the EU and will subject high risk medical devices to additional scrutiny during the conformity assessment procedure. MDR 2017 repeals and replaces the EU Medical Devices Directive and intended to eliminate current differences in the regulation of medical devices among EEA Member States. Once applicable, the new regulations will among other things:
•add new rules on placing devices on the market and reinforce surveillance once they are available;
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

 In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, in the future with the MDR 2017. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.
If the third parties on which we rely to conduct our clinical trials and to assist us with post market studies do not perform as contractually required or expected, we may not be able to maintain regulatory approval for our products.
 We often must rely on third parties, such as medical institutions, clinical investigators, contract research organizations and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA post market studies required to keep our PMA approvals in good standing. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable clinical protocols or regulatory requirements or for other reasons, our clinical activities or clinical trials may be extended, delayed, suspended or terminated, and we may be at risk of losing our regulatory approvals, or fail to obtain desired regulatory approvals, which could harm our business.
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
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors
 Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement and litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products or information that is essential to our business operations, if such technologies, features or information are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or information that are important or essential to our products or business operations would have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products and conduct business, which could have an adverse effect on our business, results of operations and financial condition.

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
 As of March 31, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2019.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)