Form 10-K/A
Apollo Endosurgery, Inc.
filed 2019-05-03
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35706

APOLLO ENDOSURGERY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1630142 (I.R.S. Employer Identification No.)

1120 S. Capital of Texas Highway, Building 1, Suite #300, Austin, Texas (Address of principal executive offices)	78746 (Zip Code)
Registrant’s telephone number (512) 279-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, $0.001 par value per share	APEN	The Nasdaq Global Market

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

EXPLANATORY NOTE

 This Annual Report on Form 10-K/A amends our Annual Report on Form 10-K to refile an updated copy of Exhibit 23.1 - Consent of KPMG LLP, Independent Registered Public Accounting Firm to Apollo Endosurgery, Inc. for certain typographical and other errors included in the originally filed exhbit.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item 15.	Exhibits and Financial Statement Schedules	4
Signatures

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2++	Asset Purchase Agreement, dated December 17, 2018, by and between Apollo Endosurgery, Inc. and ReShape Lifesciences Inc.	8-K	001-35706	2.1	December 19, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Form of Warrant issued to Torreya Capital	S-4	333-214059	4.7	October 11, 2016
4.4	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015	S-4	333-214059	4.8	October 11, 2016
4.5	Third Amended and Restated Investors' Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
10.1#	2019 Bonus Plan	8-K	001-35706	10.1	March 5, 2019
10.2#	Offer Letter, dated November 19, 2014, between Apollo Endosurgery, Inc. and Bret Schwartzhoff	S-4	333-214059	10.18	October 11, 2018
10.3#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.4#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.5#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.6#	Second Amendment to Employment Agreement dated June 1, 2014 by and between the Company and Todd Newton	8-K	001-35706	10.2	May 30, 2018
10.7#	First Amendment to Employment Agreement dated March 2, 2015 by and between the Company and Stefanie Cavanaugh	8-K	001-35706	10.3	May 30, 2018

10.8#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.9#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.10	Loan and Security Agreement, dated March 15, 2019, by and among the Company, Solar Capital, Ltd, the guarantors party thereto, and the lenders.	10-K	001-35706	10.1	March 18, 2019
10.11	Credit Agreement, dated February 27, 2015, by and among the Company, Athyrium Opportunities II Acquisition LP, as administrative agent, the guarantors party thereto, and the other lenders from time to time party thereto, as amended or supplemented.	8-K	001-35706	10.1	March 8, 2017
10.12	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018
10.13	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.14	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.15#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.16#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.17#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017
10.18#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
10.18#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016

23.1 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm to Apollo Endosurgery, Inc.
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35706	32.1	March 18, 2019
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35706	32.2	March 18, 2019

 ____________

# Management contract or compensation plan or arrangement

* Provided herewith.

 + + Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Purchase Agreement (identified therein) have been omitted from this report and will be furnished supplementally to the SEC upon request.

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 3, 2019 by the undersigned thereto.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2019.

Signature	Title	Date

/s/ Todd Newton	Chief Executive Officer and Director	May 3, 2019
Todd Newton	(Principal Executive Officer)

/s/ Stefanie Cavanaugh	Chief Financial Officer, Treasurer and Secretary	May 3, 2019
Stefanie Cavanaugh	(Principal Financial Officer)

*	Controller	May 3, 2019
Chrissy Citzler-Carr	(Principal Accounting Officer)

*	Chairman of the Board	May 3, 2019
Richard J. Meelia

*	Director	May 3, 2019
Rick Anderson

*	Director	May 3, 2019
Matthew S. Crawford

*	Director	May 3, 2019
Julie Shimer

*	Director	May 3, 2019
William D. McClellan, Jr.

*	Director	May 3, 2019
R. Kent McGaughy, Jr.

*	Director	May 3, 2019
David Pacitti

*	Director	May 3, 2019
Bruce Robertson, Ph.D.

*By: /s/ Todd Newton
Todd Newton
Attorney-in-Fact