Form 10-Q
period 2019-06-30
Apollo Endosurgery, Inc.
filed 2019-07-24
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 19, 2019, there were 21,933,108 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,919	$23,996
Accounts receivable, net of allowance for doubtful accounts of $623 and $559, respectively	11,170	11,391
Inventory	10,557	9,932
Prepaid expenses and other current assets	3,126	2,801
Total current assets	47,772	48,120
Restricted cash	1,010	1,011
Property, equipment and right-of-use assets	7,385	5,897
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $10,519 and $9,455, respectively	8,782	9,859
Other assets	4,447	4,291
Total assets	$74,686	$74,468
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,262	$15,292
Accrued expenses	12,102	9,156
Total current liabilities	21,364	24,448
Long-term debt	33,863	21,190
Long-term liabilities	1,422	—
Total liabilities	56,649	45,638
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,933,102 and 21,899,522 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	249,791	249,115
Accumulated other comprehensive income	2,532	2,501
Accumulated deficit	(234,308)	(222,808)
Total stockholders' equity	18,037	28,830
Total liabilities and stockholders' equity	$74,686	$74,468

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$14,254	$15,788	$27,465	$31,531
Cost of sales	7,088	6,607	13,058	13,160
Gross margin	7,166	9,181	14,407	18,371
Operating expenses:
Sales and marketing	7,803	8,489	15,500	17,734
General and administrative	3,343	3,249	7,060	6,568
Research and development	2,689	3,154	6,117	5,610
Amortization of intangible assets	528	1,802	1,081	3,604
Settlement gain	—	—	(5,609)	—
Total operating expenses	14,363	16,694	24,149	33,516
Loss from operations	(7,197)	(7,513)	(9,742)	(15,145)
Other expenses:
Interest expense, net	669	1,019	1,628	1,979
Other expense	908	981	157	465
Net loss before income taxes	(8,774)	(9,513)	(11,527)	(17,589)
Income tax expense	—	28	51	86
Net loss	$(8,774)	$(9,541)	$(11,578)	$(17,675)
Other comprehensive income (loss):
Foreign currency translation	919	383	31	(3)
Comprehensive loss	$(7,855)	$(9,158)	$(11,547)	$(17,678)
Net loss per share, basic and diluted	$(0.40)	$(0.53)	$(0.53)	$(1.00)
Shares used in computing net loss per share, basic and diluted	21,926,891	18,005,759	21,917,140	17,654,777

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three months ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at March 31, 2018	17,335,627	$17	$225,548	$1,409	$(185,155)	$41,819
Exercise of common stock options	216,379	—	584	—	—	584
Issuance of restricted stock units	16,236	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Stock based compensation	—	—	352	—	—	352
Foreign currency translation	—	—	—	383	—	383
Net loss	—	—	—		(9,541)	(9,541)
Balances at June 30, 2018	21,877,332	$22	$248,336	$1,792	$(194,696)	$55,454

Balances at March 31, 2019	21,922,344	$22	$249,441	$1,613	$(225,534)	$25,542
Exercise of common stock options	2,181	—	4	—	—	4
Issuance of restricted stock units	8,577	—	—	—	—	—
Stock based compensation	—	—	346	—	—	346
Foreign currency translation	—	—	—	919	—	919
Net loss	—	—	—	—	(8,774)	(8,774)
Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(In thousands, except for share data)
(unaudited)

	Six Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	260,797	—	687	—	—	687
Issuance of restricted stock units	16,236	—	—	—	—	—
Stock based compensation	—	—	675	—	—	675
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Foreign currency translation	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,675)	(17,675)
Balances at June 30, 2018	21,877,332	$22	$248,336	$1,792	$(194,696)	$55,454

Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	3,754	—	7	—	—	7
Issuance of restricted stock units	29,826	—	—	—	—	—
Stock based compensation	—	—	669	—	—	669
Foreign currency translation	—	—	—	31	—	31
Net loss	—	—	—	—	(11,578)	(11,578)
Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,578)	$(17,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement gain	(5,609)	—
Depreciation and amortization	2,152	4,687
Amortization of deferred financing costs	361	144
Non-cash interest	(148)	194
Provision for doubtful accounts receivable	99	105
Inventory impairment	40	261
Stock based compensation	669	675
Unrealized foreign currency gain on short-term intercompany loans	432	494
Changes in operating assets and liabilities:
Accounts receivable	117	(90)
Inventory	(659)	(1,010)
Prepaid expenses and other assets	(153)	(266)
Accounts payable and accrued expenses	1,550	(3,734)
Net cash used in operating activities	(12,727)	(16,215)
Cash flows from investing activities:
Purchases of property and equipment	(377)	(1,490)
Purchases of intangibles and other assets	(99)	(406)
Proceeds from sale of equipment	18	—
Net cash used in investing activities	(458)	(1,896)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	687
Proceeds from long-term debt	35,000	—
Proceeds from issuance of common stock	—	21,857
Payments of deferred financing costs	(1,221)	(353)
Payment of long-term debt	(21,668)	—
Net cash provided by financing activities	12,118	22,191
Effect of exchange rate changes on cash	(11)	(53)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,078)	4,027
Cash, cash equivalents and restricted cash at beginning of year	25,007	31,418
Cash, cash equivalents and restricted cash at end of period	$23,929	$35,445

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,753	$1,799
Cash paid for income taxes	32	42
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	2,789	—

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

In December 2018, the Company sold its Surgical product line to ReShape Lifesciences, Inc. ("ReShape") for $10,000 in cash at closing and future cash consideration of $7,000. As additional consideration, the Company received substantially all of ReShape's assets exclusively related to ReShape's intragastric balloon product line. Effective December 31, 2018, the Company ceased sales of ReShape's intragastric balloon system.
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

Transition service and supply agreement revenue are included in other revenue and distribution agreement revenue is reflected as Surgical product sales (see Note 14).

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
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At June 30, 2019, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at six different banks totaling $23,929. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.

(4) Inventory
Inventory consists of the following as of:

	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$2,680	$3,806
Work in progress	644	352
Finished goods	7,233	5,774
Total inventory	$10,557	$9,932

The Company recorded inventory impairment charges of $0 and $40 for the three and six months ended June 30, 2019 and $159 and $261 for the three and six months ended June 30, 2018, respectively. Finished goods included $188 of consigned inventory at June 30, 2019.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	June 30, 2019	December 31, 2018
		(unaudited)
Equipment	5 years	$7,515	$7,510
Right-of-use asset	1-5 years	2,778	—
Furniture, fixtures and tooling	4-8 years	2,230	2,223
Computer hardware	3-5 years	1,340	1,326
Leasehold improvements	3-5 years	1,401	1,400
Construction in process		174	130
		15,438	12,589
Less accumulated depreciation		(8,053)	(6,692)
Property and equipment, net		$7,385	$5,897

The Company has operating leases for office space in Texas, California, the United Kingdom, Australia, Italy, and Brazil, and for the manufacturing facility located in Costa Rica. The Company also has various lease agreements for equipment and vehicles.

As of June 30, 2019, the maturities of the Company's operating lease liabilities are as follows:

2019	$638
2020	1,020
2021	817
2022	139
2023	93
Thereafter	29
Total lease payments	2,736
Less imputed interest	(401)
Total operating lease liabilities	$2,335

Operating lease liabilities of $913 and $1,422 are included in accrued expenses and long-term liabilities, respectively, as of June 30, 2019. Operating lease expense and cash paid within operating cash flows for operating leases was $319 and $652 for the three and six months ended June 30, 2019, respectively. The weighted average remaining lease term was 2.6 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.9%.
(6) Other Assets
Other assets includes $4,133 for the non-current portion of the receivable due from ReShape.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Accrued Expenses
Accrued expenses consist of the following as of:

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued employee compensation and expenses	$3,595	$3,804
Accrued professional service fees	3,478	2,983
Settlement liability	1,625	—
Transition service liability	1,046	—
Lease liability	913	—
Accrued returns and rebates	231	331
Accrued insurance and taxes	512	625
Other	702	1,413
Total accrued expenses	$12,102	$9,156

(8) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2019	December 31, 2018
	(unaudited)
Term loan facililty	$35,000	$—
Senior secured credit facility	—	19,500
Payment-in-kind interest	—	2,142
Discount on long-term debt	—	(175)
Deferred financing costs	(1,137)	(277)
Long-term debt	$33,863	$21,190

Future minimum principal payments of long-term debt by year are as follows:

2019	$—
2020	—
2021	11,667
2022	14,000
2023	9,333
Thereafter	—
$35,000

In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement is due on September 1, 2023 and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). The Credit Agreement may provide an additional $15,000 upon the Company's request subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum Endo-bariatric product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay its senior secured credit facility in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
In June 2019, the Company entered into the First Amendment to the Credit Agreement which adjusted the trailing six-month Endo-bariatric revenue requirements for the periods ending June 30, July 31, and August 31, 2019 and increased the minimum liquidity covenant to $12,500 until certain year-end revenue and cash milestones are achieved, at which point the minimum liquidity covenant will revert back to $10,000. As of June 30, 2019, the Company was in compliance with the financial covenants.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Interest expense was $945 and $2,220 for the three and six months ended June 30, 2019 and $1,087 and $2,127 for the three and six months ended June 30, 2018, respectively.
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
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of June 30, 2019 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	1,502,756	$5.63	7.7 years	$217
Options granted	693,024	$3.49
Options exercised	(3,754)	$1.78
Options forfeited	(139,935)	$4.27
Options outstanding, vested and expected to vest, June 30, 2019	2,052,091	$5.01	7.7 years	$147
Options exercisable	932,269	$5.04	6.3 years	$126

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

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Risk free interest rate	2.3%	2.7%
Expected dividend yield	—%	—%
Estimated volatility	64.3%	63.2%
Expected life	5.8 years	5.8 years

Additional information regarding options is as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Weighted-average grant date fair value of options granted during the period	$2.06	$3.86
Aggregate intrinsic value of options exercised during the period	$7	$859
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2019 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2019 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The total compensation cost recognized for stock-based awards was $346 and $669 for the three and six months ended June 30, 2019 and $352 and $675 for the three and six months ended June 30, 2018.
The Company has options outstanding to purchase 146,400 common shares that vest upon the achievement of certain revenue targets for calendar year 2019. Achievement of the performance targets deemed probable are included in total stock compensation expense.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Unrecognized compensation expense related to unvested options was approximately $3,174 at June 30, 2019, with a remaining amortization period of 3.0 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of June 30, 2019 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2018	94,940	$6.21	$328
Restricted stock units granted	170,455	$3.49
Restricted stock units vested	(29,826)	$6.66
Unvested units, June 30, 2019	235,569	$4.19	$766
Unrecognized compensation expense related to unvested restricted stock units was approximately $920 at June 30, 2019, with a remaining amortization period of 3.5 years.
(10) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2019 and 2018 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.
As of June 30, 2019, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warrants for common stock	251,189	251,891	251,189	251,891
Common stock options	1,807,092	1,660,440	1,629,296	1,475,235
Restricted stock units	166,263	99,708	115,968	80,946
	2,224,544	2,012,039	1,996,453	1,808,072

(12) Liquidity and Capital Resources
The Company has experienced operating losses since inception and occasional debt covenant violations and has an accumulated deficit of $234,308 as of June 30, 2019. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations and meet debt covenant requirements will depend upon its level of future revenue and operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. Management believes its existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that the Company will be able to do so. The Company believes it has additional sources of liquidity through the remaining capacity of their shelf registration statement or cost reduction actions. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past, and may in the future, explore alternatives to finance its business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
In March 2019, the Company entered into the Credit Agreement with Solar to borrow $35,000 of which $22,372 of the proceeds were used to repay the Company's previous senior secured credit facility. The Credit Agreement includes affirmative, negative and financial covenants, including maintenance of a minimum cash balance and minimum product revenue requirements. While the Company believes it will remain in compliance with these covenants, if it is unable to do so, the Company would seek covenant waivers which may or may not be granted by the lender and the lender could accelerate repayment of the Term Loan Facility.
(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $35,000 at June 30, 2019. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$3,780	$3,899	$7,679	53.9%	$2,655	$2,825	$5,480	34.7%
IGB	1,458	3,056	4,514	31.7%	1,675	3,609	5,284	33.5%
Endo-bariatric	5,238	6,955	12,193	85.5%	4,330	6,434	10,764	68.2%
Surgical	—	1,330	1,330	9.3%	2,631	2,093	4,724	29.9%
Other	721	10	731	5.2%	292	8	300	1.9%
Total revenues	$5,959	$8,295	$14,254	100.0%	$7,253	$8,535	$15,788	100.0%
% Total revenues	41.8%	58.2%			45.9%	54.1%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$6,787	$7,390	$14,177	51.6%	$5,152	$6,095	$11,247	35.7%
IGB	2,917	5,919	8,836	32.2%	3,286	6,527	9,813	31.1%
Endo-bariatric	9,704	13,309	23,013	83.8%	8,438	12,622	21,060	66.8%
Surgical	—	3,030	3,030	11.0%	5,569	4,359	9,928	31.5%
Other	1,404	18	1,422	5.2%	525	18	543	1.7%
Total revenues	$11,108	$16,357	$27,465	100.0%	$14,532	$16,999	$31,531	100.0%
% Total revenues	40.4%	59.6%			46.1%	53.9%

Total distributor sales were 33.7% and 22.5% of total OUS revenues for the three months ended June 30, 2019 and 2018, respectively and 30.8% and 21.1% for the six months ended June 30, 2019 and 2018, respectively. The next largest individual country outside the U.S. was 8.4% and 8.8% of total revenues for the three months ended June 30, 2019 and 2018, respectively and 8.8% and 8.0% of total revenues for the six months ended June 30, 2019 and 2018, respectively.
The following table represents property, equipment and right-of-use assets, net based on the physical geographic location of the asset:

	June 30, 2019	December 31, 2018
	(unaudited)
United States	$3,150	$2,337
Costa Rica	3,698	3,347
Other	537	213
Total property, equipment and right-of-use assets, net	$7,385	$5,897

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
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

Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase focus on our Endo-bariatric products and monetize a non-strategic asset.

ReShape agreed to pay $17.0 million in cash ("Cash Purchase Price"), of which $10.0 million was paid at the closing of the transaction and an additional $2.0 million is payable on each of the first and second anniversary of the closing date and the remaining $3.0 million is payable on the third anniversary of the closing date. As additional consideration, we also received from ReShape substantially all of ReShape's assets exclusively related to their intragastric balloon product. As of December 31, 2018, we discontinued selling ReShape's intragastric balloon product.

Upon completion of the ReShape transactions, the parties entered into a transition services agreement, supply agreement and distribution agreement pursuant to which, among other things, we will manufacture the Surgical product for ReShape for up two years, serve as ReShape’s distributor of the Surgical product outside of the U.S. ("OUS") for up to one year and provide other specified services for defined periods of time.

We and ReShape each made customary representations, warranties, covenants and indemnities in the Purchase Agreement. Subject to certain limitations, we each agreed to indemnify the other party for certain matters, including breaches of representations, warranties and covenants in the Purchase Agreement. ReShape also granted us a security interest in substantially all of ReShape’s assets as security for the payment and performance when due of all of ReShape’s obligations under the Purchase Agreement, including their remaining Cash Purchase Price obligations until the earlier of either the satisfaction of all obligations or the completion of a qualified financing.

Financial Operations Overview
Revenues
Our principal source of revenues are sales of our Endo-bariatric products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.

Following the divestiture of our Surgical product line, we will continue to sell Surgical products to customers OUS for the shorter of one year or until ReShape has transferred responsibility for selling in these markets. Our product sales will continue to include OUS Surgical product sales from these serviced markets at the amounts charged to customers and we will reflect the cost of these products in cost of sales.

Other revenue includes amounts recognized for our digital aftercare support program, transition and supply services we render to ReShape related to the divested Surgical product line and freight. We offer a digital weight loss support system for patients both before and after weight loss procedures and recognize revenue over the term of each contract. In connection with the December 2018 sale of the Surgical product line, we entered into a transition services agreement and supply agreement pursuant to which we will provide specific transition services for designated periods of time for each service, and we will manufacture Surgical products for up to two years. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product.
Cost of Sales
Our ESS products, representing the majority of our Endo-bariatric product sales, have historically been purchased from third-party manufacturers, and our cost of sales for these products has consisted of the actual purchase price from these manufacturers plus an allocation of our internal overhead cost. Cost of sales for our IGB, Surgical products and the ESS products which we manufacture includes raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

Our gross margin will continue to be impacted by the shift in our revenue mix between our Surgical and Endo-bariatric products. Our divested Surgical products historically have higher gross margins compared to our Endo-bariatric products. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Comparability of cost of sales and gross margin between periods could also be affected by changes in inventory valuation allowances related to obsolete or excess inventory. We expect to improve gross margins as we complete certain identified Endo-bariatric product gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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
Results of Operations
Comparison of the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$14,254	100.0%	$15,788	100.0%
Cost of sales	7,088	49.7%	6,607	41.8%
Gross margin	7,166	50.3%	9,181	58.2%
Operating expenses:
Sales and marketing	7,803	54.7%	8,489	53.8%
General and administrative	3,343	23.5%	3,249	20.6%
Research and development	2,689	18.9%	3,154	20.0%
Amortization of intangible assets	528	3.7%	1,802	11.4%
Total operating expenses	14,363	100.8%	16,694	105.7%
Loss from operations	(7,197)	(50.5)%	(7,513)	(47.6)%
Interest expense, net	669	4.7%	1,019	6.5%
Other expense	908	6.4%	981	6.2%
Net loss before income taxes	(8,774)	(61.6)%	(9,513)	(60.3)%
Income tax expense	—	—%	28	0.2%
Net loss	$(8,774)	(61.6)%	$(9,541)	(60.4)%

(1) Comparability between periods includes $2.8 million decrease resulting from the divestiture of the Surgical business in December 2018. See product sales table for additional information for product group and geographic market.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$27,465	100.0%	$31,531	100.0%
Cost of sales	13,058	47.5%	13,160	41.7%
Gross margin	14,407	52.5%	18,371	58.3%
Operating expenses:
Sales and marketing	15,500	56.4%	17,734	56.2%
General and administrative	7,060	25.7%	6,568	20.8%
Research and development	6,117	22.3%	5,610	17.8%
Amortization of intangible assets	1,081	3.9%	3,604	11.4%
Settlement gain	(5,609)	(20.4)%	—	—%
Total operating expenses	24,149	87.9%	33,516	106.3%
Loss from operations	(9,742)	(35.4)%	(15,145)	(48.0)%
Interest expense, net	1,628	5.9%	1,979	6.3%
Other expense	157	0.6%	465	1.5%
Net loss before income taxes	(11,527)	(41.9)%	(17,589)	(55.8)%
Income tax expense	51	0.2%	86	0.3%
Net loss	$(11,578)	(42.1)%	$(17,675)	(56.1)%
(1) Comparability between periods includes $5.8 million decrease resulting from the divestiture of the Surgical business in December 2018. See product sales table for additional information for product group and geographic market.
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$3,780	$3,899	$7,679	$2,655	$2,825	$5,480	42.4%	38.0%	40.1%
IGB	1,458	3,056	4,514	1,675	3,609	5,284	(13.0)%	(15.3)%	(14.6)%
Total Endo-bariatric	5,238	6,955	12,193	4,330	6,434	10,764	21.0%	8.1%	13.3%
Surgical	—	1,330	1,330	2,631	2,093	4,724	(100.0)%	(36.5)%	(71.8)%
Other (1)	721	10	731	292	8	300	146.9%	25.0%	143.7%
Total revenues	$5,959	$8,295	$14,254	$7,253	$8,535	$15,788	(17.8)%	(2.8)%	(9.7)%
% Total revenues	41.8%	58.2%		45.9%	54.1%
(1) Other revenue includes $0.6 million of transition and manufacturing services provided to ReShape for the three months ended June 30, 2019.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$6,787	$7,390	$14,177	$5,152	$6,095	$11,247	31.7%	21.2%	26.1%
IGB	2,917	5,919	8,836	3,286	6,527	9,813	(11.2)%	(9.3)%	(10.0)%
Total Endo-bariatric	9,704	13,309	23,013	8,438	12,622	21,060	15.0%	5.4%	9.3%
Surgical	—	3,030	3,030	5,569	4,359	9,928	(100.0)%	(30.5)%	(69.5)%
Other (1)	1,404	18	1,422	525	18	543	167.4%	—%	161.9%
Total revenues	$11,108	$16,357	$27,465	$14,532	$16,999	$31,531	(23.6)%	(3.8)%	(12.9)%
% Total revenues	40.4%	59.6%		46.1%	53.9%
(1) Other revenue includes $1.1 million of transition and manufacturing services provided to ReShape for the six months ended June 30, 2019.

Product sales change in constant currency were as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	44.0%	43.2%	27.6%	29.5%
IGB	(11.5)%	(11.9)%	(4.1)%	(6.5)%
Total Endo-bariatric	12.9%	16.2%	11.2%	12.7%
Surgical	(33.4)%	(70.5)%	(26.1)%	(67.5)%
Other	20.5%	142.2%	9.7%	161.7%
Total revenues	1.5%	(7.4)%	1.7%	(10.0)%

Total revenues for the three months ended June 30, 2019 were $14.3 million, compared to $15.8 million for the three months ended June 30, 2018, a decrease of 9.7%. Total revenues for the six months ended June 30, 2019 were $27.5 million, compared to $31.5 million for the six months ended June 30, 2018, a decrease of 12.9%. In December 2018, we divested our Surgical products, but will continue to have residual sales in certain OUS markets under a distribution agreement that ends no later than December 2019, and other revenues associated with the transition and manufacturing services provided that end no later than December 2020. Subsequent to this transaction, our management's focus is on the market development and commercialization of our Endo-bariatric products.

Total Endo-bariatric product sales increased to $12.2 million and $23.0 million for the three and six months ended June 30, 2019 from $10.8 million and $21.1 million for the same period of 2018, respectively. In constant currency, Endo-bariatric sales increased 16.2% and 12.7% for the three and six months ended June 30, 2019 when compared to the same period of 2018, respectively. Direct market Endo-bariatric product sales accounted for approximately 79.1% and 79.8% of total Endo-bariatric product sales for the three and six months ended June 30, 2019, compared to 83.2% and 84.2% for the same period of 2018, respectively.

Total ESS product sales increased $2.2 million and $2.9 million, or 40.1% and 26.1%, for the three and six months ended June 30, 2019, when compared to the same period of 2018, respectively. In constant currency, ESS product sales increased 43.2% and 29.5% for the three and six months ended June 30, 2019, respectively. U.S. ESS product sales increased $1.1 million and $1.6 million, or 42.4% and 31.7%, for the three and six months ended June 30, 2019, when compared to the same period in 2018, respectively. OUS ESS product sales increased $1.1 million and $1.3 million, or 38.0% and 21.2%, for the three and six months ended June 30, 2019 when compared to the same period of 2018, and in constant currency, OUS ESS product sales increased 44.0% and 27.6%, respectively. Worldwide, ESS growth is due to continued new user adoption and greater product utilization in our existing customer base.

Total IGB product sales decreased $0.8 million and $1.0 million, or 14.6% and 10.0%, for the three and six months ended June 30, 2019, when compared to the same period of 2018, respectively. U.S. IGB product sales decreased $0.2 million and $0.4 million, or 13.0% and 11.2%, for the three and six months ended June 30, 2019, when compared to the same period in 2018, respectively, on lower consumer demand for IGB treatments following the June 2018 FDA letter to Health Care Professionals. OUS IGB product sales decreased $0.6 million for both the three and six months ended June 30, 2019, or 15.3% and 9.3%, when compared to the same period in 2018, respectively, due to lower sales to our Middle East distributor. In constant currency, OUS IGB product sales decreased 11.5% and 4.1% for the three and six months ended June 30, 2019 when compared to the same period of 2018, respectively.

The increase in other revenues is due to transition and manufacturing services provided to ReShape, that began in December 2018, of $0.6 million and and $1.1 million for the three and six months ended June 30, 2019, respectively.

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$5,120	35.9%	$4,309	27.3%
Overhead	1,242	8.7%	1,548	9.8%
Other indirect costs	726	5.1%	750	4.7%
Total cost of sales	$7,088	49.7%	$6,607	41.8%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$8,773	31.9%	$8,822	28.0%
Overhead	2,757	10.0%	2,818	8.9%
Other indirect costs	1,528	5.6%	1,520	4.8%
Total cost of sales	$13,058	47.5%	$13,160	41.7%

Gross Margin
Gross margin as a percentage of revenues was 50.3% and 52.5% for the three and six months ended June 30, 2019, compared to 58.2% and 58.3%, for the same period of 2018, respectively. The decline in gross margin is primarily due to a greater proportion of our overall product sales coming from our high growth, but lower gross margin, ESS products following the divestiture of the Surgical product line. Gross margin for our Endo-bariatric products was 50.1% and 50.4% for the three and six months ended June 30, 2019 compared to 49.8% and 48.9% for the same period of 2018, respectively.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $0.7 million and $2.2 million for the three and six months ended June 30, 2019 compared to the same period in 2018, respectively, primarily due to lower advertising costs, compensation and customer service charges.
General and Administrative Expense. General and administrative expense increased $0.1 million and $0.5 million for the three and six months ended June 30, 2019 when compared to the same period of 2018, respectively, primarily due to higher audit fees incurred in the first quarter of 2019.
Research and Development Expense. Research and development expense decreased $0.5 million for the three months ended June 30, 2019 when compared to the same period for 2018 and increased $0.5 million for the six months ended June 30, 2019 when compared to the same period of 2018, primarily due to timing of clinical trial costs associated with our Endo-bariatric products.
Amortization of Intangible Assets. Amortization of intangible assets decreased $1.3 million and $2.5 million for the three and six months ended June 30, 2019 compared to the same period in 2018, respectively, due to the disposition of intangible assets associated with the Surgical business.
Settlement gain. Settlement gain of $5.6 million for the six months ended June 30, 2019 resulted from the resolution of the dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.
Loss from Operations
Loss from operations for the three months ended June 30, 2019 and 2018 was $7.2 million and $7.5 million, respectively. For the six months ended June 30, 2019 and 2018, loss from operations was $9.7 million and $15.1 million, respectively. Excluding the settlement gain, the loss from operations for the six months ended June 30, 2019 was $15.4 million. The increased loss from operations after excluding the one-time settlement gain was primarily due to the divestiture of our Surgical product line in December of 2018.

Other Expenses
Interest Expense, net. Net interest expense decreased by $0.4 million for both the three and six months ended June 30, 2019 when compared to the same period in 2018, primarily due to imputed interest income recognized on the receivable from ReShape related to the Surgical divestiture in December 2018.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange gains on the revaluation of short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $234.3 million as of June 30, 2019. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. Management believes its existing cash and cash equivalents, product revenues and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources.
In December 2017, we filed a shelf registration statement to sell up to $50.0 million of our common stock at a future date. In June 2018, we completed a public offering that generated $23.7 million in gross proceeds.
Term Loan Facility
In March 2019, we entered into the Credit Agreement with Solar to borrow $35.0 million. The Credit Agreement is due on September 1, 2023 and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. The Credit Agreement may provide an additional $15.0 million upon our request subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement, in full including interest.
In June 2019, we entered into the First Amendment to the Credit Agreement which adjusted the trailing six-month Endo-bariatric revenue requirements for the periods ending June 30, July 31, and August 31, 2019 and increased the minimum liquidity covenant to $12.5 million until certain year-end revenue and cash milestones are achieved, at which point the minimum liquidity covenant will revert back to $10.0 million.
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(12,727)	$(16,215)
Net cash used in investing activities	(458)	(1,896)
Net cash provided by financing activities	12,118	22,191
Effect of exchange rate changes on cash	(11)	(53)
Net change in cash, cash equivalents and restricted cash	$(1,078)	$4,027

Operating Activities

Cash used in operating activities of $12.7 million for the six months ended June 30, 2019 was primarily the result of a net loss of $11.6 million plus non-cash items of $2.0 million primarily related to the settlement gain of $5.6 million, depreciation, amortization, foreign currency on intercompany loans, and stock based compensation. Additionally, cash provided by operating assets and liabilities of $0.9 million related to working capital changes primarily related to inventory, accounts payable and accrued expenses.

Cash used in operating activities of $16.2 million for the six months ended June 30, 2018 was primarily the result of a net loss of $17.7 million, net of non-cash charges of $6.6 million primarily related to depreciation, amortization, foreign currency on intercompany loans and stock based compensation. Additionally, cash used by operating assets and liabilities of $5.1 million related to working capital changes primarily due to settlement of inventory purchases from the prior year.
Investing Activities
Cash used for investing activities of $0.5 million for the six months ended June 30, 2019 and $1.9 million for the six months ended June 30, 2018 were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $12.1 million for the six months ended June 30, 2019 was primarily related to the net proceeds received from the Term Loan Facility refinancing. Cash provided by financing activities of $22.2 million for the six months ended June 30, 2018 was primarily related to $21.9 million in net proceeds from the issuance of common stock in the June 2018 public offering.
Future Funding Requirements
As of June 30, 2019, we had cash, cash equivalents and restricted cash balances totaling $23.9 million. We believe our existing cash and cash equivalents, product revenues and available debt and equity financing arrangements will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.

Any future capital requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance of our lending facility, and the costs and timing of sales, marketing, distribution and manufacturing activities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2018 and 2017, we had net losses of $45.8 million and $27.3 million, respectively, and for the six months ended June 30, 2019 we had a net loss of $11.6 million. As of June 30, 2019, we had an accumulated deficit of $234.3 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.

Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endo-bariatric products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the gastroenterology and bariatric community. Our Endo-bariatric products offer non-surgical and less-invasive solutions and technology that enable new options for physicians treating their patients who suffer from a variety of gastrointestinal conditions, including obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endo-bariatric market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
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
•receive adequate coverage and reimbursement for procedures performed with our products; and
•train our sales and marketing team to effectively support our market development efforts.
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
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endo-bariatric products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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

Physicians may also misuse our products, use improper techniques, ignore or disregard information provided in training or fail to obtain adequate training, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Some of our products have cleared indications for general use and the FDA or foreign regulatory bodies may determine that promotional materials or training relating to a particular procedure is off-label promotion. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
If the supply of materials from our suppliers were to be interrupted or if we experience delays or interruptions from our manufacturers, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As ESS product sales increase, we have experienced times of temporary supply disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components from any of our suppliers or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues.
Manufacturing of our products requires capital equipment and a well-trained workforce. The sourcing of new manufacturing or supply capacity can require significant lead time. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current suppliers and manufacturers, we will not be able to adequately address demand for our products and our revenues and results of operations would suffer.
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
We may be unable to collect future payments from ReShape related to the divestiture of our Surgical Product line.
As part of the sale of the Surgical Product Line to ReShape a portion of the Cash Purchase Price is due in future payments of $2.0 million on each of the first and second anniversary of the the closing date and $3.0 million payable on the third anniversary of the closing date. Any failure of ReShape to timely pay some or all of the remaining future payments will adversely affect our business and financial position.

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

On June 23, 2016, the electorate in the United Kingdom ("U.K.") voted in favor of leaving the EU (commonly referred to as “Brexit”). On March 29, 2017, the U.K. government delivered to the European Council notice of its intention to leave the EU and, in the absence of an executed withdrawal agreement with the EU, the effective date of the U.K.’s withdrawal from the EU will be October 31, 2019. Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Our notified body in Europe was BSI which is based in the U.K., which will no longer have standing in the EU as a notified body. We transferred our notified body to BSI in the Netherlands which requires that we change product labeling and packaging for all our products and may have other potential implications that have yet to be identified at this time. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency translation risk. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and our U.K. sales may suffer as a result. Our efforts to mitigate the risk of this supply disruption to our U.K. customers may not prove sufficient. Until the final terms of Brexit are known, impacts to relevant currencies and business operations will be difficult to predict.

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
Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.
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
Modifications to our products may require new regulatory approvals or clearances, including 510(k) or de novo clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA and other regulatory authorities outside the United States require device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, a given regulatory authority, such as the FDA, can review a manufacturer's decision and may disagree and on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If a regulatory authority disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products, re-introduce pre-modified product back into the specific market, and harm our operating results. In addition, a regulatory authority in one country may not agree with the conclusion of a regulatory authority of another country. In these circumstances, we may be subject to significant enforcement actions.
If we determine that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then we must file for a new 510(k) clearance or possibly de novo, down-classification, or a premarket approval application. Where we determine that modifications to our products require a new 510(k) or de novo clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our sales.
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
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from "becoming aware" of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by the FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. As part of this assessment we conduct a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not our product was a cause of an Adverse Event), Apollo’s policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products or for which we cannot confirm whether or not our product caused or contributed to the adverse event also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
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
We may, under our own initiative, recall a product if any material deficiency in a device is found. In addition, the FDA and similar foreign governmental authorities can require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of voluntary recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and became effective on May 26, 2020. The MDR 2017 changes certain obligations of medical device manufacturers with product in the EU and will subject high risk medical devices to additional scrutiny during the conformity assessment procedure. MDR 2017 repeals and replaces the EU Medical Devices Directive and intended to eliminate current differences in the regulation of medical devices among EEA Member States. The new regulations will among other things:
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
In addition, the MDR 2017 may impose increased compliance obligations for us to access the EU market.

In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, in the future with the MDR 2017. Our failure to continue to comply with applicable foreign regulatory requirements, including meeting additional clinical evidence requirements and complying with regulatory requirements administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.
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

In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar") under which we may borrow an additional $15.0 million upon our request subject to further credit approval. We cannot assure you that additional funding will be received. We used $22.4 million of the proceeds to repay the existing senior secured credit facility. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which will have an adverse effect on our net loss and financial condition.

To the extent that our operating trends do not enable us to meet our financial and restrictive covenant requirements, we are unable to pay interest or principal when due or we are unable to meet other covenants and requirements contained within our credit agreements, we may default under such agreement. A default under any such agreements could result in further increases in consent or amendment fees to our lender, further increases in interest costs, the imposition of additional constraints on borrowing by our lender or potentially more serious liquidity constraints and adverse financial consequences, including reductions in the value of our common stock or the necessity of seeking protection from creditors under bankruptcy laws. To remedy issues we may encounter with meeting our debt obligations, or for other purposes, we may find it necessary to seek further refinancing of our indebtedness, and may do so with debt instruments that are more costly than our existing instruments (and which will rank senior to our common shareholders), or we may issue additional securities which may dilute the ownership interests or value of our existing shareholders.
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
•defend or enforce, in litigation or otherwise, our patent and other intellectual property rights and any claims that we infringe on third-party patents or other intellectual property rights;
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
•the cost of filing, defending and enforcing our patent or other intellectual property rights, in litigation or otherwise and any claims that our product infringes third-party patents or other intellectual property rights;
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
We also expect that additional capital may be needed in the future to fund our operations. To raise capital, we may sell common stock, preferred stock, convertible securities or such other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
The ownership of our common stock is currently highly concentrated, and may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
As of June 30, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2019.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)