Form 10-Q
period 2019-09-30
Apollo Endosurgery, Inc.
filed 2019-10-30
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 20,944,284 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,970	$23,996
Accounts receivable, net of allowance for doubtful accounts of $698 and $559, respectively	8,902	11,391
Inventory	10,833	9,932
Prepaid expenses and other current assets	3,350	2,801
Total current assets	58,055	48,120
Restricted cash	1,006	1,011
Property, equipment and right-of-use assets	6,999	5,897
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $11,029 and $9,455, respectively	8,340	9,859
Other assets	4,535	4,291
Total assets	$84,225	$74,468
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,157	$15,292
Accrued expenses	10,107	9,156
Total current liabilities	20,264	24,448
Long-term debt	34,276	21,190
Convertible debt	18,527	—
Long-term liabilities	1,209	—
Total liabilities	74,276	45,638
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 20,934,969 and 21,899,522 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	21	22
Additional paid-in capital	250,186	249,115
Accumulated other comprehensive income	2,708	2,501
Accumulated deficit	(242,966)	(222,808)
Total stockholders' equity	9,949	28,830
Total liabilities and stockholders' equity	$84,225	$74,468

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$11,259	$14,141	$38,724	$45,672
Cost of sales	5,826	6,400	18,884	19,560
Gross margin	5,433	7,741	19,840	26,112
Operating expenses:
Sales and marketing	6,495	7,344	21,995	25,078
General and administrative	3,159	3,021	10,219	9,589
Research and development	2,128	3,671	8,245	9,281
Amortization of intangible assets	510	1,807	1,591	5,411
Settlement gain	—	—	(5,609)	—
Total operating expenses	12,292	15,843	36,441	49,359
Loss from operations	(6,859)	(8,102)	(16,601)	(23,247)
Other expenses:
Interest expense, net	1,221	1,001	2,849	2,980
Other expense	498	620	655	1,085
Net loss before income taxes	(8,578)	(9,723)	(20,105)	(27,312)
Income tax expense	80	36	131	122
Net loss	$(8,658)	$(9,759)	$(20,236)	$(27,434)
Other comprehensive income (loss):
Foreign currency translation	176	498	207	495
Comprehensive loss	$(8,482)	$(9,261)	$(20,029)	$(26,939)
Net loss per share, basic and diluted	$(0.40)	$(0.45)	$(0.93)	$(1.44)
Shares used in computing net loss per share, basic and diluted	21,401,044	21,885,158	21,743,218	19,080,400

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2018	21,877,332	$22	$248,336	$1,792	$(194,696)	$55,454
Exercise of common stock options	15,008	—	51	—	—	51
Issuance of restricted stock units	834	—	—	—	—	—
Stock based compensation	—	—	374	—	—	374
Foreign currency translation	—	—	—	498	—	498
Net loss	—	—	—	—	(9,759)	(9,759)
Balance at September 30, 2018	21,893,174	$22	$248,761	$2,290	$(204,455)	$46,618

Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037
Exercise of common stock options	1,867	—	4	—	—	4
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Stock based compensation	—	—	390	—	—	390
Foreign currency translation	—	—	—	176	—	176
Net loss	—	—	—	—	(8,658)	(8,658)
Balances at September 30, 2019	20,934,969	$21	$250,186	$2,708	$(242,966)	$9,949

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(In thousands, except for share data)
(unaudited)

	Nine Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	275,805	—	738	—	—	738
Issuance of restricted stock units	17,070	—	—	—	—	—
Stock based compensation	—	—	1,049	—	—	1,049
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Foreign currency translation	—	—	—	495	—	495
Net loss	—	—	—	—	(27,434)	(27,434)
Balances at September 30, 2018	21,893,174	$22	$248,761	$2,290	$(204,455)	$46,618

Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	5,621	—	11	—	—	11
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Issuance of restricted stock units	29,826	—	—	—	—	—
Stock based compensation	—	—	1,059	—	—	1,059
Foreign currency translation	—	—	—	207	—	207
Net loss	—	—	—	—	(20,236)	(20,236)
Balances at September 30, 2019	20,934,969	$21	$250,186	$2,708	$(242,966)	$9,949

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,236)	$(27,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement gain	(5,609)	—
Depreciation and amortization	3,108	7,024
Amortization of deferred financing costs	470	269
Non-cash interest	214	291
Provision for doubtful accounts receivable	209	174
Inventory impairment	80	367
Stock based compensation	1,059	1,049
Unrealized foreign currency loss on short-term intercompany loans	950	906
Changes in operating assets and liabilities:
Accounts receivable	2,074	1,088
Inventory	(1,042)	439
Prepaid expenses and other assets	(319)	(84)
Accounts payable and accrued expenses	97	(3,007)
Net cash used in operating activities	(18,945)	(18,918)
Cash flows from investing activities:
Purchases of property and equipment	(466)	(1,965)
Purchases of intangibles and other assets	(181)	(754)
Proceeds from sale of equipment	18	—
Net cash used in investing activities	(629)	(2,719)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	738
Proceeds from long-term debt	35,000	—
Proceeds from convertible debt	20,000	—
Proceeds from issuance of common stock	—	21,857
Payments of deferred financing costs	(2,737)	(353)
Payment of long-term debt	(21,668)	(2,500)
Net cash provided by financing activities	30,606	19,742
Effect of exchange rate changes on cash	(63)	(69)
Net increase/(decrease) in cash, cash equivalents and restricted cash	10,969	(1,964)
Cash, cash equivalents and restricted cash at beginning of year	25,007	31,418
Cash, cash equivalents and restricted cash at end of period	$35,976	$29,454

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,634	$2,738
Cash paid for income taxes	132	36
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	2,789	—

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
The Company's core products include the OverStitch™ Endoscopic Suturing System ("ESS") and the Orbera® Intragastric Balloon System ("IGB"), which together comprise the Company's Endoscopy products.

We have offices in England, Australia, Italy, and Brazil that oversee commercial activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.

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
(b) Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
(c) Other Revenue
In connection with the December 2018 sale of the Surgical product line, the Company entered into a transition services agreement, supply agreement and distribution agreement pursuant to which the Company will provide specific transition services for designated periods of time for each service, manufacture Surgical products for up to two years, and serve as ReShape's distributor of Surgical product outside the U.S. for up to one year. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product. Transition service and supply agreement revenue are included in other revenue. Pursuant to the OUS distribution agreement, the Company will continue to sell products to customers and will continue to recognize OUS Surgical product sales at the amounts charged to customers and reflect the cost of these products in cost of sales.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(d) Leases

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
(e) Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for annual and interim reporting in fiscal years beginning after December 15, 2019 and is not expected to be material.
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At September 30, 2019, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at six different banks totaling $35,976. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that the concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually evaluates the status of each of its customers, but generally requires no collateral.

(4) Inventory
Inventory consists of the following as of:

	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$3,085	$3,806
Work in progress	539	352
Finished goods	7,209	5,774
Total inventory	$10,833	$9,932

The Company recorded inventory impairment charges of $40 and $80 for the three and nine months ended September 30, 2019 and $106 and $367 for the three and nine months ended September 30, 2018, respectively. Finished goods includes $200 of consigned inventory at September 30, 2019.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	September 30, 2019	December 31, 2018
		(unaudited)
Equipment	5 years	$7,486	$7,510
Right-of-use assets	1-5 years	2,762	—
Furniture, fixtures and tooling	4-8 years	2,230	2,223
Computer hardware	3-5 years	1,334	1,326
Leasehold improvements	3-5 years	1,400	1,400
Construction in process		497	130
		15,709	12,589
Less accumulated depreciation		(8,710)	(6,692)
Property and equipment, net		$6,999	$5,897

The Company has operating leases for office space in the United States, the United Kingdom, Australia, Italy, and Brazil, and for a manufacturing facility located in Costa Rica. The Company also has various lease agreements for equipment and vehicles.

As of September 30, 2019, the maturities of the Company's operating lease liabilities are as follows:

2019	$306
2020	1,015
2021	815
2022	137
2023	91
Thereafter	28
Total lease payments	2,392
Less imputed interest	(298)
Total operating lease liabilities	$2,094

Operating lease liabilities of $885 and $1,209 are included in accrued expenses and long-term liabilities, respectively, as of September 30, 2019. Operating lease expense and cash paid within operating cash flows for operating leases was $306 and $958 for the three and nine months ended September 30, 2019, respectively. The weighted average remaining lease term was 2.31 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 10.0%.
(6) Other Assets
Included in other assets as of September 30, 2019 and December 31, 2018 is $4,238 and $3,907 for the non-current portion of the receivable due from ReShape, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Accrued Expenses
Accrued expenses consists of the following as of:

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued employee compensation and expenses	$3,116	$3,804
Accrued professional service fees	2,430	2,983
Settlement liability	1,625	—
Lease liability	885	—
Accrued insurance and taxes	276	625
Accrued returns and rebates	222	331
Other	1,553	1,413
Total accrued expenses	$10,107	$9,156

(8) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2019	December 31, 2018
	(unaudited)
Term loan facililty	$35,000	$—
Senior secured credit facility	—	19,500
Payment-in-kind interest	347	2,142
Discount on long-term debt	—	(175)
Deferred financing costs	(1,071)	(277)
Long-term debt	$34,276	$21,190

Future minimum principal payments of long-term debt by year are as follows:

2019	$—
2020	—
2021	11,667
2022	14,000
2023	9,333
Thereafter	—
$35,000

In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). An additional 4.75% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before March 15, 2029. The Company is accruing for these additional fees as payment-in-kind interest which is included in long-term debt. The Credit Agreement provides that an additional $15,000 may be drawn upon the Company's request subject to further credit approval. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenue requirement. The Company used $22,372 of the proceeds of the Credit Agreement to repay its previous senior secured credit facility in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
In June 2019, the Company entered into the First Amendment to the Credit Agreement which adjusted the trailing six-month

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Endoscopy revenue requirements for the periods ending June 30, July 31, and August 31, 2019 and increased the minimum liquidity covenant to $12,500.
In August 2019, the Company entered into the Second Amendment to the Credit Agreement to allow for the issuance of $20,000 aggregate principal amount of the Company's 6.0% unsecured convertible debentures due 2024 (the "Convertible Debt").
In October 2019, the Company entered into the Third Amendment to the Credit Agreement that adjusted the trailing six-month Endoscopy revenue requirements for the periods ending August 31, 2019 through December 31, 2019, as the Company was not in compliance with the minimum product revenue requirement. As of September 30, 2019, after considering the adjustments made pursuant to the Third Amendment to the Credit Agreement, the Company was in compliance with the financial covenants.
Interest expense on the Company's long term debt was $1,284 and $3,504 for the three and nine months ended September 30, 2019 and $1,152 and $3,279 for the three and nine months ended September 30, 2018, respectively.
(9) Convertible Debt
Convertible debt consists of the following as of:

	September 30, 2019	December 31, 2018
	(unaudited)
Convertible debt	$20,000	$—
Deferred financing costs	(1,473)	—
Total convertible debt	$18,527	$—

In August 2019, the Company issued $20,000 aggregate principal amount of Convertible Debt, primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt will be payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year, beginning on January 1, 2020, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the average volume-weighted average price ("VWAP") of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.
The Convertible Debt converts, at the option of the holders, into shares of the Company's common stock at an initial conversion price of $3.25 per share, subject to adjustment. If the VWAP of the Company's common stock has been at least $9.75 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, the Company may force the conversion of all or any part of the outstanding principal amount of the Convertible Debt, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.
Interest expense on the Convertible Debt was $208 for the three and nine months ended September 30, 2019.
(10) Stock Based Compensation
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
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of September 30, 2019 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	1,502,756	$5.63	7.7 years	$217
Options granted	781,705	$3.47
Options exercised	(5,621)	$1.81
Options forfeited	(228,346)	$4.45
Options outstanding, vested and expected to vest, September 30, 2019	2,050,494	$4.95	7.7 years	$145
Options exercisable	978,853	$5.15	6.2 years	$130

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

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk free interest rate	2.2%	2.7%
Expected dividend yield	—%	—%
Estimated volatility	64.6%	63.3%
Expected life	5.8 years	5.8 years

Additional information regarding options is as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Weighted-average grant date fair value of options granted during the period	$2.04	$3.95
Aggregate intrinsic value of options exercised during the period	$10	$923
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2019 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2019 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The total compensation cost recognized for stock-based awards was $390 and $1,059 for the three and nine months ended September 30, 2019 and $374 and $1,049 for the three and nine months ended September 30, 2018.
The Company has options outstanding to purchase 136,197 common shares that vest upon the achievement of certain revenue targets for calendar year 2019. Achievement of the performance targets deemed probable are included in total stock compensation expense.
Unrecognized compensation expense related to unvested options was approximately $2,836 at September 30, 2019, with a remaining amortization period of 2.7 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of September 30, 2019 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2018	94,940	$6.21	$328
Restricted stock units granted	200,009	$3.46
Restricted stock units vested	(29,826)	$6.66
Restricted stock units forfeited	(15,971)	$4.37
Unvested units, September 30, 2019	249,152	$4.07	$820
Unrecognized compensation expense related to unvested restricted stock units was approximately $872 at September 30, 2019, with a remaining amortization period of 3.0 years.
(11) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2019 and 2018 includes both domestic and foreign income taxes at applicable statutory rates. The provision primarily consists of foreign income taxes.
The Company has established a valuation allowance equal to the total net domestic deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of September 30, 2019, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
(12) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statements of operations and comprehensive loss is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, convertible debt, restricted stock units, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants for common stock	736,980	251,189	383,858	251,189
Convertible debt	3,304,235	—	1,113,515	—
Common stock options	2,004,749	1,665,456	1,716,127	1,515,487
Restricted stock units	233,774	100,104	150,366	86,849
	6,279,738	2,016,749	3,363,866	1,853,525

In August 2019, the Company issued a pre-funded warrant ("Warrant"), to exchange up to 1,000,000 shares of the Company's common stock, at an exercise price of $0.001 per share, to an existing stockholder for 1,000,000 shares of common stock held by such stockholder. The common stock received in the exchange was subsequently retired. The Warrant may be exercised at any time until the Warrant is exercised in full. The holder (together with its affiliates) may not exercise any portion of the Warrant to the extent that the holder would beneficially own more than 9.99% of the outstanding common stock in the aggregate immediately after exercise.
(13) Liquidity and Capital Resources
The Company has experienced operating losses since inception and debt covenant violations and has an accumulated deficit of $242,966 as of September 30, 2019. To date, the Company has funded its operating losses and acquisitions through equity offerings and the issuance of debt instruments. The Company's ability to fund future operations and meet debt covenant requirements will depend upon its level of future revenue and operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In March 2019, the Company entered into the Credit Agreement with Solar Capital, Ltd. to borrow $35,000 of which $22,372 of the proceeds were used to repay the Company's previous senior secured credit facility. The Credit Agreement includes affirmative, negative and financial covenants, including maintenance of a minimum cash balance and minimum product revenue requirements. While the Company believes it will remain in compliance with these covenants, if it is unable to do so, the Company would seek covenant waivers which may or may not be granted by the lender and the lender could accelerate repayment of the Term Loan Facility.
In August 2019, the Company issued $20,000 aggregate principal amount of Convertible Debt. Interest on the Convertible Debt will be payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year, beginning on January 1, 2020, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the average VWAP of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with their terms.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(14) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's convertible debt and long-term debt is estimated by management to approximate $20,000 and $35,000, respectively at September 30, 2019. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(15) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$3,711	$2,949	$6,660	59.2%	$2,511	$2,698	$5,209	36.8%
IGB	1,088	2,633	3,721	33.0%	1,175	2,898	4,073	28.8%
Total Endoscopy	4,799	5,582	10,381	92.2%	3,686	5,596	9,282	65.6%
Surgical	—	640	640	5.7%	2,790	1,851	4,641	32.9%
Other	228	10	238	2.1%	210	8	218	1.5%
Total revenues	$5,027	$6,232	$11,259	100.0%	$6,686	$7,455	$14,141	100.0%
% Total revenues	44.6%	55.4%			47.3%	52.7%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$10,498	$10,339	$20,837	53.8%	$7,663	$8,793	$16,456	36.0%
IGB	4,005	8,552	12,557	32.4%	4,461	9,425	13,886	30.4%
Total Endoscopy	14,503	18,891	33,394	86.2%	12,124	18,218	30,342	66.4%
Surgical	—	3,670	3,670	9.5%	8,359	6,210	14,569	31.9%
Other	1,632	28	1,660	4.3%	735	26	761	1.7%
Total revenues	$16,135	$22,589	$38,724	100.0%	$21,218	$24,454	$45,672	100.0%
% Total revenues	41.7%	58.3%			46.5%	53.5%

Total distributor sales were 34.4% and 23.4% of total OUS revenues for the three months ended September 30, 2019 and 2018, respectively, and 31.8% and 21.8% for the nine months ended September 30, 2019 and 2018, respectively. The next largest individual country outside the U.S. was 6.8% and 7.2% of total revenues for the three months ended September 30, 2019 and 2018, respectively, and 8.2% and 7.8% of total revenues for the nine months ended September 30, 2019 and 2018, respectively.
The following table represents property, equipment and right-of-use assets, net based on the geographic location of the asset:

	September 30, 2019	December 31, 2018
	(unaudited)
United States	$3,158	$2,337
Costa Rica	3,359	3,347
Other	482	213
Total property, equipment and right-of-use assets, net	$6,999	$5,897

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
Overview
We are a medical technology company primarily focused on the design, development and commercialization of innovative medical devices to advance gastrointestinal therapeutic endoscopy. We develop and distribute devices that are used by surgeons and gastroenterologists for a variety of procedures related to gastrointestinal defect and complication management or bariatric (weight loss) intervention.
Our core products are the OverStitch Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB") (most often branded as Orbera). In December 2018, we divested our Surgical product line.
We have offices in England, Australia, Italy, and Brazil that oversee commercial activities outside the U.S., a products manufacturing facility in Costa Rica and a device analysis lab in California. All other activities are managed and operated from facilities in Austin, Texas.

Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset.

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

Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreement pursuant to which, among other things, we will manufacture the Surgical product for ReShape for up two years, serve as ReShape’s distributor of the Surgical product outside of the U.S. ("OUS") for up to one year and provide other specified services for defined periods of time.

We and ReShape each made customary representations, warranties, covenants and indemnities in the Purchase Agreement. Subject to certain limitations, we each agreed to indemnify the other party for certain matters, including breaches of representations, warranties and covenants in the Purchase Agreement. ReShape also granted us a security interest in substantially all of ReShape’s assets as security for the payment and performance when due of all of ReShape’s obligations under the Purchase Agreement, including their remaining Cash Purchase Price obligations until the earlier of either the satisfaction of all obligations or the completion of one or more qualified financings that aggregate to $15.0 million. In October 2019, ReShape provided notice to us that it has completed their qualified financings.

Financial Operations Overview
Revenues
Our principal source of revenues are sales of our Endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.

Following the divestiture of our Surgical product line, we agreed to sell Surgical products to customers OUS for the shorter of one year or until ReShape has transferred responsibility for selling in these markets. Our product sales will continue to include OUS Surgical product sales from these serviced markets at the amounts charged to customers and we will reflect the cost of these products in cost of sales.

Other revenue includes amounts recognized for our digital aftercare support program, transition and supply services we render to ReShape related to the divested Surgical product line and freight charged to customers. We offer a digital weight loss support system for patients both before and after weight loss procedures and recognize revenue over the term of each contract.
Cost of Sales
Our ESS products, representing the majority of our Endoscopy product sales, have historically been purchased from third-party manufacturers, and our cost of sales for these products has consisted of the actual purchase price from these manufacturers plus an allocation of our internal overhead cost. Cost of sales for products which we manufacture includes raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

Our gross margin will continue to be impacted by the shift in our revenue mix from Surgical to Endoscopy products. Our divested Surgical products historically have higher gross margins compared to our Endoscopy products. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Comparability of cost of sales and gross margin between periods could also be affected by changes in inventory valuation allowances related to obsolete or excess inventory. We expect to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in the corporate management, finance, legal, compliance, information technology and human resource departments. General and administrative expense also includes facilities cost, insurance, audit fees, legal fees, bad debt expense and costs to develop and maintain our intellectual property portfolio.
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
Note 2, "Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"), and "Critical Accounting Policies and Estimates" in Part II, Item 7 of the 2018 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. There have been no material changes to the Company's critical accounting policies and estimates since the 2018 Form 10-K.
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
Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$11,259	100.0%	$14,141	100.0%
Cost of sales	5,826	51.7%	6,400	45.3%
Gross margin	5,433	48.3%	7,741	54.7%
Operating expenses:
Sales and marketing	6,495	57.7%	7,344	51.9%
General and administrative	3,159	28.1%	3,021	21.4%
Research and development	2,128	18.9%	3,671	26.0%
Amortization of intangible assets	510	4.5%	1,807	12.8%
Total operating expenses	12,292	109.2%	15,843	112.0%
Loss from operations	(6,859)	(60.9)%	(8,102)	(57.3)%
Interest expense, net	1,221	10.8%	1,001	7.1%
Other expense	498	4.4%	620	4.4%
Net loss before income taxes	(8,578)	(76.1)%	(9,723)	(68.8)%
Income tax expense	80	0.7%	36	0.3%
Net loss	$(8,658)	(76.8)%	$(9,759)	(69.0)%
(1) Revenue between periods declined $3.9 million due to the divestiture of the Surgical product line in December 2018. See the product sales table under "Revenues" for additional information for product group and geographic market.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$38,724	100.0%	$45,672	100.0%
Cost of sales	18,884	48.8%	19,560	42.8%
Gross margin	19,840	51.2%	26,112	57.2%
Operating expenses:
Sales and marketing	21,995	56.8%	25,078	54.9%
General and administrative	10,219	26.4%	9,589	21.0%
Research and development	8,245	21.3%	9,281	20.3%
Amortization of intangible assets	1,591	4.1%	5,411	11.8%
Settlement gain	(5,609)	(14.5)%	—	—%
Total operating expenses	36,441	94.1%	49,359	108.1%
Loss from operations	(16,601)	(42.9)%	(23,247)	(50.9)%
Interest expense, net	2,849	7.4%	2,980	6.5%
Other expense	655	1.7%	1,085	2.4%
Net loss before income taxes	(20,105)	(52.0)%	(27,312)	(59.8)%
Income tax expense	131	0.3%	122	0.3%
Net loss	$(20,236)	(52.3)%	$(27,434)	(60.1)%
(1) Revenue between periods declined $9.7 million due to the divestiture of the Surgical product line in December 2018. See the product sales table under "Revenues" for additional information for product group and geographic market.
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$3,711	$2,949	$6,660	$2,511	$2,698	$5,209	47.8%	9.3%	27.9%
IGB	1,088	2,633	3,721	1,175	2,898	4,073	(7.4)%	(9.1)%	(8.6)%
Total Endoscopy	4,799	5,582	10,381	3,686	5,596	9,282	30.2%	(0.3)%	11.8%
Surgical	—	640	640	2,790	1,851	4,641	(100.0)%	(65.4)%	(86.2)%
Other (1)	228	10	238	210	8	218	8.6%	25.0%	9.2%
Total revenues	$5,027	$6,232	$11,259	$6,686	$7,455	$14,141	(24.8)%	(16.4)%	(20.4)%
% Total revenues	44.6%	55.4%		47.3%	52.7%
(1) Other U.S. revenue includes $0.1 million of transition and manufacturing services provided to ReShape for the three months ended September 30, 2019.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$10,498	$10,339	$20,837	$7,663	$8,793	$16,456	37.0%	17.6%	26.6%
IGB	4,005	8,552	12,557	4,461	9,425	13,886	(10.2)%	(9.3)%	(9.6)%
Total Endoscopy	14,503	18,891	33,394	12,124	18,218	30,342	19.6%	3.7%	10.1%
Surgical	—	3,670	3,670	8,359	6,210	14,569	(100.0)%	(40.9)%	(74.8)%
Other (1)	1,632	28	1,660	735	26	761	122.0%	7.7%	118.1%
Total revenues	$16,135	$22,589	$38,724	$21,218	$24,454	$45,672	(24.0)%	(7.6)%	(15.2)%
% Total revenues	41.7%	58.3%		46.5%	53.5%
(1) Other U.S. revenue includes $1.2 million of transition and manufacturing services provided to ReShape for the nine months ended September 30, 2019.

Product sales percentage change in constant currency were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	12.4%	29.5%	23.0%	29.5%
IGB	(6.8)%	(7.0)%	(4.9)%	(6.6)%
Total Endoscopy	2.4%	13.5%	8.5%	13.0%
Surgical	(63.7)%	(85.5)%	(37.3)%	(73.3)%
Other	46.7%	9.7%	21.1%	118.3%
Total revenues	(13.9)%	(19.1)%	(3.1)%	(12.8)%

Total revenues for the three months ended September 30, 2019 were $11.3 million, compared to $14.1 million for the three months ended September 30, 2018, a decrease of 20.4%. Total revenues for the nine months ended September 30, 2019 were $38.7 million, compared to $45.7 million for the nine months ended September 30, 2018, a decrease of 15.2%. The decline in total revenues was the result of the divestiture of our Surgical products in December 2018. Subsequent to this transaction, our management's focus is on the market development and commercialization of our Endoscopy products.

Total Endoscopy product sales increased to $10.4 million for the three months ended September 30, 2019 from $9.3 million in the same period for 2018, and to $33.4 million for the nine months ended September 30, 2019 from $30.3 million for the same period of 2018. In constant currency, Endoscopy sales increased 13.5% and 13.0% for the three and nine months ended September 30, 2019 when compared to the same period of 2018, respectively. Direct market Endoscopy product sales accounted for approximately 79.6% and 79.7% of total Endoscopy product sales for the three and nine months ended September 30, 2019, compared to 82.9% and 83.8% for the same period of 2018, respectively.

Total ESS product sales increased $1.5 million and $4.4 million, or 27.9% and 26.6%, for the three and nine months ended September 30, 2019, when compared to the same period of 2018, respectively. In constant currency, ESS product sales increased 29.5% for both the three and nine months ended September 30, 2019. U.S. ESS product sales increased $1.2 million and $2.8 million, or 47.8% and 37.0%, for the three and nine months ended September 30, 2019, when compared to the same period in 2018, respectively. OUS ESS product sales increased $0.3 million and $1.5 million, or 9.3% and 17.6%, for the three and nine months ended September 30, 2019 when compared to the same period of 2018, respectively. In constant currency, OUS ESS product sales increased 12.4% and 23.0% for the three and nine months ended September 30, 2019 when compared to the same period of 2018, respectively. Worldwide, ESS growth is due to increased sales volume from continued new user adoption and greater product utilization in our existing customer base.

Total IGB product sales decreased $0.4 million and $1.3 million, or 8.6% and 9.6%, for the three and nine months ended September 30, 2019, when compared to the same period of 2018, respectively. U.S. IGB product sales decreased $0.1 million and $0.5 million, or 7.4% and 10.2%, for the three and nine months ended September 30, 2019, when compared to the same period in 2018, respectively, due to lower consumer demand. OUS IGB product sales decreased $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, or 9.1% and 9.3%, when compared to the same period in 2018, respectively, primarily due to lost market share in Brazil and negative currency rates. In constant currency, OUS IGB product sales decreased 6.8% and 4.9% for the three and nine months ended September 30, 2019, when compared to the same period of 2018, respectively.

Included in other revenues for the three and nine months ended September 30, 2019 is $0.1 million and $1.2 million, respectively, of transition and manufacturing services provided to ReShape that began in December 2018.

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,354	38.7%	$4,223	29.9%
Overhead	806	7.2%	1,551	11.0%
Other indirect costs	666	5.8%	626	4.4%
Total cost of sales	$5,826	51.7%	$6,400	45.3%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$13,127	33.9%	$13,045	28.5%
Overhead	3,563	9.2%	4,369	9.6%
Other indirect costs	2,194	5.7%	2,146	4.7%
Total cost of sales	$18,884	48.8%	$19,560	42.8%

Gross Margin

Gross margin was 48.3% and 51.2% for the three and nine months ended September 30, 2019, compared to 54.7% and 57.2%, for the same period of 2018, respectively. The decline in gross margin this year is primarily due to a greater proportion of our overall product sales coming from our high growth, but lower gross margin, ESS products following the divestiture of the Surgical product line. Additionally, gross margins we realize on remaining OUS Surgical product sales have declined in 2019 as a result of the terms of the ReShape supply and distribution agreements. Gross margin for our Endoscopy products was 48.4% and 49.8% for the three and nine months ended September 30, 2019 compared to 43.9% and 47.4% for the same period of 2018, respectively.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $0.8 million and $3.1 million for the three and nine months ended September 30, 2019 compared to the same period in 2018, respectively, primarily due to lower U.S. direct consumer advertising costs, lower sales compensation, and benefits of bringing customer service in house in late 2018.
General and Administrative Expense. General and administrative expense increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2019 when compared to the same period of 2018, respectively, primarily due to higher internal control audit fees incurred in the first quarter of 2019.
Research and Development Expense. Research and development expense decreased $1.5 million and $1.0 million for the three and nine months ended September 30, 2019 when compared to the same period for 2018, primarily due to less clinical trial enrollment activity in 2019.
Amortization of Intangible Assets. Amortization of intangible assets decreased $1.3 million and $3.8 million for the three and nine months ended September 30, 2019 compared to the same period in 2018, respectively, due to the disposition of intangible assets associated with the Surgical business in December 2018.
Settlement gain. Settlement gain of $5.6 million for the nine months ended September 30, 2019 resulted from the resolution of a dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.
Loss from Operations
Loss from operations for the three months ended September 30, 2019 and 2018 was $6.9 million and $8.1 million, respectively. For the nine months ended September 30, 2019 and 2018, loss from operations was $16.6 million and $23.2 million, respectively. Excluding the settlement gain, the loss from operations for the nine months ended September 30, 2019 was $22.2 million. The increased loss from operations after excluding the one-time settlement gain was primarily due to the divestiture of our Surgical product line in December of 2018.

Other Expenses
Interest Expense, net. Net interest expense increased by $0.2 million for the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to interest on the Convertible Debt. Net interest expense decreased by $0.1 million for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to imputed interest income recognized on the receivable from ReShape related to the Surgical divestiture in December 2018.
Other Expense. Other expense primarily consists of realized and unrealized foreign exchange losses on the revaluation of short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries.
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $243.0 million as of September 30, 2019. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both. Management believes its existing cash and cash equivalents, product revenues and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources.
Term Loan Facility
In March 2019, we entered into the Credit Agreement with Solar Capital, Ltd. to borrow $35.0 million. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at LIBOR plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or September 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.75% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before March 15, 2029. The Credit Agreement provides that we may may borrow an additional $15.0 million upon our request subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full including interest.
In June 2019, we entered into the First Amendment to the Credit Agreement which adjusted the trailing six-month Endoscopy revenue requirements for the periods ending June 30, July 31, and August 31, 2019 and increased the minimum liquidity covenant to $12.5 million.
In August 2019, we entered into the Second Amendment to the Credit Agreement to allow for the issuance of up to $20.0 million aggregate principal amount of 6.0% convertible senior debentures due 2024 (the "Convertible Debt").
In October 2019, we entered into the Third Amendment to the Credit Agreement that adjusted the trailing six-month Endoscopy revenue requirements for the periods ending August 31, 2019 through December 31, 2019.
Convertible Senior Debt
In August 2019, we issued $20.0 million aggregate principal amount of Convertible Debt. Interest on the Convertible Debt will be payable semi-annually in shares of our common stock on January 1 and July 1 of each year, beginning on January 1, 2020, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the average volume-weighted average price ("VWAP"), of our common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.
The Convertible Debt converts, at the option of the holders, into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. If the VWAP of our common stock has been at least $9.75 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, we may force the conversion of all or any part of the outstanding principal amount of the Convertible Debt, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.

Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(18,945)	$(18,918)
Net cash used in investing activities	(629)	(2,719)
Net cash provided by financing activities	30,606	19,742
Effect of exchange rate changes on cash	(63)	(69)
Net change in cash, cash equivalents and restricted cash	$10,969	$(1,964)

Operating Activities

Cash used in operating activities of $18.9 million for the nine months ended September 30, 2019 was primarily the result of a net loss of $20.2 million plus non-cash items of $0.5 million primarily related to the settlement gain of $5.6 million offset by depreciation, amortization, foreign currency on intercompany loans, and stock based compensation. The increase in net loss after adjusting for non-cash items was primarily due to the divestiture of our Surgical product line in December of 2018. Additionally, cash provided by operating assets and liabilities of $0.8 million related to working capital changes primarily related to accounts receivable offset by inventory purchases.

Cash used in operating activities of $18.9 million for the nine months ended September 30, 2018 was primarily the result of a net loss of $27.4 million, net of non-cash charges of $10.1 million primarily related to depreciation, amortization, foreign currency on intercompany loans and stock based compensation. Additionally, cash used by operating assets and liabilities of $1.6 million related to working capital changes primarily due to settlement of inventory purchases from the prior year offset by higher accounts receivable collections.
Investing Activities
Cash used for investing activities of $0.6 million for the nine months ended September 30, 2019 and $2.7 million for the nine months ended September 30, 2018 were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $30.6 million for the nine months ended September 30, 2019 was primarily related to the net proceeds of $13.3 million received from the Term Loan Facility refinancing, proceeds from the issuance of the Convertible Debt of $20.0 million and deferred financing costs of $2.7 million.
Cash provided by financing activities of $19.7 million for the nine months ended September 30, 2018 was primarily related to $21.9 million in net proceeds from the issuance of common stock in the June 2018 public offering offset by $2.5 million of principal payments on our previous senior secured credit facility.
Future Funding Requirements
As of September 30, 2019, we had cash, cash equivalents and restricted cash balances totaling $36.0 million. We believe our existing cash and cash equivalents, product revenues and available debt and equity financing arrangements will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.

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

As disclosed under Item 9A., Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness in internal control over financial reporting relating to the Company's sales order to cash process. The material weakness did not result in any adjustments to our financial statements included in our Annual Report on Form 10-K. Nevertheless, we began implementing a remediation plan to address the material weakness identified. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2019.

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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2018 and 2017, we had net losses of $45.8 million and $27.3 million, respectively, and for the nine months ended September 30, 2019 we had a net loss of $20.2 million. As of September 30, 2019, we had an accumulated deficit of $243.0 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endoscopy products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the gastroenterology and bariatric community. Our Endoscopy products offer non-surgical and less-invasive solutions and technology that enable new options for physicians treating their patients who suffer from a variety of gastrointestinal conditions, including obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endoscopy market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•properly identify and anticipate physician and patient needs;
•effectively train physicians on how to use our products and achieve good patient outcomes;
•effectively communicate with patients and educate them on the benefits of Endoscopy procedures;
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
Adverse economic conditions in the U.S. and international markets may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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

Physicians may also misuse our products, use improper techniques, ignore or disregard information provided in training or fail to obtain adequate training, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Some of our products have cleared indications for general use and the FDA or foreign regulatory bodies may request clinical evidence to support a specific intended use, or determine that promotional materials or training relating to a particular procedure is off-label promotion. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
Nonetheless, information technology and infrastructure which we rely upon may be subject to attacks by hackers and may be breached due to inadequate protective measures undertaken, human errors or omissions, malfeasance or other disruptions. The age of our or our third-party providers' information technology systems, as well as the level of protection and business continuity or disaster recovery capability, varies significantly by application software and third-party service provider, and there can be no guarantee that any such measures, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information, protected health information, or personal data of EU residents) could harm our reputation, compel us to comply with disparate federal, state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we or our third-party providers are unable to prevent security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may be subject to additional legal claims or proceedings, or we may suffer loss of reputation, financial loss and other regulatory penalties, which could have a material adverse impact on our business, financial condition and results of operations. Hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. In addition, a data security breach could distract management or other key personnel from performing their primary operational duties, impair our ability to transact business with our customers, lose access to critical data or systems, or compromise confidential information including trade secrets and other intellectual property, any of which may harm our competitive position, require us to allocate more resources to improved security technologies, or otherwise adversely affect our business.
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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal controls over financial reporting. The reported material weakness did not result in any adjustment to our financial statements or restatement of previously reported financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We are implementing measures designed to improve our internal controls over financial reporting to remediate the identified material weakness. In addition, our independent registered public accounting firm, which audits our financial statements, issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2018.

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

* The United Kingdom’s pending exit from the EU could lead to increased market access issues, legal issues, and economic conditions which could adversely impact our business.

On June 23, 2016, the electorate in the United Kingdom ("U.K.") voted in favor of leaving the EU (commonly referred to as “Brexit”). On March 29, 2017, the U.K. government delivered to the European Council notice of its intention to leave the EU and, in the absence of an executed withdrawal agreement with the EU, the effective date of the U.K.’s withdrawal from the EU will be January 31, 2020. Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Our notified body in Europe was BSI which is based in the U.K., which will no longer have standing in the EU as a notified body. We transferred our notified body to BSI in the Netherlands which requires that we change product labeling and packaging for all our products and may have other potential implications that have yet to be identified at this time. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency translation risk. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and our U.K. sales may suffer as a result. Our efforts to mitigate the risk of this supply disruption to our U.K. customers may not prove sufficient. Until the final terms of Brexit are known, impacts to relevant currencies and business operations will be difficult to predict.

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

We currently operate in the U.S., Canada, Brazil, Costa Rica, Australia and various European countries and our products are approved for sale in over 80 different countries; our activities are subject to U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.
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

In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar") under which we may borrow an additional $15.0 million upon our request subject to further credit approval. We cannot assure you that additional funding will be received. We used $22.4 million of the proceeds to repay the existing senior secured credit facility. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.

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
•the low trading volume and the high proportion of shares and convertible notes held by affiliates;
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
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
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
*Future sales and issuances of our common stock or other securities may result in significant dilution or could cause the price of our common stock to decline.
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
The conversion of some or all of our outstanding convertible notes may also dilute the ownership interests of existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such conversion, including pursuant to our registration statement on Form S-3 with respect to shares underlying these convertible notes, could negatively impact prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.

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
As of September 30, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
*Our amended and restated certificate of incorporation and amended and restated bylaws each designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation and amended and restated bylaws each provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.

The exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Moreover, if any court of competent jurisdiction were to find any exclusive-forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our results of operations or financial condition.

*Our amended and restated bylaws designate the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations thereunder. We may be unable to enforce this provision.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the

Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Our amended and restated certificate of incorporation does not contain a similar provision providing that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations thereunder because the provision is included in our amended and restated bylaws.

If any court of competent jurisdiction were to find this exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable, including due to its absence from our amended and restated certificate of incorporation, we may incur additional costs associated with resolving such matters in other jurisdictions. For example, if the Delaware Supreme Court does not ultimately overturn the Court of Chancery’s recent determination that such a provision not enforceable, we may incur similar additional costs. Until a final resolution is reached on this matter, we will not attempt to enforce this provision of our amended and restated bylaws. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could harm our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our shares of common stock made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act during the period shown:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	—		$—	—	$—
August 1 - August 31, 2019	1,000,000 (1)	$	— (1)	—	$—
September 1 - September 30, 2019	—		$—	—	$—
Total	1,000,000		$—	—

(1) In August 2019, we issued the Warrant to exchange up to 1,000,000 shares of our common stock, at an exercise price of $0.001 per share, to an existing stockholder for 1,000,000 shares of common stock held by such stockholder. The common stock received in the exchange was subsequently retired. The Warrant may be exercised at any time until the Warrant is exercised in full. The holder (together with its affiliates) may not exercise any portion of the Warrant to the extent that the holder would beneficially own more than 9.99% of the outstanding common stock in the aggregate immediately after exercise.

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

10.1 *
Third Amendment, dated October 25, 2019, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2019.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)