Form 10-K
period 2019-12-31
Apollo Endosurgery, Inc.
filed 2020-03-26
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors of the registrant are affiliates of the registrant) was computed based on the adjusted close price of $3.25 as reported on the Nasdaq Global Market on June 28, 2019 is $48,935,591.

As of February 28, 2020, there were 21,116,760 shares of the issuer’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

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
As used herein, “Apollo,” “we,” “us,” “our” and “Company” refer to Apollo Endosurgery, Inc. and its subsidiaries, unless the context otherwise requires.
In this Annual Report on Form 10-K, references to U.S. dollars, USD or $ are to U.S. Dollars.
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
Our strategic focus and our future revenue growth is expected to come from our Endoscopy product portfolio, which consists of the OverStitchTM Endoscopic Suturing System and Orbera® managed weight loss system.
We are one of the market share leaders in less invasive devices that treat various gastrointestinal ("GI") conditions, ranging from advanced GI procedures to the treatment of obesity. Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple GI conditions including closure of acute perforations and chronic fistulas; inadvertent perforation of the GI tract; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections and endoscopic mucosal resections); the treatment of swallowing disorders (peroral endoscopic myotomy, or "POEM"); esophageal stent fixation and obesity.
In the past, a portion of our product revenues has come from the Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories. This product line was sold in December of 2018; however, we continued to provide distribution services in certain markets to the buyer during 2019 and reported revenue from this activity. These distribution services ceased in the fourth quarter of 2019. Surgical product sales represented 7% and 31% of our consolidated revenues in 2019 and 2018, respectively.
Corporate Background
Apollo was founded in 2005 and is incorporated in Delaware with headquarters in Austin, Texas. The Company was founded to develop and commercialize innovations originating from a collaboration of physicians from the Mayo Clinic, Johns Hopkins University, Medical University of South Carolina, the University of Texas Medical Branch and the Chinese University of Hong Kong, who called themselves the Apollo Group. The work of the Apollo Group resulted in a significant portfolio of patents in the field of flexible endoscopy and minimally invasive surgery aimed at minimizing the trauma of surgical access by taking advantage of natural orifices to deliver surgical tools to targeted areas.
In December 2013, we entered into an asset purchase agreement to acquire the obesity intervention division of Allergan, Inc. The assets acquired were the Lap-Band System and related laparoscopic surgery accessories and the Orbera Intragastric Balloon System. In conjunction with this purchase agreement, we entered into several agreements whereby Allergan agreed to provide manufacturing and distribution support over a two-year period as we established alternative manufacturing and worldwide distribution capabilities.
Following this acquisition, we established offices in the United Kingdom, Australia, Italy and Brazil that oversee regional sales and distribution activities outside the U.S. and a manufacturing facility in Costa Rica. All other activities are managed and operated from our facilities in Austin, Texas.
In December 2016, we completed a business combination (the "Merger") with Lpath, Inc. ("Lpath"), a publicly traded company. Following the Merger, Lpath was renamed "Apollo Endosurgery, Inc." and our common stock began trading on The Nasdaq Global Market under the symbol "APEN."
In December 2018, Apollo entered into an Asset Purchase Agreement ("Purchase Agreement") with ReShape Lifesciences, Inc. ("ReShape") pursuant to which, among other things, ReShape acquired from Apollo substantially all of our assets exclusively related to the Surgical product line for $10.0 million in cash and future cash consideration of $7.0 million. As additional consideration, we also received from ReShape substantially all of their assets exclusively related to their intragastric balloon product line. On December 31, 2018, we ceased sales of ReShape's intragastric balloon product and have since withdrawn its premarket approval ("PMA").
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
Overview of the Market
The majority of procedures performed using our Endoscopy products are either related to gastrointestinal complication management or obesity intervention.
Interventional and therapeutic gastroenterology is a high growth area within medicine and our suturing products are used in both the upper and lower GI tract. Examples of upper GI applications include fistula closure, esophageal stent fixation, and closure for POEM. Fistulas are chronic or acute defects that can form between two cavities in the GI tract, often occurring as a result of abdominal surgery. Esophageal stents are often used as part of the treatment of esophageal cancers and fixation is designed to prevent the premature migration of the stent, which is common and costly. Clinical evidence shows that esophageal stents that are not fixed in place will have as high as a 60% migration rate. Suturing stents in place helps reduce stent migration, saving an average of $860 per patient by preventing repeat procedures and complications for the patient. Achalasia is a condition where a patient has difficulty swallowing. As the incidence of achalasia increases, there is growing interest in endoscopic treatment options that can be offered, such as the POEM procedure. Suturing following the esophageal muscle dissection and release during a POEM presents a quick and low profile solution for the patient.
In the lower GI tract, there are over 20 million colonoscopies performed annually. Cancer screening followed by the endoscopic resection of flat gastrointestinal tumors or polyps can provide patients with a viable option to colorectal surgery. Delayed bleeding is a general risk of endoscopic resection and older patients who are often on anti-thrombotic (blood thinning) medications carry a higher risk of bleeding. Suturing the resection site aids in healing and helps prevent delayed bleeding following the procedure.
Obesity as a disease is increasing worldwide. In the U.S., it is estimated that 78 million adults are obese or clinically obese with a body mass index ("BMI") of 30 or more. Worldwide, over 650 million people are considered obese. Traditional obesity intervention has been bariatric surgery (gastric bypass, sleeve gastrectomy and laparoscopic adjustable gastric banding), which is mostly performed laparoscopically. Today, based on U.S. population demographics and physician society reported bariatric procedure volumes, less than 2% of the population eligible for bariatric surgery elect to have a procedure. We believe that the patient's primary detraction from bariatric surgery is fear of surgery in general, but more specifically fear associated with the invasive nature of bariatric surgery, permanent anatomical alteration, potential for non-permanent results and the post-operative severe complications that have been reported with bariatric surgery.
Apollo's Strategy
Our objective is to provide products that advance endoscopic solutions for a wide range of interventional patient needs ranging from gastrointestinal complication management to the treatment of obesity. Our "Endoscopy" products allow these solutions to be delivered endolumenally by an endoscopist using a flexible endoscope, thus providing patients with treatment options that remove or defer the need for traditional surgery.
The key elements of our strategy include:
•Support the adoption of our Endoscopy products - We accomplish this today through our medical education activities, field sales support, and clinical investments that support product adoption and use. In addition, we invest in clinical studies, such as the Multi-center ESG Randomized Intervention Trial ("MERIT") study, to support both future payor reimbursement decision-making for procedures that utilize our products and potential new indications for our products.
•Continue to deliver innovative products and broaden the product portfolio - Prior to 2019, our suturing technology could only be used with a specific dual-channel flexible endoscope, which represented less than five percent of the flexible endoscopes in use at hospitals and clinics around the world. In late 2018, we introduced the OverStitch Sx Endoscopic Suturing System which enabled our suturing technology to be used with multiple manufacturers' single-channel flexible endoscopes, representing the majority of flexible endoscopes in use today. We are currently internally developing a colonoscope-compatible suturing device in order to make our technology more readily accessible during lower GI tract procedures and anticipate filing a 510k application for such a device during 2020. We intend to continue to broaden our portfolio of products through internal product development efforts and will consider acquisitions that complement our current business.
•Expand into new markets -We intend to continue to pursue regulatory clearance for our products in key international markets where we believe there is potentially strong market demand for our products.
Apollo Products
Endoscopy
The Apollo Endoscopy products consist primarily of the OverStitch Endoscopic Suturing System and the Intragastric Balloon System (most often branded as Orbera). For the year ended December 31, 2019, 89% of total revenues were from sales of the Endoscopy products. Of our total Endoscopy sales, 63% related to the OverStitch Endoscopic Suturing System and 37% related to the Orbera Intragastric Balloon System products.
OverStitch Endoscopic Suturing System
The OverStitch and OverStitch Sx Endoscopic Suturing System ("ESS", "OverStitch", or "Sx") enables advanced endoscopic procedures from within the GI tract, or endolumenally, by allowing physicians to place full-thickness sutures and secure the approximation of tissue. OverStitch and OverStitch Sx are currently the only U.S. cleared flexible endoscopic suturing devices capable of full-thickness suturing of tissue. OverStitch is a single-use suturing device that is attached to a flexible endoscope. The flexible endoscope, with the OverStitch device attached, allows a physician to access portions of a patient's GI tract and then place full thickness sutures to approximate the tissue inside the GI tract for many different clinical needs, including defect repairs, esophageal stent fixation to prevent stent migration, and volumetric space reduction. The OverStitch Endoscopic Suturing System received U.S. Food and Drug Administration ("FDA") 510(k) clearance in August 2008 and CE Mark in November 2012. The OverStitch Sx Endoscopic Suturing System received FDA 510(k) clearance in June 2018 and CE Mark in November 2018.
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
Since its market introduction in 2008, over 45,000 OverStitch units have been sold for procedures worldwide.
We estimate that approximately 40% of procedures performed with OverStitch were in connection with the treatment of GI complications and the remaining use was for the treatment of obesity.
One of the most promising newly developed weight-loss procedures is commonly referred to as endoscopic sleeve gastroplasty ("ESG"), which transorally uses endoscopic suturing with OverStitch to reduce the volume of the stomach and form a small diameter sleeve, similar to the goal of a surgical sleeve gastrectomy procedure but without the invasiveness and need for amputation of the gastric remnant. The advantages of the ESG as compared to a surgical sleeve gastrectomy include keeping the original structural and functional integrity of the stomach, reversibility, relative ease of revision or maintenance, lower procedure adverse events, and reduced costs.
ESG is based on the placement of full-thickness sutures to secure the approximation of tissue which is the labeled indication of OverStitch. However, the labeled indication of the OverStitch device currently does not specifically identify the ESG procedure. The first multi-center study was presented in May 2016 at Digestive Disease Week which was later updated as a 24-month follow-up study that was published in April 2017 in Obesity Surgery, the Journal of Metabolic Surgery and Allied Care. This was a three center (two in the U.S. and one in Spain) investigator-initiated study of medical records of patients who underwent ESG from January 2013 to November 2015. All procedures were performed in a similar fashion using the OverStitch device to endolumenally place full-thickness sutures to fold in the greater curvature of the stomach, and reduce the volumetric capacity of the stomach in order to lower a patient's caloric intake and induce weight loss.
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
Subsequently, there have been numerous published investigator-initiated ESG studies conducted by a variety of physicians around the world. In 2019, four separate meta-analyses were published that pooled the results from eight published ESG studies involving more than 1,700 patients. These four meta-analyses demonstrated between 15% to 20% total body weight loss measured at periods between 6 to 24 months and low adverse event rates.
In 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of ESG compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy ("ASGE") and the American Society of Metabolic Bariatric Surgery ("ASMBS") and its impact on obesity related comorbidities in patients with obesity and BMI between 30-45.
The MERIT-Trial was designed to enroll two hundred patients, stratified into three groups (Obesity, Obesity with hypertension, Obesity with diabetes). The trial will have two levels: (1) the randomized study phase with primary outcomes for both treatment and control participants evaluated at twelve months, and (2) the crossover, non-randomized study phase with outcomes for (a) the initial treatment participants at 24 months after their ESG, and (b) the control cross-over participants evaluated at twelve months after their ESG. During 2019, the MERIT trial received an Investigational Device Exemption from the FDA and enrollment was completed.
During 2017, we entered into a Registry Funding Agreement with the American Gastroenterological Association ("AGA") Center for GI Innovation and Technology to develop and administer a registry (the “AGA Registry”) to collect real-world evidence related to the safety and efficacy of a number of flexible endoscopic suturing-enabled procedures, including the revision of gastric bypass (known as an outlet revision) or sleeve gastrectomy patients who have experienced weight regain after their initial bariatric surgery; the fixation of esophageal stents to prevent migration; and other suturing procedures currently in practice. The resulting data will be used to present the benefits of endoscopic suturing procedures relative to traditional therapies. We expect the AGA to collect data for four years with the potential for interim reporting.
During 2018, in Europe, we established a multi-center, longitudinal data repository for ESG and outlet revision procedures that will extend up to two years. This registry will collect outcomes across European centers related to safety and effectiveness of procedures performed. In addition, a second, multi-center, retrospective data repository for gastrointestinal applications performed using the OverStitch System was also created. The objective of this registry is to collect European demographic, procedural and outcome data when OverStitch is used for various non-weight loss procedures including closure of full thickness and mucosal defects, post-operative leaks, perforations, stent fixation, treatment of gastrointestinal bleeding and other procedures. The goal is to support the clinical use and benefits of endolumenal suturing as well as provide real-world data on safety and effectiveness which can support physicians, patients and payors in making informed decisions. This registry could extend up to five years. Both registries are expected to provide interim reporting.
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
Orbera Intragastric Balloon System
The intragastric balloon system ("IGB", the "Orbera System" or "Orbera") is currently marketed under three brands: the Orbera Intragastric Balloon System, the BIB, and the Orbera365 Managed Weight Loss System ("Orbera365") and are non-surgical alternatives for the treatment of overweight adults. Orbera is the global market leader among intragastric balloons and is available in over 75countries with more than 300,000 units sold for procedures worldwide. The IGB brands each include a single silicone balloon that is filled with saline after its endoscopic placement into the patient's stomach. Once in the patient's stomach, the balloon serves to reduce stomach capacity, causing patients to consume less following the procedure, and delay gastric content emptying which assists the patient in losing weight. Placement of the balloon is temporary and at the end of its indwell time is removed endoscopically, typically, under conscious sedation.
Outside the U.S., the BIB was CE marked in May 1997 and the Orbera365 was CE marked in August 2017. In the U.S., Orbera was approved by the FDA in August 2015.

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
Today, IGBs are most often used for aesthetic weight loss purposes and because of this, the IGB procedure is typically not covered by insurance and is paid for directly by the patient. Aesthetics is also the primary market today for Orbera; however, we believe that IGB use for medical purposes is a potentially larger opportunity.
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
For example in June 2018 during Digestive Disease Week, physicians from Mayo Clinic presented on their prospective open-label FDA-approved study of Orbera patients with non-alcoholic steatohepatitis ("NASH"). Of the patients treated, 65% achieved resolution of NASH on biopsy; 80% had at least a two point improvement in their non-alcoholic fatty liver disease activity score; and 15% had tissue evidence indicating regression of fibrosis (liver scarring). NASH is expected to become the most common cause of liver cirrhosis by 2030, leading to increased risk of liver-related death and higher rates of malignancy.
Our commercial strategy is to further establish the medical relevancy of Orbera in areas of large medical need such as fatty liver disease and increase clinician awareness of this relevancy. We provided research grants to support pilot studies to explore medical relevancy applications which are currently underway.
As part of the FDA approval of Orbera, we are required to conduct a post-approval clinical study. The Orbera Post-Approval Study is a prospective, multi-center, open-label study of the safety and effectiveness of Orbera as an adjunct to weight reduction for obese adults (22 years of age and older) with a BMI of ≥ 30 kg/m2 and BMI ≤ 40 kg/m2. The Orbera Post Approval Study completed enrollment in September 2018 with 281 patients treated with Orbera from 11 U.S. clinical study sites. The endpoints include the patient's percentage of total body weight loss at 26 weeks and 12 months after balloon placement and the rate of adverse events at 26 weeks. Patient follow up was completed as expected in 2019, and a final study report was submitted to the FDA in early 2020 for their review. Pending FDA's review and acceptance of this submission, we believe that all endpoints of the study were met.
As part of the CE mark approval for Orbera 365, we are required to conduct a post-approval clinical study. The Orbera 365 CE post approval study will enroll 100 patients at four to five centers in different European countries who will be followed for 24 months.
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
In August 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with a liquid-filled intragastric balloon implant. Four of the deaths involved patients who had received an Orbera and had been self-reported by us to the FDA as part of our normal product surveillance process. Following this letter, we interactively worked with the FDA to provide further updates regarding the risks of gastric and esophageal perforation, aspiration, and death and updated the label disclosure for these adverse events as well as the physician training material to provide more detailed descriptions of the patient symptoms that may indicate persistent (or refractory) intolerance, methods of assessing these patients, and recommendations for the management of symptoms and removal of the device.
In June 2018, the FDA approved new Orbera labeling and concurrent with their approval issued a third update to alert health care providers of the label updates and provide an update on new reports worldwide of unanticipated deaths that had been reported since their August 2017 letter to Health Care Providers. Four of the reported deaths in this third update involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. In the period from January 1, 2008 through January 31, 2019, there were 29 reported deaths of patients while they had an Orbera which is an incident rate of less than 0.01% based on the more than 300,000 Orbera balloons distributed during that same time period.
In the U.S., we also offer Apollo Care, a professional nutritionist support service for Orbera patients and non-Orbera patients who are trying to lose weight.
Surgical
In December 2018, Apollo entered into an agreement with ReShape to divest its Surgical product line. As part of the agreement Apollo and ReShape entered into a set of transition services agreements under which Apollo continued to distribute the products in markets outside the U.S. for up to 12 months and will continue to manufacture the Surgical product line for up to two years. As of December 31, 2019, all transition and distribution services are complete and we remain obligated to manufacture product for ReShape until December 2020.
Competition
We are the only manufacturer with a cleared device for full thickness endoscopic suturing currently on the market in the U.S. or outside the U.S. Competing technologies for closure during certain GI applications are offered by large and established manufacturers in the GI space including Boston Scientific Corporation, Olympus Medical, Steris (US Endoscopy) and Cook Medical. Outside the U.S., there are a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone, Allurion Technologies and Spatz Laboratories. In the U.S., there is one other manufacturer with an intragastric balloon approved by the FDA at this time, Obalon Therapeutics, Inc.
We face competition from other interventional therapies for the treatment of obesity that do not use our products as well as from other manufacturers with similar products to ours with the same intended mode of action. These other therapies are primarily surgical in nature, such as sleeve gastrectomy and gastric bypass. Sleeve gastrectomy is a surgical weight-loss procedure in which the stomach is reduced to about 15% of its original size by the longitudinal resection and removal of a large portion of the stomach along the greater curvature. The result is a sleeve or tube like structure. The procedure permanently alters the stomach although weight regain after a few years is common. The procedure is generally performed laparoscopically and is irreversible. Gastric bypass surgery refers to a surgical procedure in which the stomach is divided into a small upper pouch and a much larger lower remnant pouch and then the small intestine is rerouted to connect to the small upper pouch. The procedure leads to a marked reduction in the functional volume of the stomach, accompanied by an altered physiological and physical response to food. Both procedures are normally performed laparoscopically and rely upon surgical staplers as their principal surgical tool. As a result, these procedures are supported by the suppliers of surgical staplers, the largest of whom are Johnson & Johnson (Ethicon) and Medtronic (Covidien). Both companies have substantially more resources and ability to influence physicians and policy-makers than we do.
Sales and Distribution
We currently market and sell our products principally to providers of medical services and procedures including hospitals, outpatient surgical centers, clinics and physicians through an employee sales force in the U.S., Brazil, Australia and certain countries in Europe. As of December 31, 2019, we employed 52 sales and marketing personnel in the U.S. and another 37 employees in our direct markets outside of the U.S. In addition, we sell products to third party distributors in certain markets where we have regulatory clearance for our products but do not have employees. In total, our products are offered in over 75 countries.
Obesity procedures that utilize our Endoscopy products are often cash pay procedures which means that the patient must pay for the procedures out of pocket, although there are exceptions. Revisions of prior bariatric surgery using endoscopic suturing are routinely receiving reimbursement from select payors for patients treated at specific hospitals in the U.S. Some of these same hospitals have also established relationships with select payors for the reimbursement of ESG procedures. Other times, reimbursement occurs on a case-by-case basis following a review of the patient's specific situation. Medical procedures that utilize endoscopic suturing products in the treatment of GI complications generally receive reimbursement, but coverage can vary by country, state and procedure performed. IGB treatment is reimbursed in certain European countries and, beginning in January of 2020, by private health insurance in Brazil for patients who meet certain criteria.

Manufacturing and Product Supply
We manage all aspects of product supply through our operations team based in Austin, Texas. We operate a light manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica that performs final assembly for select components related to the OverStitch system and our IGB products. Our goal is to expand the number and volume of OverStitch system products and components produced in Costa Rica. In addition, we rely on several third-party suppliers to provide other OverStitch system components. We also manufacture the LapBand product as required to fulfill our manufacturing obligation to ReShape at the Costa Rica facility. We expect to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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
Apart from the portfolio of patents and applications to the Lpath technology, we own over 102 U.S. patents and 125 foreign patents. Our U.S. patents have expiration dates ranging from 2021 to 2037 and our foreign patents have expiration dates ranging from 2022 to 2034 subject to the payment of the requisite renewal fees. We also own 21 pending U.S. patent applications and 28 pending foreign patent applications. We believe patents will be issued pursuant to such applications but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have acquired or licensed patent rights from third parties, we are generally required to pay royalties. While our patents are an important element of our products and future product development, our business as a whole is not significantly dependent on any one patent.
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

Following the Merger, we also own 47 U.S. and foreign issued patents and 29 pending U.S. and foreign patent applications relating to technologies and inventions developed by Lpath prior to the Merger (the “Lpath IP”). The Lpath IP is not aligned with our current business activities. In January 2018, we entered into a royalty-bearing License Agreement with Echelon Biosciences, Inc., ("Echelon") under which Echelon may manufacture and sell certain antibody products covered by the Lpath IP for non-clinical research use only, clinical diagnostics and immunohistochemistry. In January 2018 we also entered into a Technology Transfer Agreement with Resolute Pharma, Inc. (“Resolute”) whereby we transferred certain scientific and research materials to Resolute and granted Resolute a license to certain patent rights related to the Lpath IP. Under the terms of the agreement with Resolute, Resolute has obligations to develop and commercialize licensed products and we maintain rights to terminate the agreement if certain development and commercialization milestones are not met. Under the agreement, Resolute is responsible to pay for any ongoing costs and fees associated with the Lpath IP, and we are entitled to a royalty for any revenues related to the Lpath IP including sales of licensed products, and a Tech Transfer Fee of $0.75 million.
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
The Orbera intragastric balloons are Class III devices. The OverStitch devices are Class II devices. We also sell accessory products, some of which are Class I.
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
•unique device identifier and device tracking requirements; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
The Physician Payments Sunshine Act ("PPSA"), which is part of the ACA, requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to Centers for Medicare & Medicaid Services, for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition to reporting, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. Failure to report may result in civil or criminal fines and/or penalties.
International Regulation
Our business is also subject to regulation in each of the foreign countries in which our products are sold. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union ("EU") requires that Apollo Endosurgery’s devices comply with the Medical Device Directive. The Medical Device Directive is being replaced by the Regulation 2017/745 on Medical Devices, or the MDR, effective May 26, 2020. The MDR contains additional requirements beyond those required to comply with the directives they replace, and often require the submission of more detailed data to support approval. Notably, the requirements for clinical evidence are more rigorous. All affected companies must comply with the MDR by May 26, 2020, specifically the transition requirements dealing with registration, post-market surveillance, market surveillance and vigilance reporting. To support compliance under the MDR, we intend to obtain additional clinical data for Orbera 365
In order to place a medical device on the European market, a CE mark must be obtained. To obtain a CE Mark, medical devices must meet certain minimum standards of safety and quality and, depending on which class of medical device they fall into, as such classes are defined in the MDR for the new regime, they may need to undergo an appropriate conformity assessment procedure conducted by a Notified Body. A Notified Body will, amongst other things, assess the quality management systems of the manufacturer and verify that the relevant device conforms to the requirements set out in the relevant legislation. Once the appropriate conformity assessment procedure for the medical device has been completed, a declaration of conformity will be created and the manufacturer will affix the CE mark to the device. The device can then be marketed throughout the European Economic Area (being the Member States of the EU, together with Norway, Iceland and Liechtenstein). Notified bodies may perform surveillance and unannounced audits at the manufacturer and critical suppliers with respect to the devices covered by the certificates issued by them. If non-conformities raised during the audits are not remedied in a timely manner by the manufacturer, the notified body may (partially or wholly) suspend or withdraw the certificate concerned.
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
Employees
As of December 31, 2019, we had a total of 217 full-time employees. None of our U.S. employees are represented by a labor union or subject to a collective bargaining agreement. Our non-U.S. employment contracts comply with the applicable country mandated collective agreement in the locations where we operate. We have never experienced any work stoppage and consider our relations with our employees to be good.
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
Risks Related to Our Business
Our business will be adversely affected by the effects of the ongoing COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Several states and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations will negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. In addition, if the COVID-19 pandemic results in an economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower procedure demand. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, a reduction in employment would reduce utilization and sales of our products.
Restrictions on the ability to travel, social distancing policies, orders and restriction, including those described above, and recommendations and fears of COVID-19 spreading within medical centers has caused both patients and providers to delay or cancel procedures that use our devices. We are unable to accurately predict when these policies, orders and restrictions will be relaxed or lifted, and there can be no assurances that patients or providers will restart procedures that use our devices upon termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products, such as the Orbera365 CE post approval study, may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. In addition, we have made temporary salary and work hour reductions and may, in the future, take further actions including further reductions to salary and work hours, furloughs, restructuring or layoffs which may negatively impact our workforce and our business.
The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2019 and 2018, we had net losses of $27.4 million and $45.8 million, respectively. As of December 31, 2019, we had an accumulated deficit of $250.2 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endoscopy products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the gastroenterology and bariatric communities. Our Endoscopy products offer non-surgical and less-invasive solutions and technology that enable new options for physicians treating their patients who suffer from a variety of gastrointestinal conditions, including obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Even if we are successful in developing additional products in the Endoscopy market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•properly identify and anticipate physician and patient needs;
•effectively train physicians on how to use our products and achieve good patient outcomes;

•effectively communicate with physicians, payors and patients and educate them on the benefits of Endoscopy procedures;
•achieve adoption of procedures for the use of our products in a timely manner, including for procedures that may not receive third party insurance coverage or reimbursement;
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
Adverse economic conditions in the U.S. and international markets, including the economic contraction resulting in part from the COVID-19 pandemic, may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
Our future growth depends on physician adoption and recommendation of procedures utilizing our products.
Our ability to sell our products depends on the willingness of our physician customers to adopt our products and to recommend corresponding procedures to their patients. Physicians may not adopt our products unless they determine that they have the necessary skills to use our products and, based on their own experience, clinical data, communications from regulatory authorities and published peer-reviewed research, that our products provide a safe and effective treatment option. Even if we are able to raise favorable awareness among physicians, physicians may be hesitant to change their medical treatment practices and may be hesitant to recommend procedures that utilize our products for a variety of reasons, including:
•existing preferences for competitor products or with alternative medical procedures and a general reluctance to change to or use new products or procedures;
•lack of experience or proficiency with our products;
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
The procedures that utilize our products are generally elective in nature and demand for our products is driven significantly by patient awareness and preference for the procedures that use our products. We provide patient education materials about our products and related procedures where allowed by local law and consistent with our product regulatory indications through various forms of media. However, the general media, social media and other forms of media outside of our control as well as competing organizations may distribute information that presents our products and related procedures as being unproven, unsafe, ineffective, experimental, or otherwise unfavorable to our products and related procedures. If patient awareness and preference for procedures is not sufficient or is not positive, our future growth will be impaired. In addition, our future growth will be impacted by the level of patient satisfaction achieved from procedures that use our products. If patients who undergo treatment using our product are not satisfied with their results, our reputation and that of our products may suffer. Even if we are able to raise favorable awareness among patients, patients may be hesitant to proceed with a medical treatment for various reasons including:
•perception that our products are unproven or experimental;
•reluctance to undergo a medical procedure;
•previous long-term failure with other weight loss programs;
•reluctance of a prospective patient to commit to long-term lifestyle changes;
•out of pocket cost for an elective procedure; and
•alternative treatments that are perceived to be more effective or less expensive.
We may not be able to successfully introduce new products or indications to the market in a timely manner.
Our future financial performance will depend in part on our ability to develop and manufacture new products or to acquire new products in a cost-effective manner, to introduce these products to the market on a timely basis and to achieve market acceptance of these products. Factors which may result in delays of new product introductions include capital constraints, research and development delays, lack of personnel with sufficient experience or competence, delays in acquiring regulatory approvals or clearances, including obtaining regulatory approval for new indications for use or delays in closing acquisition transactions. Future product introductions may fail to achieve expected levels of market acceptance including physician adoption, patient awareness or both. Factors impacting the level of market acceptance include the timeliness of our product introductions, the effectiveness of medical education efforts, the effectiveness of patient awareness and educational activities, successful product pricing strategies, available financial and technological resources for product promotion and development, the ability to show clinical benefit from future products, the scope of the indicated use for new products and the availability of coverage and reimbursement for procedures that use future products.
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
Physicians may also misuse our products, use improper techniques, ignore or disregard information provided in training or product labeling, or fail to obtain adequate training, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Some of our products have cleared indications for general use and the FDA or foreign regulatory bodies may request clinical evidence to support a specific intended use, or determine that promotional materials or training relating to a particular procedure is off-label promotion. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
If we are unable to manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer. In order to generate our anticipated sales, we will need to maintain a qualified and well-trained direct sales organization. As a result, our future success will depend largely on our ability to hire, train, retain and motivate skilled sales managers and direct sales representatives. Because of the competition for their services, we cannot assure you we will be able to hire and retain direct sales representatives on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales. Additionally, new hires require training and take time before they achieve full productivity. If we fail to train new hires adequately, new hires may not become as productive as may be necessary to maintain or increase our sales and we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition. In addition, we may change our sales approach in certain markets from direct sales to healthcare providers to sales to distributors who then resell our products. If we were to change our sales approach in a given market, our product sales price in the affected market would be reduced which would lower our revenue and gross margin and the resulting reduction in our operating expense may not be sufficient to offset this reduction in our gross margin.
We are dependent on certain suppliers, vendors and manufacturers, and supply or service disruptions could materially adversely affect our business and future growth.
If the supply of materials from our suppliers or provision of services from our vendors were to be interrupted or if we experience delays or interruptions from our manufacturers, including due to the COVID-19 pandemic, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers. In addition, our ESS products are sterilized by a single-source contract sterilizer. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications, or if our contract sterilizer experiences delays or shutdowns, we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As ESS product sales increase, we have experienced times of temporary supply and vendor disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. For example, we have experienced production and inventory shortages for OverStitch as a result of supply shortages from component suppliers from time to time. In addition, our sterilization vendor's operation was suspended beginning in December 2019 to bring their operation into compliance with new pollution control requirements. There can be no assurance that our sterilization vendor will be able to meet these new requirements and restart their operations in the near term or at all or stay in compliance. To mitigate this risk, we are working to qualify an alternative sterilization vendor. There is also no assurance that this qualification effort will be successful or timely. Continued interruptions or shortages in these inputs or services, or future unexpected interruptions and shortages, could harm our business, financial condition and results of operations. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components, or receive services, from any of our suppliers, vendors or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues. We may also face disputes with our current or previous suppliers and vendors. In any of these cases, we could face a delay of several months to identify and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier or vendor transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited operating history and commercial experience, as well as the ongoing COVID-19 pandemic, may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business.
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
We may be unable to successfully integrate or expand operations and processes in connection with acquisitions or we may be unable to efficiently transfer divested assets.
In the future, should we grow or acquire new assets or businesses, we expect to incrementally hire and train new personnel and implement appropriate financial and managerial controls, systems and procedures in order to effectively manage our growth and integrate newly acquired operations and processes. In the future, should we divest assets or portions of our business, we will need to implement financial and managerial controls and procedures to efficiently manage the divestiture of such assets and the transition of such business to an acquirer. Failure to successfully manage the integration of newly acquired assets or business or to efficiently transition divested assets to an acquirer could adversely affect our business.
We face the risk of product liability claims that could be expensive, divert management's attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products contribute to, or merely appear to or are alleged to have contributed to, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Further, because we are obligated to continue providing certain transition services, including manufacturing and distribution support, to ReShape for our divested Surgical Product line, we may be subject to product liability claims from sales of Surgical products by ReShape, over which we have limited to no control. Product liability claims may be brought against us by patients and their family members, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourself against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
We do not have redundant facilities. We perform substantially all of our manufacturing in a single location in Costa Rica or at contract manufacturer locations in the United States. Any manufacturing facility and equipment would be costly to replace and would require substantial lead time to repair or replace. Manufacturing facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, flooding, fire, earthquakes, volcanic activity and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers, potential liabilities under our supply agreement with ReShape for the manufacture of Surgical products or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks
Our computer systems, as well as those of various third-parties on which we rely, including those of contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cyber criminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in material disruption of our product development programs. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information we could incur liability.
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

In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. For example, the EU General Data Protection Regulation ("GDPR") that became effective on May 25, 2018 imposes significant obligations on many U.S. companies, including us, to protect the personal information of European citizens. GDPR may be interpreted and applied in a manner that is inconsistent with our data practices such that our practices will be found to be non-compliant with this regulation. If so, this could result in government-imposed fines, orders or guidance requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Certain state laws may also be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.
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
We may fail to perform certain services under the supply agreement with ReShape, and the performance of such services may negatively impact our business and operations.
We have entered into a supply agreement with ReShape in connection with the sale of our Surgical product line to ReShape pursuant to which we agreed, among other things, to manufacture the Surgical products for ReShape until December 2020. If we do not satisfactorily perform our obligations under the supply agreement, we may be subject to liabilities to ReShape and our business may be adversely affected.
We may be unable to collect future payments from ReShape related to the divestiture of our Surgical product line.

As part of the sale of the Surgical product line to ReShape, we are owed future payments of $2.0 million in December 2020 and $3.0 million in December 2021. Any failure of ReShape to timely pay some or all of the remaining future payments will adversely affect our business and financial position.
If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal controls over financial reporting. The reported material weakness did not result in any adjustment to our financial statements or restatement of previously reported financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls over financial reporting are found to be insufficient, our independent registered public accounting firm, which audits our financial statements, may issue an adverse opinion on the effectiveness of internal control over financial reporting.
In the event that a material weakness is identified, we cannot assure you that we will be able to identify and implement measures that will be sufficient to remediate any such material weakness or that future material weaknesses will not occur.
If we fail to remediate an identified material weakness or identify new material weaknesses in our internal controls over financial reporting, investors may lack confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected regardless of whether material inaccuracies are determined to exist in our reported financial statements. If material inaccuracies are determined to exist in our financial statements or we are unable to report our financial statements on a timely basis, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
The United Kingdom’s exit from the EU could lead to increased market access issues, legal issues, and economic conditions which could adversely impact our business.
The U.K’s withdrawal from the EU is commonly referred to as “Brexit.” The U.K. and the EU have agreed to a withdrawal agreement (the “Withdrawal Agreement”) which was approved by the U.K. Parliament in January 2020. Under the Withdrawal Agreement, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue to determine the customs and trading relationship that will exist between the U.K. and the EU following the expiration of the Transition Period. Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Our notified body in Europe was BSI based in the U.K., which will no longer have standing in the EU as a notified body. We subsequently transferred our notified body to BSI in the Netherlands which required that we change product labeling and packaging for all our products and may have other potential implications that have yet to be identified at this time. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency transaction or translation risks. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and our U.K. sales may suffer as a result. Our efforts to mitigate the risk of this supply disruption to our U.K. customers may not prove sufficient.
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. There may continue to be economic uncertainty surrounding the consequences of Brexit which could negatively impact our financial condition, results of operations and cash flows.

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
High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. In addition, the FDA may deem certain uses of an existing cleared general use device, such as OverStitch, to be a high risk use and may require the submission of a PMA prior to expanding the device's indication for such additional use. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Of our products, Orbera is a class III product and has been approved through the FDA's PMA process and our OverStitch products are class II products and have been cleared through the 510(k) process. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Affordable Care Act’s provision commonly referred to as the federal Physician Payment Sunshine Act, as well as similar state and foreign laws, impose obligations on medical device manufacturers to annually report certain payments and other transfers of value provided, directly or indirectly, to certain physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Failure to comply with any of these state, federal, or foreign transparency and disclosure requirements could subject us to significant fines and penalties. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.
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
If we determine that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then we must file for a new 510(k) clearance or possibly de novo, down classification, or a premarket approval application. Where we determine that modifications to our products require a new 510(k) or de novo clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our sales.

For our class III devices, new PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes to the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.
Expanding the indications of our marketed products may require new 510(k) or de novo clearances or PMA approvals.
Expanding the indications for our products will require new regulatory approvals or clearances, including 510(k) or de novo clearances or PMA approvals. We have current products such as OverStitch with clearance as a general use device but no procedure-specific indications for use. In the event that we pursue the approval of expanded indications for a product, the FDA may require a separate 510(k) or de novo submission or may deem the desired indication for use to be of high enough risk to require a PMA submission. For example, the investigators conducting the MERIT trial sought and received an Investigational Device Exemption following communication from the FDA which indicated that the FDA considered the ESG procedure for weight loss to be a high risk use. Obtaining clearances and approvals for expanded uses can be a time consuming and costly process and could adversely affect our ability to market our products or delay efforts to obtain reimbursement coverage from payors.
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
We currently operate in the U.S., Canada, Brazil, Costa Rica, Australia and various European countries and our products are approved for sale in over 75 different countries; our activities are subject to U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and will become effective on May 26, 2020. The MDR 2017 changes certain obligations of medical device manufacturers with product in the EU and will subject high risk medical devices to additional scrutiny during the conformity assessment process. MDR 2017 repeals and replaces the EU Medical Devices Directive and intends to eliminate current differences in the regulation of medical devices among EEA Member States. The new regulations will among other things:
•add new rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•require the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•add rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market;
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
We are also subject to regulations and periodic review from various regulatory bodies in other countries where our products are sold. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries. In many of these circumstances, we rely significantly on independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products.
If the third parties on which we rely to conduct our clinical trials and to assist us with post market studies do not perform as contractually required or expected, we may not be able to maintain regulatory approval for our products.
We often must rely on third parties, such as medical institutions, clinical investigators, contract research organizations and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA post market studies or CE Mark post-approval studies required to keep our market approvals in good standing. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable clinical protocols or regulatory requirements or for other reasons, our clinical activities or clinical trials may be extended, delayed, suspended or terminated, and we may be at risk of losing our regulatory approvals, or fail to obtain desired regulatory approvals, which could harm our business.
Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business and operating results.
We are subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Although we believe that our activities conform in all material respects with environmental laws, there can be no assurance that violations of environmental and health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. The failure to comply with past, present or future laws could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. We also expect that our operations may be affected by other new environmental and health and safety laws on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they will likely result in additional costs, and may require us to change how we manufacture our products, which could have a material adverse effect on our business.
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
Risks Related to Our Capital Requirements and Finances
The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2019, included in this annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.
The auditor's opinion on our audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operations raise substantial doubt about our ability to continue as a going concern. While we are pursuing a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
We have substantial indebtedness which contain restrictive covenants that may limit our operating flexibility and our failure to comply with the covenants and payment requirements of our indebtedness may subject us to increased interest expenses, lender consent and amendment costs or adverse financial consequences.
In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar"). In March 2020, we entered into an amendment to this agreement that provides an additional $10 million of funding in July 2020 if certain revenue milestones are achieved through June 2020. We may borrow an additional $5.0 million upon our request subject to further credit approval. We cannot assure you that additional funding will be received. We used $22.4 million of the proceeds to repay the existing senior secured credit facility. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
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
We may need to raise substantial additional capital to fund our operations, including:
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
We cannot be certain that additional funding will be available on acceptable terms, if at all. In particular, the impact of the COVID-19 pandemic is highly uncertain as to the availability of additional funding and the underlying terms of such funding. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
•inability to obtain adequate supply of the components for, or receive services for, any of our products, including due to supply or service interruptions, or inability to do so at acceptable prices;
•performance of third parties on whom we may rely, including for the manufacture of the components for our products, including their ability to comply with regulatory requirements, as well as distributors;
•the results of our current and any future clinical trials of our devices, including to support future product modifications;
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
As of December 31, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
There can be no assurance that an active trading market for our common stock will be sustained in the future. The lack of an active trading market may make it more difficult for you to sell your shares and could lead to our share price being depressed or more volatile.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws each provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal executive offices are located in an 18,388 square foot facility in Austin, Texas. The term of the lease for our Austin facility extends through September 30, 2021. Our principal office in Austin houses research and development, sales, marketing, finance and administrative activities. We operate an approximate 18,200 square foot manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica. The term of the lease for our Costa Rica facility extends through October 31, 2021. Additionally, we have a research and development facility in Austin, Texas and sales and marketing offices in Australia, Italy, Brazil, and the United Kingdom. We believe that our facilities are currently adequate for our needs.
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
As of February 28, 2020, there were approximately 104 stockholders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

We have offices in United Kingdom, Australia, Italy, and Brazil that oversee commercial activities outside the U.S. and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset.
ReShape agreed to pay $17.0 million in cash, of which $10.0 million was paid at the closing of the transaction, $2.0 million was paid on the first anniversary of the closing date and an additional $2.0 million and $3.0 million remains payable on each of the second and third anniversary of the closing date, respectively. As additional consideration, we also received from ReShape substantially all of ReShape's assets exclusively related to their intragastric balloon product and as of December 31, 2018, we discontinued selling ReShape's intragastric balloon product.
Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreement pursuant to which, among other things, we will manufacture the Surgical product for ReShape for up to two years, serve as ReShape’s distributor of the Surgical product outside of the U.S. ("OUS") for up to one year and provide other specified services for defined periods of time. As of December 31, 2019, all transition and distribution services are complete. We remain obligated to perform manufacturing services through December 2020.
We and ReShape each made customary representations, warranties, covenants and indemnities in the Purchase Agreement. Subject to certain limitations, we each agreed to indemnify the other party for certain matters, including breaches of representations, warranties and covenants in the Purchase Agreement. ReShape also granted us a security interest in substantially all of ReShape’s assets as security for the payment and performance of all of ReShape’s obligations under the Purchase Agreement until the earlier of either the satisfaction of all obligations or their completion of one or more qualified financings that aggregate to $15.0 million. In October 2019, ReShape provided notice to us that it had completed their qualified financings.
Impact of COVID-19 on Our Business
The recent COVID-19 pandemic has adversely impacted our sales levels, business operations and results of operations in March 2020, in particular due to significantly decreased procedures being performed that use our products across our markets and the economic contraction resulting in part from the pandemic. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect our sales, business operations and results from operations will be adversely impacted to varying degrees for as long as the COVID-19 pandemic persists. See Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.
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
Under the ReShape distribution agreement, we agreed to sell Surgical products to customers OUS up to one year to allow ReShape to establish their ability to sell to customers in these markets. Our product sales in 2019 include sales from these serviced markets.

Other revenue includes amounts recognized for our digital aftercare support program, transition and supply services we rendered to ReShape and freight charged to customers.

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
Our gross margin will continue to be impacted by the shift in our revenue mix from Surgical to Endoscopy products. Our divested Surgical products historically had higher gross margins compared to our Endoscopy products. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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

Revenue Recognition
Our principal source of revenues is from the sale of our products to hospitals, physician practices and distributors. We utilize a network of employee sales representatives in the U.S. and a combination of employee sales representatives, independent agents and distributors in OUS markets. The Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 as discussed in Note 2 to the Consolidated Financial Statements. Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in an exchange for those goods. Generally, these conditions are met upon product shipment. Customers generally have the right to return or exchange products purchased from us for up to thirty days from the date of product shipment. Distributors, who resell the products to their customers, take title to products and assume all risks of ownership at the time of shipment and are obligated to pay within specified terms regardless of when, if ever, they sell their products. At the end of each period, we determine the extent to which our revenues need to be reduced to account for expected rebates, returns and exchanges. We classify any shipping and handling cost billed to customers as revenue and the related expenses as cost of sales.
In connection with the December 2018 sale of the Surgical product line, we entered into a transition services agreement, supply agreement and distribution agreement which obligated us to provide specific services for designated periods of time for each service, manufacture Surgical products for up to two years, and serve as ReShape's OUS distributor of Surgical product for up to one year. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product. Transition service and supply agreement revenue are included in other revenue. Pursuant to the OUS distribution agreement, we continued to sell products to customers and recognized OUS Surgical product sales in 2019 at the amounts charged to customers and reflected the cost of these products in cost of sales.
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
Non-GAAP Financial Measures
To supplement our financial results, we are providing a non-GAAP financial measure, percentage revenue change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of revenues compared to the same period of the prior year. Percentage revenue change in constant currency is calculated by translating current foreign currency sales using last year's exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.
We believe the non-GAAP financial measure included herein is helpful in understanding our current financial performance. We use this supplemental non-GAAP financial measure internally to understand, manage and evaluate our business, and make operating decisions. We believe that making non-GAAP financial information available to investors, in addition to GAAP financial information, may facilitate more consistent comparisons between our performance over time with the performance of other companies in the medical device industry, which may use similar financial measures to supplement their GAAP financial information. However, our non-GAAP financial measure is not meant to be considered in isolation or as a substitute for the comparable GAAP metric. This measure should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Reconciliations for this non-GAAP financial measure to its most directly comparable GAAP financial measure is provided in the tables below.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$50,713	100.0%	$60,854	100.0%
Cost of sales	25,038	49.4%	27,660	45.5%
Gross margin	25,675	50.6%	33,194	54.5%
Operating expenses:
Sales and marketing	28,730	56.7%	32,831	54.0%
General and administrative	13,588	26.8%	13,436	22.1%
Research and development	10,384	20.5%	12,176	20.0%
Amortization of intangible assets	2,095	4.1%	7,074	11.6%
Settlement gain	(5,609)	(11.1)%	—	—%
Loss on divestiture	—	—%	7,770	12.8%
Total operating expenses	49,188	97.0%	73,287	120.5%
Loss from operations	(23,513)	(46.4)%	(40,093)	(66.0)%
Interest expense, net	4,052	8.0%	4,063	6.7%
Other (income) expense	(408)	(0.8)%	1,440	2.4%
Net loss before income taxes	(27,157)	(53.6)%	(45,596)	(75.1)%
Income tax expense	275	0.5%	191	0.3%
Net loss	$(27,432)	(54.1)%	$(45,787)	(75.4)%
(1) Revenue between periods declined $13.7 million due to the divestiture of the Surgical product line in December 2018. See the product sales table under "Revenues" for additional information for product group and geographic market.

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$14,944	$13,365	$28,309	$11,016	$12,364	$23,380	35.7%	8.1%	21.1%
IGB	5,162	11,678	16,840	5,400	12,339	17,739	(4.4)%	(5.4)%	(5.1)%
Total Endoscopy	20,106	25,043	45,149	16,416	24,703	41,119	22.5%	1.4%	9.8%
Surgical	—	3,712	3,712	10,795	7,913	18,708	(100.0)%	(53.1)%	(80.2)%
Other	1,815	37	1,852	995	32	1,027	82.4%	15.6%	80.3%
Total revenues	$21,921	$28,792	$50,713	$28,206	$32,648	$60,854	(22.3)%	(11.8)%	(16.7)%
% Total revenues	43.2%	56.8%		46.4%	53.6%
Product sales percentage change in constant currency for the year ended December 31, 2019 were as follows:

	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	12.5%	23.4%
IGB	(1.6)%	(2.5)%
Total Endoscopy	5.5%	12.3%
Surgical	(50.2)%	(79.0)%
Other	23.9%	80.6%
Total revenues	(8.0)%	(14.6)%

Total revenues in 2019 were $50.7 million, compared to $60.9 million in 2018, a decrease of 16.7%. The decline in total revenues was the result of divesting our Surgical products in December 2018.

Total Endoscopy product sales increased 9.8% to $45.1 million in 2019 from $41.1 million in 2018. In constant currency, Endoscopy sales increased 12.3% when compared to 2018. Direct markets accounted for 79.3% and 81.6% of total Endoscopy product sales in 2019 and 2018, respectively.

Total ESS product sales increased $4.9 million, or 21.1%, in 2019 when compared to 2018. In constant currency, total ESS product sales increased 23.4%. U.S. ESS product sales increased $3.9 million, or 35.7%, compared to 2018. OUS ESS product sales increased $1.0 million, or 8.1%, compared to 2018. In constant currency, OUS ESS product sales increased 12.5% when compared to 2018. Worldwide, ESS growth is due to increased sales volume from new user adoption, greater product utilization in our existing customer base and growth in distributor market sales.

Total IGB product sales decreased $0.9 million, or 5.1%, in 2019 when compared to 2018. In the U.S., IGB product sales decreased $0.2 million, or 4.4%, in 2019 when compared to 2018 due to lower consumer demand in the first half of 2019 followed by a 23.2% increase in sales for the fourth quarter of 2019. We believe IGB product sales will continue to fluctuate quarter over quarter in the near term. OUS IGB product sales decreased $0.7 million, or 5.4%, in 2019 when compared to 2018 due to lower sales from lost market share in Brazil. In constant currency, OUS IGB product sales decreased 1.6% in 2019 when compared to 2018.

Included in other revenues for 2019 is $1.3 million of transition and manufacturing services provided to ReShape.

Cost of Sales
Costs of product sales for the periods shown were as follow:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	17,160	33.8%	$18,009	29.6%
Overhead	4,990	9.9%	6,670	11.0%
Other indirect costs	2,888	5.7%	2,981	4.9%
Total cost of sales	$25,038	49.4%	$27,660	45.5%
Gross Margin
Gross margin was 50.6% for 2019 compared to 54.5% for 2018. The decline in gross margin is primarily due to a greater proportion of our overall product sales coming from our ESS products, which have experienced higher sales growth but have lower gross margins. Additionally, gross margin realized on remaining OUS Surgical product sales declined in 2019 as a result of the terms of the ReShape supply and distribution agreements. Gross margin for our Endoscopy products increased to 49.5% for 2019 compared to 44.2% for 2018 due to implementation of our gross margin improvement projects.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $4.1 million in 2019 as compared to 2018 primarily due to lower U.S. direct consumer advertising costs, lower sales compensation, and cost savings from insourcing our customer service operation at the end of 2018.
General and Administrative Expense. General and administrative expense increased $0.2 million in 2019 as compared to 2018 primarily due to higher internal control audit fees incurred in the first quarter of 2019 required for our 2018 Annual Report on Form 10-K.
Research and Development Expense. Research and development expense decreased $1.8 million in 2019 as compared to 2018 primarily due to lower clinical trial spend in 2019 as we completed the Orbera post-approval study.
Amortization of Intangible Assets. Amortization of intangible assets decreased $5.0 million in 2019 as compared to 2018 due to the disposition of intangible assets associated with the Surgical business in December 2018.
Settlement Gain. Settlement gain of $5.6 million in 2019 resulted from the resolution of a dispute with Allergan Inc. at a value less than amounts previously accrued for disputed inventory purchases and transition services provided by Allergan through 2016.
Loss on Divestiture. Loss on divestiture of $7.8 million in 2018 was due to the divestiture of our Surgical product line in December 2018.
Loss from Operations.
Loss from operations in 2019 was $23.5 million compared to $40.1 million in 2018. Excluding the settlement gain and loss on divestiture, the loss from operations was $29.1 million in 2019 compared to $32.3 million in 2018. The decreased loss from operations, after excluding the one-time settlement gain and loss on divestiture, was primarily due to lower operating expenses offsetting the reduction in gross margin from the divestiture of our Surgical product line.
Other Expenses
Interest Expense, net. Net interest expense remained unchanged at $4.1 million in 2019 and 2018.
Other (Income) Expense. Other (income) expense primarily consists of realized and unrealized foreign exchange gains or losses. The decrease of $1.8 million in 2019 compared to 2018 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S dollars payable by our foreign subsidiaries. During 2019, unrealized exchange rate gains on these intercompany loans were $0.2 million compared to unrealized losses of $1.2 million in 2018.
Income Tax Expense. Income tax expense was $0.3 million in 2019 compared to $0.2 million in 2018. Tax expense in 2019 and 2018 relates to foreign income taxes on income generated in our OUS tax jurisdictions.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$60,854	100.0%	$64,310	100.0%
Cost of sales	27,660	45.5%	24,578	38.2%
Gross margin	33,194	54.5%	39,732	61.8%
Operating expenses:
Sales and marketing	32,831	54.0%	32,910	51.2%
General and administrative	13,436	22.1%	13,722	21.3%
Research and development	12,176	20.0%	8,299	12.9%
Amortization of intangible assets	7,074	11.6%	7,240	11.3%
Loss on divestiture	7,770	12.8%	—	—%
Total operating expenses	73,287	120.5%	62,171	96.7%
Loss from operations	(40,093)	(66.0)%	(22,439)	(34.9)%
Interest expense, net	4,063	6.7%	4,508	7.0%
Other expense	1,440	2.4%	41	0.1%
Net loss before income taxes	(45,596)	(75.1)%	(26,988)	(42.0)%
Income tax expense	191	0.3%	304	0.5%
Net loss	$(45,787)	(75.4)%	$(27,292)	(42.5)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$11,016	$12,364	$23,380	$8,019	$8,462	$16,481	37.4%	46.1%	41.9%
IGB	5,400	12,339	17,739	6,301	13,141	19,442	(14.3)%	(6.1)%	(8.8)%
Total Endoscopy	16,416	24,703	41,119	14,320	21,603	35,923	14.6%	14.3%	14.5%
Surgical	10,795	7,913	18,708	17,366	10,227	27,593	(37.8)%	(22.6)%	(32.2)%
Other	995	32	1,027	766	28	794	29.9%	14.3%	29.3%
Total revenues	$28,206	$32,648	$60,854	$32,452	$31,858	$64,310	(13.1)%	2.5%	(5.4)%
% Total revenues	46.4%	53.6%		50.5%	49.5%

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

Total Endoscopy product sales increased 14.5% to $41.1 million in 2018, compared to $35.9 million in 2017 comprising 67.6% of total revenues in 2018 compared to 55.9% in 2017.

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

Cost of Sales

Cost of product sales for the periods shown were as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$18,009	29.6%	$15,896	24.7%
Overhead	6,670	11.0%	5,416	8.4%
Change in inventory reserve	387	0.6%	692	1.1%
Other indirect costs	2,594	4.3%	2,574	4.0%
Total cost of sales	$27,660	45.5%	$24,578	38.2%

Gross Margin
Gross margin as a percentage of revenues was 54.5% for 2018 compared to 61.8% for 2017, respectively. The decline in gross margin is primarily due to a shift in our product sales mix from higher margin Surgical products to Endoscopy products that realize lower relative gross margins. Additionally, finished goods inventory was higher at the end of 2017 as we built up inventory levels to protect against the risk of supply disruption while we completed gross margin improvement projects during 2018. With the completion of these projects in 2018, our finished goods inventory at the end of 2018 has been substantially reduced which resulted in a greater proportion of our manufacturing overhead getting charged to cost of sales during 2018 compared to 2017. Although overhead charged to cost of sales is higher in 2018 for the above reason compared to 2017, our overhead spend is materially unchanged between the years.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense of $32.8 million for 2018 decreased $0.1 million from 2017.
General and Administrative Expense. General and administrative expense decreased $0.3 million in 2018 as compared to 2017 primarily due to higher costs incurred to meet our public company filing requirements in the previous year.
Research and Development Expense. Research and development expense increased $3.9 million in 2018 compared to 2017 primarily due to higher clinical trial activities associated with our Endoscopy products and higher costs for new product development and product margin improvement projects.
Loss on Divestiture. Loss on divestiture of $7.8 million was due to the divestiture of our Surgical product line in December 2018.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.2 million in 2018 when compared to 2017 due to the divestiture of Surgical related intangibles.
Loss from Operations
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
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $250.2 million as of December 31, 2019. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
We expect our negative cash flows from operating activities to continue and have determined that our losses and negative cash flows from operations along with the uncertainty of the current COVID-19 pandemic raise substantial doubt about our ability to meet our debt covenant requirements for at least one year from the issuance date of these Consolidated Financial Statements. See Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the recent COVID-19 outbreak. We will likely require additional funding to remain in compliance, depending upon events that are difficult to predict at this time. In this regard, management’s plans to meet any additional operating cash flow requirements include the pursuit of strategic alternatives to finance our business plan, including, but not limited to sales of our common stock, preferred stock, convertible debt securities or debt financings, reduction of planned expenditures, or other sources. As of December 31, 2019, cash, cash equivalents, and restricted cash was $30.9 million.
There are no assurances that such additional funding will be obtained, and we cannot predict the impact of COVID-19 on our operations and ability to access the additional funding we may need. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.
Term Loan Facility
In March 2019, we entered into a term loan facility agreement with Solar Capital, Ltd. to borrow $35.0 million (the "Credit Agreement"). The Credit Agreement matures on September 1, 2023, with principal payments beginning in 2021, and bears interest at LIBOR plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before March 15, 2029. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full, including interest.

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

In March 2020, we entered into the Fourth Amendment and Limited Waiver to the Credit Agreement which established our 2020 revenue covenant requirements, provides an additional $10 million of funding upon the achievement of these revenue requirements through June 2020, and waived the financial statement covenant default associated with the issuance of a going concern opinion by our independent registered public accounting firm for the year ended December 31, 2019. See Note 19 of the Notes to the Consolidated Financial Statements.
The Credit Agreement is classified as a current liability on the balance sheet at December 31, 2019, based on our assessment that we may not be able to meet our debt covenant requirements for at least one year from the issuance of our Consolidated Financial Statements considering factors such as the uncertainties from the COVID-19 pandemic. Should we fall short of the target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.

Convertible Senior Debt

In August 2019, we issued $20.0 million aggregate principal amount of Convertible Debt. Interest on the Convertible Debt will be payable semi-annually in shares of our common stock on January 1 and July 1 of each year, beginning on January 1, 2020, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP"), of our common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.

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

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	2019	2018
Net cash used in operating activities	$(25,622)	$(23,119)
Net cash provided by investing activities	1,038	7,119
Net cash provided by financing activities	30,506	9,695
Effect of exchange rate changes on cash	(8)	(106)
Net change in cash, cash equivalents and restricted cash	$5,914	$(6,411)
Operating Activities
Cash used in operating activities of $25.6 million for 2019 was primarily the result of a net loss of $27.4 million plus non-cash items of $1.3 million primarily related to the settlement gain of $5.6 million offset by depreciation, amortization, non-cash interest expense, and stock based compensation. The increase in net loss after adjustment for non-cash items is primarily due to the divestiture of our Surgical product line in December of 2018. Additionally, cash provided by operating assets and liabilities of $0.6 million related to working capital changes primarily from accounts receivable collections and reduction in inventory levels offset by higher accounts payable payments.
Cash used in operating activities of $23.1 million for 2018 was primarily the result of a net loss of $45.8 million net of non-cash charges of $21.0 million primarily related to depreciation, amortization, loss on divestiture of the Surgical product line, stock based compensation, and foreign exchange on intercompany loans. Net loss included $3.2 million of additional costs associated with clinical trial activities for our Endoscopy products. In addition, operating assets and liabilities provided cash of $1.6 million primarily due to reduction in inventory levels as we reduced our buffer stock in connection with completion of gross margin projects. The increase in cash for operating activities of $9.8 million in 2018 compared to 2017 primarily relates to the change in net loss, net of non-cash charges, as a result of lower gross margin and higher research and development expense each as explained above in our results of operations.
Investing Activities
Cash provided by investing activities of $1.0 million for 2019 was primarily related to the $2.0 million installment cash payment received for the sale of the Surgical product line offset by $1.0 million of investments in property and equipment and in our intellectual property portfolio.
Cash provided by investing activities of $7.1 million for 2018 was primarily related to the $10.0 million closing cash payment received upon the sale of the Surgical product line offset by $2.9 million of purchases of property and equipment associated with our manufacturing facility as we expand manufacturing capability and ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $30.5 million for 2019 primarily related to the $13.3 million in net proceeds from the Term Loan Facility refinancing and proceeds from the issuance of $20.0 million aggregate principal amount of Convertible Debt offset by deferred financing costs of $2.9 million.

Cash provided by financing activities of $9.7 million for 2018 primarily related to the $21.9 million in net proceeds from the June 2018 public offering offset by payments of $12.5 million in principal on the senior secured credit facility.
Future Funding Requirements
As of December 31, 2019, we had cash, cash equivalents and restricted cash balances totaling $30.9 million. We cannot be certain that our existing cash and cash equivalents will continue to be adequate to fund our operations, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
As discussed in Note 1 of the Notes to the Consolidated Financial Statements, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing capital resources will not enable us to meet our debt covenant requirements through March 2021 and due to uncertainty associated with the impact that the COVID-19 pandemic will have on our business, we have determined the accounting standard has been met for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements.
Any future capital requirements will depend on many factors including the severity and duration of the current COVID-19 pandemic on our business and capital markets, market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearances or approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance of our lending facility, and the costs and timing of sales, marketing, distribution and manufacturing activities.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.
Recent Accounting Pronouncements
See Note 2(r) to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion of recently enacted accounting pronouncements.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, cash flow deficits and debt covenant violations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Austin, Texas
March 26, 2020

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(In thousands, except for share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$29,905	$23,996
Accounts receivable, net of allowance for doubtful accounts of $658 and $559, respectively	9,232	11,391
Inventory, net	8,865	9,932
Prepaid expenses and other current assets	2,998	2,801
Total current assets	51,000	48,120
Restricted cash	1,016	1,011
Property, equipment and right-of-use assets	6,612	5,897
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $11,648 and $9,455, respectively	7,831	9,859
Other assets	2,833	4,291
Total assets	$74,582	$74,468
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,902	$15,292
Accrued expenses	8,438	9,156
Current portion of long-term debt	34,449	—
Total current liabilities	52,789	24,448
Long-term debt	—	21,190
Convertible debt	18,554	—
Long-term liabilities	1,116	—
Total liabilities	72,459	45,638
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 20,951,963 and 21,899,522 shares issued and outstanding at December 31, 2019 and 2018, respectively	21	22
Additional paid-in capital	250,634	249,115
Accumulated other comprehensive income	1,630	2,501
Accumulated deficit	(250,162)	(222,808)
Total stockholders' equity	2,123	28,830
Total liabilities and stockholders' equity	$74,582	$74,468

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2019 and 2018
(In thousands, except for share data)

	2019	2018
Revenues	$50,713	$60,854
Cost of sales	25,038	27,660
Gross margin	25,675	33,194
Operating expenses:
Sales and marketing	28,730	32,831
General and administrative	13,588	13,436
Research and development	10,384	12,176
Amortization of intangible assets	2,095	7,074
Settlement gain	(5,609)	—
Loss on divestiture	—	7,770
Total operating expenses	49,188	73,287
Loss from operations	(23,513)	(40,093)
Other expenses:
Interest expense, net	4,052	4,063
Other (income) expense	(408)	1,440
Net loss before income taxes	(27,157)	(45,596)
Income tax expense	275	191
Net loss	$(27,432)	$(45,787)
Other comprehensive income (loss):
Foreign currency translation	(871)	706
Comprehensive loss	$(28,303)	$(45,081)
Net loss per share, basic and diluted	$(1.27)	$(2.31)
Shares used in computing net loss per share, basic and diluted	21,542,284	19,789,867

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019 and 2018
(In thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2017	17,291,209	$17	$225,122	$1,795	$(177,021)	$49,913
Exercise of common stock options	275,862	—	738	—	—	738
Issuance of restricted stock units	23,361	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,843	4,309,090	5	21,852	—	—	21,857
Stock based compensation	—	—	1,403	—	—	1,403
Foreign currency translation	—	—	—	706	—	706
Net loss	—	—	—	—	(45,787)	(45,787)
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,808)	$28,830
Adoption of ASU 2016-02, Leases	—	—	—	—	78	78
Exercise of common stock options	17,158	—	31	—	—	31
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Issuance of restricted stock units	35,283	—	—	—	—	—
Stock based compensation	—	—	1,487	—	—	1,487
Foreign currency translation	—	—	—	(871)	—	(871)
Net loss	—	—	—	—	(27,432)	(27,432)
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018
(In thousands)

	2019	2018
Cash flows from operating activities:
Net loss	$(27,432)	$(45,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,060	9,292
Amortization of deferred financing costs	620	491
Non-cash interest	540	359
Provision for doubtful accounts receivable	212	186
Inventory impairment	162	387
Stock based compensation	1,487	1,403
Unrealized foreign exchange on short-term intercompany loans	(214)	1,161
Settlement gain	(5,609)	—
Loss on divestiture	—	7,770
Changes in operating assets and liabilities:
Accounts receivable	1,852	(162)
Inventory	872	3,004
Prepaid expenses and other assets	(120)	41
Accounts payable and accrued expenses	(2,052)	(1,264)
Net cash used in operating activities	(25,622)	(23,119)
Cash flows from investing activities:
Purchases of property and equipment	(805)	(1,951)
Purchases of intangibles and other assets	(175)	(930)
Proceeds from sale of equipment	18	—
Divestiture of Surgical product line	2,000	10,000
Net cash provided by investing activities	1,038	7,119
Cash flows from financing activities:
Proceeds from exercise of stock options	31	738
Proceeds from long-term debt	35,000	—
Proceeds from convertible debt	20,000	—
Proceeds from issuance of common stock	—	21,857
Payments of deferred financing costs	(2,857)	(400)
Payment of long-term debt	(21,668)	(12,500)
Net cash provided by financing activities	30,506	9,695
Effect of exchange rate changes on cash	(8)	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,914	(6,411)
Cash, cash equivalents and restricted cash at beginning of year	25,007	31,418
Cash, cash equivalents and restricted cash at end of year	$30,921	$25,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,470	$3,775
Cash paid for income taxes	328	98
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	2,890	—

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018
(In thousands, except for share data)
(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes "Apollo" and the "Company" refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices. The Company's products are used by gastroenterologists to address a variety of closure needs in the gastrointestinal tract and used by gastroenterologists and bariatric surgeons to treat obesity.
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
The Company has offices in the United Kingdom, Australia, Italy, and Brazil that oversee commercial activities outside the U.S., and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
In December 2018, the Company sold its Lap-Band® adjustable gastric banding system ("Surgical") product line to ReShape Lifesciences, Inc ("ReShape") for total cash consideration of $17,000 ("Cash Purchase Price"), of which $10,000 was paid at closing and $2,000 was paid in December 2019. An additional $2,000 and $3,000 is payable on the second and third anniversary of the closing date, respectively. As additional consideration, the Company received substantially all of ReShape's assets exclusively related to ReShape's intragastric balloon product line. Effective December 31, 2018, the Company ceased sales of ReShape's intragastric balloon system.
Additionally, the Company entered into a transition services agreement, supply agreement and distribution agreement with ReShape to manufacture Surgical products for ReShape for up to two years, serve as ReShape’s distributor of Surgical product outside the U.S. ("OUS") for up to one year and provide other specified services for defined periods of time. As of December 31, 2019, the Company's obligations under the transition and distribution agreements have been completed.
Going Concern Uncertainty ASC Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
The Company has experienced operating losses since inception and expects its negative cash flows from operating activities to continue and has determined that the Company’s existing capital resources are not sufficient to ensure compliance with debt covenant requirements through March 2021. This projection along with the general uncertainty associated with the current COVID-19 pandemic has raised substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these Consolidated Financial Statements. The Company will likely require additional funding in order to meet its covenant requirements. In this regard, management’s plans include the pursuit of strategic alternatives to finance our business plan, including, but not limited to sales of our common stock, preferred stock, convertible debt securities or debt financings, reduction of planned expenditures, or other sources.
There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

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
(d)   Restricted Cash
The Company entered into irrevocable letters of credit with three banks to secure obligations under lease agreements and performance based obligations. These letters of credit are secured by cash balances totaling $1,016 and $1,011 which are recorded in restricted cash on the consolidated balance sheet as of December 31, 2019 and 2018, respectively.
(e)    Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management's evaluation of the collectability of accounts receivable. Accounts receivable are written off when it is deemed uncollectible. The recorded allowance for doubtful accounts was $658 and $559 as of December 31, 2019 and 2018, respectively. Accounts receivable of $127 and $101 were written off during the years ended December 31, 2019 and 2018, respectively.
(f)   Inventory
Inventory is stated at the lower of cost or net realizable value, net of any allowances. Charges for excess and obsolete inventory are based on specific identification of obsolete inventory items and an analysis of inventory items approaching expiration date. The Company records estimated excess and obsolescence charges to cost of sales. The Company's inventories are stated using the weighted average cost approach, which approximates actual costs.
(g)   Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $38,000 and $21,935 at December 31, 2019 and 2018, respectively. The Company's convertible debt is estimated by management to approximate $20,000 at December 31, 2019. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(i) Leases
On January 1, 2019, the Company adopted the provisions of ASU 2016-02, Leases ("ASU 2016-02") under the modified retrospective approach, chose not to adjust comparative periods, and elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. The cumulative-effect adjustment made to the opening balance of retained earnings as of January 1, 2019 was $78. All significant lease arrangements are generally recognized at lease commitment. Operating lease right-of-use assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term, except for leases with an initial term of 12 months or less, for which lease expense is recognized as incurred over the lease term. Right-of-use assets represent the Company’s right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease terms may include options to extend or terminate the lease when its reasonably certain that the Company will exercise that option. The Company primarily uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease right-of-use assets include any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
(j)    Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. For annual and interim goodwill impairment tests, the Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company's evaluation of goodwill completed on December 31, 2019 and 2018 resulted in no impairment losses.
Definite-lived intangible assets consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software which are amortized over their estimated useful lives. Costs to extend the lives of and renew patents and trademarks are capitalized when incurred.
(k)   Valuation of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flows may differ from actual cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company's evaluation of long-lived assets for the years ended December 31, 2019 and 2018 resulted in no impairment losses.

(l)   Revenue Recognition
The Company's principal source of revenues is from the sale of its products. Revenue is recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration expected to be entitled to in an exchange for those goods. Generally, these are met under the Company's agreements with most customers upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. The Company's distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products.
Customers and distributors generally have the right to return or exchange products purchased from the Company for up to thirty days from the date of product shipment. At the end of each period, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges. Certain customer may receive volume rebates or discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenues recognized.
The Company records deferred revenues when cash payments are received in advance of the transfer of goods.
The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis. Accordingly, such amounts are excluded from revenues. Amounts billed to customers related to shipping and handling are included in revenues. Shipping and handling costs related to revenue producing activities are included in cost of sales.
In connection with the December 2018 sale of the Surgical product line, the Company entered into a transition services agreement, supply agreement and distribution agreement. Transition service fees were recognized as revenue when the support was provided in accordance with the prices established in the transition services agreement. Product sold under the supply agreement is recognized as revenue when product is shipped at the prices established in the supply agreement net of the cost to produce the product. Transition service and supply agreement revenue are included in other revenue. Product sold by the Company to customers pursuant to the distribution agreement is recognized as revenue in accordance with the Company's normal policy.
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
(o)   Advertising
The Company expenses advertising costs as incurred. The Company incurred approximately $1,648 and $3,024 in advertising costs during the years ended December 31, 2019 and 2018, respectively.
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

(q)   Foreign Currency
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
(r)    Recent Accounting Pronouncements
On January 1, 2020, the Company adopted the provision of ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At December 31, 2019, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at six different banks totaling $30,921. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.
The Company had one customer representing approximately 15% of the Company's net accounts receivable balance as of December 31, 2019. There were no concentrations greater than 10% the Company's net accounts receivable as of December 31, 2018. The Company had no single customer that comprised more than 10% of the Company's total revenues for the years ended December 31, 2019 and 2018.
(4) Inventory
Inventory consists of the following as of December 31:

	2019	2018
Raw materials	$2,834	$3,806
Work in progress	532	352
Finished goods	5,499	5,774
Total inventory	$8,865	$9,932
The Company recorded an inventory impairment charge of $162 and $387 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company disposed of $157 of expired product. Finished goods included $147 of inventory on consignment at customer locations at December 31, 2019.

(5) Property, Equipment and Right-of-Use Assets
Property and equipment consists of the following as of December 31:

	Depreciable Lives	2019	2018
Equipment	5 years	$7,491	$7,510
Right-of-use assets	1 - 5 years	2,890	—
Furniture, fixtures and tooling	4 - 8 years	2,233	2,223
Computer hardware	3 - 5 years	1,261	1,326
Leasehold improvements	3 - 5 years	1,671	1,400
Construction in process		198	130
		15,744	12,589
Less accumulated depreciation		(9,132)	(6,692)
Property, equipment and right-of-use assets		$6,612	$5,897
The Company recorded depreciation expense of $1,859 and $2,024 for the years ended December 31, 2019 and 2018, respectively. There were no impairment charges for the years ended December 31, 2019 or 2018. The Company disposed of $412 of fully depreciated property, equipment and right-of-use assets no longer being utilized during the year ended December 31, 2019.
As of December 31, 2019, the maturities of the Company's operating lease liabilities are as follows:

2020	$1,092
2021	891
2022	183
2023	95
2024	30
Thereafter	—
Total lease payments	2,291
Less imputed interest	(243)
Total operating lease liabilities	$2,048
Operating lease liabilities of $932 and $1,116 are included in accrued expenses and long-term liabilities, respectively, as of December 31, 2019. Operating lease expense and cash paid within operating cash flows for operating leases was $1,233 and $1,290 during 2019 and 2018, respectively. The weighted average remaining lease term was 2.18 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.7%.
(6) Goodwill and Other Intangible Assets
The following table reflects the changes in goodwill for the years ended December 31, 2019 and 2018:

December 31, 2017	$6,828
Divestiture of Surgical product line	(1,538)
December 31, 2018	$5,290
December 31, 2019	$5,290

Other intangible assets consist of the following as of December 31:

	Useful Life	2019	2018
Customer relationships	9 years	$8,301	$8,301
Orbera technology	12 years	4,600	4,600
Trade names	10 years	1,700	1,700
Patents and trademarks	5 years	2,453	2,292
Other	1 - 5 years	2,425	2,421
		19,479	19,314
Less accumulated amortization		(11,648)	(9,455)
Intangible assets, net		$7,831	$9,859
Amortization expense related to the above intangible assets was $2,201 and $7,268 during 2019 and 2018, respectively. Additionally, $161 and $416 related to the extension and renewal of patents and trademarks was capitalized during 2019 and 2018, respectively.
Amortization for the next five years is as follows:

2020	$1,944
2021	1,822
2022	1,646
2023	879
2024	595
Thereafter	945
Total	$7,831

(7) Other Assets
Included in other assets as of December 31, 2019 and 2018 was $2,511 and $3,921 for the non-current portion of the receivable due from ReShape, respectively. Interest on the receivable accretes 10% annually. Imputed interest income on the ReShape receivable was $619 for the year ended December 31, 2019 and is included within interest expense, net.
(8) Accrued Expenses
Accrued expenses consists of the following as of December 31:

	2019	2018
Accrued employee compensation and expenses	$3,183	$3,804
Settlement liability	1,625	—
Lease liability	932	—
Accrued professional service fees	653	2,983
Accrued interest	467	100
Accrued insurance and taxes	271	625
Accrued returns and rebates	216	331
Other	1,091	1,313
Total accrued expenses	$8,438	$9,156
In April 2019, the Company entered into a settlement agreement with Allergan, Inc. to resolve a dispute related to amounts charged for inventory purchases and transition services provided through 2016, after the Company's asset acquisition of the obesity intervention business in December 2013. The settlement agreement provided for a payment of $3,250 to completely discharge all remaining possibility for these charges. Payment was made in May 2019 for $1,625 and the remaining payment of $1,625, included in accrued expenses, is due in April 2020. The Company recognized a gain of $5,609 in 2019 as a result of this settlement agreement.

(9) Long-Term Debt
Long-term debt consists of the following as of December 31:

	2019	2018
Term loan facility	$35,000	$—
Senior secured credit facility	—	19,500
Payment-in-kind interest	517	2,142
Discount on long-term debt	—	(175)
Deferred financing costs	(1,068)	(277)
Less current portion	(34,449)	—
Long-term debt	$—	$21,190
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital, Ltd. ("Solar") to borrow $35,000. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at LIBOR plus 7.5%. In March 2020, the interest rate was amended to be equal to 7.5% plus the greater of (i) the one month LIBOR rate or an alternate rate agreed upon by both parties in the event the LIBOR rate is no longer available, or (ii) 1.35575%. Interest only is payable in arrears until March 1, 2021 (or July 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before March 15, 2029. The Credit Agreement provides that the Company may borrow an additional $5,000 upon its request subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay its previous senior secured credit agreement in full, including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
In June 2019, the Company entered into the First Amendment to the Credit Agreement which adjusted the trailing six-month Endoscopy revenue requirements for the periods ending June 30, July 31, and August 31, 2019 and increased the minimum liquidity covenant to $12,500. In August 2019, the Company entered into the Second Amendment to the Credit Agreement to allow for the issuance of up to $20,000 aggregate principal amount of 6.0% convertible senior debentures due 2024 (the "Convertible Debt"). In October 2019, the Company entered into the Third Amendment to the Credit Agreement that adjusted the trailing six-month Endoscopy revenue requirements for the periods ending August 31, 2019 through December 31, 2019. In March 2020, the Company entered into the Fourth Amendment and Limited Waiver to the Credit Agreement which established the 2020 revenue covenant requirements, provides an additional $10,000 of funding upon the achievement of these revenue requirements through June 2020, and waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019. See Note 19.
Interest expense on the Company's long term debt was $4,579 and $4,488 for the years ended December 31, 2019 and 2018, respectively.
The Company has classified its debt obligations with long-term contractual maturities as current liabilities at December 31, 2019 based on the Company's assessment that it may not be able to meet the debt covenant requirements included in the Credit Agreement for at least one year from the issuance of the Consolidated Financial Statements considering factors such as the uncertainties from the COVID-19 pandemic. The contractual terms of the agreement set out principal payments as follows:

2020	$—
2021	11,667
2022	14,000
2023	9,333
2024	—
Thereafter	—
Total	$35,000

(10) Convertible debt
Convertible debt consists of the following as of December 31:

	2019	2018
Convertible debt principal	$20,000	$—
Deferred financing costs	(1,446)	—
Convertible debt	$18,554	$—
In August 2019, the Company issued $20,000 aggregate principal amount of Convertible Debt, primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt will be payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the average volume-weighted average price ("VWAP") of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.
In January 2020, the Company issued 164,797 shares of the Company's common stock to holders of the Convertible Debt in fulfillment of $467 of accrued interest as of December 31, 2019.
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
Interest expense on the Convertible Debt was $588 for the year ended December 31, 2019.
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
(b)    Warrants
Warrants consist of the following as of December 31, 2019:

Warrant Expiration Date	Number of shares	Exercise price per share
December 29, 2021	40,456	$13.70
February 27, 2022	163,915	$21.29
No expiration	1,000,000	$0.001
Total number of warrants outstanding	1,204,371
Weighted average exercise price of warrants outstanding		$3.36
There were no warrants exercised in 2019 and 46,818 expired during the year ended December 31, 2019.
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
2017 Plan
The Company's 2017 Equity Incentive Plan (the "2017 Plan") was approved in June 2017 by the Company's stockholders. The 2017 plan covers employees, consultants, and nonemployee directors of the Company and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards, and other stock awards to purchase shares of the Company's common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2017 Plan is 10 years from the date of grant. Options generally vest over a period of time, typically not more than 5 years. The plan's reserve is automatically increased by 4% of the total number of shares outstanding at the prior year end for a period of ten years. Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
The 2017 Plan replaced the Company's 2016 Plan, which was the successor to the 2006 Plan, and the Lpath Plan (collectively, the Lpath Plan, with the 2016 Plan and the 2006 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
As of December 31, 2019, the Company has 1,150,189 shares of common stock reserved for issuance under the 2017 Plan.

(b) Stock Option Activity
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of December 31, 2019 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	1,502,756	$5.63	7.7 years	$217
Options granted	781,705	$3.47
Options exercised	(17,158)	$1.83
Options forfeited	(340,109)	$4.35
Options outstanding, vested and expected to vest, December 31, 2019	1,927,194	$5.01	7.5 years	$87
Options exercisable	1,006,635	$5.24	6.3 years	$83
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2019	2018
Risk free interest rate	2.2%	2.7%
Expected dividend yield	—%	—%
Estimated volatility	64.6%	63.3%
Expected life	6.0 years	5.8 years
Additional information regarding options is as follows:

	2019	2018
Stock compensation cost	$1,487	$1,403
Weighted-average grant date fair value of options granted during the period	$2.08	$3.95
Aggregate intrinsic value of options exercised during the period	$20	$921
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2019 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2019 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Annually the Company grants options to its sales and marketing personnel that begin to time vest only upon the individual's achievement of a certain revenue target. In 2019, 64,692 options were determined to have met the underlying conditions. The remaining performance shares were unearned and forfeited.
Unrecognized compensation expense related to unvested options was approximately $2,342 at December 31, 2019, with a remaining amortization period of less than 2.4 years.

A summary of the restricted stock unit activity under the Company's Equity Plans as of December 31, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2018	94,940	$6.21	$328
Restricted stock units granted	200,009	$3.46
Restricted stock units vested	(35,283)	$6.30
Restricted stock units forfeited	(15,971)	$4.37
Unvested units, December 31, 2019	243,695	$4.06	$695
Unrecognized compensation expense related to unvested restricted stock units was approximately $780 at December 31, 2019, with a remaining amortization period of 2.8 years.
(13) Commitments
(a)   Risk Management
The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.
(b)   Employment Agreements
Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for three to twenty-four months following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for three to twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or for good reason within twelve months following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer's outstanding unvested options at the time of such termination.
(c)   Litigation
Management believes there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's consolidated financial position, results of operations or cash flows.
(d)   Purchase Commitments
In February 2020, the Company entered into a one-year noncancellable purchase agreement to purchase $531 of raw materials in the normal course of business.
(14) Defined Contribution Plan
The Company sponsors defined contribution plans for employees in the U.S. and Europe. The cost of these plans, including employer contributions, was $698 and $731 for the years ended December 31, 2019 and 2018 respectively.

(15) Income Taxes
Income tax expense of $275 and $191 for the years ended December 31, 2019 and 2018, respectively is composed of foreign income taxes on earnings generated by foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31 are as follows:

	2019	2018
Deferred tax assets:
Capitalized transaction costs	$330	$385
Intangible assets	1,105	1,321
Inventory valuation	242	255
Research and development credit	4,055	3,597
Interest expense carryforward	2,188	1,034
Foreign timing differences	238	187
Other	873	908
Net operating loss carryforwards	50,702	45,067
	59,733	52,754
Deferred tax liabilities:
Unremitted foreign earnings	(453)	(461)
Depreciable assets	(185)	(64)
	(638)	(525)
Total net deferred tax assets	59,095	52,229
Less valuation allowance	(59,049)	(52,229)
Net deferred tax assets (included in other assets)	$46	$—
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382. The valuation allowance increased by $6,820 during the year ended December 31, 2019, primarily as a result of changes in net operating loss.
As of December 31, 2019, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2019	2018
Tax at U.S. statutory rate	$(5,703)	$(9,575)
State taxes, net of deferred benefit	(1,051)	(2,017)
Foreign tax rate differential	(330)	(92)
Foreign taxes	22	(88)
Permanent differences	442	993
Research and development tax credit	(408)	(362)
Other	478	211
Deferred tax adjustment	(1)	796
Unremitted foreign earnings	6	13
Valuation allowance - current year	6,820	10,312
Income tax expense	$275	$191

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $209,666 which will expire in varying amounts beginning in 2025 if not utilized. The Company’s July 2017 stock offering qualified as an ownership change under section 382 which resulted in a reduction of $100,825 in the Company’s U.S. federal net operating losses that will not be utilizable in the future, thus federal net operating loss carryforwards available to the Company as of December 31, 2019 were $108,841. In August 2019, the Company consummated a convertible debt issuance that could potentially have triggered an additional ownership change and is still being assessed.
The deferred tax asset associated with net operating loss carryforwards has been offset by a valuation allowance due to the uncertainty that the Company will achieve taxable income necessary to utilize the net operating loss carryforward in the future.
The Company had state net operating loss carryforwards of approximately $107,013 which will begin to expire in varying amounts beginning in 2020, if not utilized. The Company had foreign net operating losses of approximately $2,803 which begin to expire in varying amounts beginning in 2020, if not utilized.
(16) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed a medical device excise tax (MDET) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the U.S. In December 2015, the medical device tax was suspended for two years and on January 22, 2018 the moratorium on this tax was extended through December 31, 2019. On December 20, 2019, the medical device tax was repealed.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted average basis):

	Year Ended December 31
	2019	2018
Warrants for common stock	590,672	251,189
Convertible debt	2,440,904	—
Common stock options	1,699,410	1,382,512
Restricted stock units	169,808	84,183
	4,900,794	1,717,884

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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$14,944	$13,365	$28,309	55.8%	$11,016	$12,364	$23,380	38.4%
IGB	5,162	11,678	16,840	33.2%	5,400	12,339	17,739	29.2%
Total Endoscopy	20,106	25,043	45,149	89.0%	16,416	24,703	41,119	67.6%
Surgical	—	3,712	3,712	7.3%	10,795	7,913	18,708	30.7%
Other	1,815	37	1,852	3.7%	995	32	1,027	1.7%
Total revenues	$21,921	$28,792	$50,713	100.0%	$28,206	$32,648	$60,854	100.0%
% Total revenues	43.2%	56.8%			46.4%	53.6%
Total distributor sales were 33.9% and 24.8% of total OUS revenues for the years ended December 31, 2019 and 2018, respectively. Sales in the next largest individual country outside the U.S. were 7.6% for both the years ended December 31, 2019 and 2018.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	2019	2018
U.S.	$2,934	$2,337
Costa Rica	3,039	3,347
Other	639	213
Total property, equipment and right-of-use assets	$6,612	$5,897

(19) Subsequent Events
In March 2020, the Company entered into the Fourth Amendment and Limited Waiver to the Credit Agreement which (i) established the trailing six-month Endoscopy revenue requirements for 2020, (ii) provides an additional $10,000 of funding to be drawn in July 2020 upon the achievement of the established revenue requirements through June 2020, which is repayable in April 2021 in the event that the trailing six-month Endoscopy revenue requirements for the period ending December 31, 2020 is less than $26,900, (iii) extended the interest-only period until July 1, 2021, if certain revenue milestones are achieved, (iv) requires the Company to raise additional cash of $15,000 from debt or equity financing by August 2020, (v) established a minimum LIBOR interest rate, and (vi) waived the financial statement covenant default associated with the going concern opinion by the Company's independent registered public accounting firm for the year ended December 31, 2019. The Credit Agreement provides that we may borrow an additional $5.0 million upon our request, subject to further credit approval.
On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. We continue to monitor our operations and government mandates and the disruptions that COVID-19 will have on our business, operating results and financial condition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019 our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer and oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Since we are a smaller reporting company and a non-accelerated filer, the rules of the Securities and Exchange Commission permits us to provide only management's report on internal controls over financial reporting in this Annual Report on Form 10-K.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the period ended December 31, 2018, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness was due to an aggregation of control deficiencies over the verification of sales orders including price change approvals, the approval of credit memos and the verification of the application of cash to individual customer account balances that were identified during our transition of the sales order process during the fourth quarter of 2018 from a third party service provider to our internal organization. This material weakness did not result in any adjustments to our consolidated financial statements.
Remediation of Previously Disclosed Material Weakness
We have implemented additional controls during 2019 to address the deficiencies identified in our sales order to cash process. Based on the additional controls implemented and our evaluation of the effectiveness of these controls, management has concluded that the material weakness described above and first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 has been remediated as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under "Remediation of Previously Disclosed Material Weakness".

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
ITEM 9B. OTHER INFORMATION
COVID-19 Salary and Bonus Actions
The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We cannot accurately predict the full extent of potential delays or impacts on our sales, results of operations, clinical trials related to our products, healthcare systems or the global economy as a whole or to our business. In March 2020, in response to the COVID-19 pandemic, we took steps to reduce 2019 employee bonus payments and implemented a temporary reduction in employee salary and work hours, where practical, to mitigate the anticipated reduction in business activity. The duration of the temporary reduction in employee salary and work hours is indefinite. We previously announced in a Current Report on Form 8-K filed on March 5, 2020 the 2020 base salary levels for our executive officers, including our named executive officers. In addition, we previously announced in a Current Report on Form 8-K filed on March 5, 2019 the 2019 target performance bonus levels for our executive officers under our 2019 bonus plan. The executive officers' reduced 2020 base salary and 2019 bonus payments are as follows:

Name and Principal Position	Final 2019 Bonus	Reduced 2020 Base Salary
Todd Newton
Chief Executive Officer	$—	$282,907
Stefanie Cavanaugh
Chief Financial Officer	13,083	197,785
Christopher J. Gostout, M.D.
Chief Medical Officer	8,822	155,599
Bret Schwartzhoff
Vice President, North America Sales and Global Marketing	15,054	199,133
John Molesphini
Executive Vice President, Operations	11,377	193,479

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, (the "2020 Proxy Statement") and the information to be included in the 2020 Proxy Statement is incorporated by reference.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Financial Statements and Financial Statement Schedules
i.Financial Statements
The financial statements of Apollo Endosurgery, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2019:

ii.Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
b.Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2++	Asset Purchase Agreement, dated December 17, 2018, by and between Apollo Endosurgery, Inc. and ReShape Lifesciences Inc.	8-K	001-35706	2.1	December 19, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Form of Warrant issued to Torreya Capital	S-4	333-214059	4.7	October 11, 2016
4.4	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015	S-4	333-214059	4.8	October 11, 2016
4.5	Third Amended and Restated Investors' Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
4.6	Form of 6.0% Convertible Debenture due 2024	8-K	001-35706	4.1	August 16, 2019
4.7 *	Description of Securities
10.1#	2020 Bonus Plan	8-K	001-35706	10.1	March 5, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.2#	Offer Letter, dated November 19, 2014, between Apollo Endosurgery, Inc. and Bret Schwartzhoff	S-4	333-214059	10.18	October 11, 2018
10.3#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.4#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.5#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.6#	Second Amendment to Employment Agreement dated June 1, 2014 by and between the Company and Todd Newton	8-K	001-35706	10.2	May 30, 2018
10.7#	First Amendment to Employment Agreement dated March 2, 2015 by and between the Company and Stefanie Cavanaugh	8-K	001-35706	10.3	May 30, 2018
10.8#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.9#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.10	Loan and Security Agreement, dated March 15, 2019, by and among the Company, Solar Capital, Ltd, the guarantors party thereto, and the lenders.	10-K	001-35706	10.1	March 18, 2019
10.11	Second Amendment, dated August 7, 2019, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.	8-K	001-35706	10.5	August 16, 2019
10.12	Third Amendment to Loan and Security Agreement, Waiver and First Amendment to Fee Letter	10-Q	001-35706	10.1	October 30, 2019
10.13	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018
10.14	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.15	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.16#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.17#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.18#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.19#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
10.20#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.1	October 11, 2016
10.21++	Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.1	August 16, 2019
10.22	Registration Rights Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.2	August 16, 2019
10.23	Subsidiary Guarantee, dated as of August 12, 2019, issued by Apollo Endosurgery International, LLC, Apollo Endosurgery Costa Rica S.R.L., Apollo Endosurgery US, Inc., Lpath Therapeutics Inc. and Apollo Endosurgery UK Ltd.	8-K	001-35706	10.3	August 16, 2019
10.24	Pre-funded Warrant, dated as of August 12, 2019, issued by Apollo Endosurgery, Inc.	8-K	001-35706	10.4	August 16, 2019
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016
23.1 *	Consent of KPMG LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 * †	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 * †	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

# Management contract or compensation plan or arrangement
* Provided herewith.

† In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+ + Pursuant to Item 601 of Regulation S-K, the schedules to the applicable exhibit (identified therein) have been omitted from this report and will be furnished supplementally to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 26, 2020 by the undersigned thereto.

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
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2020.

Signature	Title	Date

/s/ Todd Newton	Chief Executive Officer and Director	March 26, 2020
Todd Newton	(Principal Executive Officer)

/s/ Stefanie Cavanaugh	Chief Financial Officer, Treasurer and Secretary	March 26, 2020
Stefanie Cavanaugh	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	March 26, 2020
Chrissy Citzler-Carr	(Principal Accounting Officer)

/s/ John Barr	Chairman of the Board	March 26, 2020
John Barr

/s/ Rick Anderson	Director	March 26, 2020
Rick Anderson

/s/ Matthew S. Crawford	Director	March 26, 2020
Matthew S. Crawford

/s/ Julie Shimer	Director	March 26, 2020
Julie Shimer

/s/ William D. McClellan, Jr.	Director	March 26, 2020
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Director	March 26, 2020
R. Kent McGaughy, Jr.

/s/ David C. Pacitti	Director	March 26, 2020
David C. Pacitti

/s/ Bruce Robertson, PH.D.	Director	March 26, 2020
Bruce Robertson, Ph.D.