Form 10-K/A
period 2019-12-31
Apollo Endosurgery, Inc.
filed 2020-04-29
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 24, 2020, there were 21,128,101 shares of the issuer’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Apollo Endosurgery, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14, of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement that we will file in connection with an annual meeting of our stockholders. Accordingly, the definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC at a later date, will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Apollo,” “Company,” “we,” “us,” and “our” refer to Apollo Endosurgery, Inc. and its subsidiaries, unless the context otherwise requires. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.
This Amendment contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions (disclosed or undisclosed) and may be limited or incomplete, and are subject to risks, uncertainties and other important factors. We discuss many of these risks in the Original Form 10-K in greater detail in the section entitled “Risk Factors” under Part I, Item 1A of that filing. Given those risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements as predictions of future events. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Amendment. You should read this Amendment, the Original Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Amendment and the Original Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The following table sets forth certain information concerning our directors as of April 24, 2020.

Name	Age	Position(s)
David C. Pacitti (3)	54	Class I director
William D. McClellan, Jr. (1)	60	Class I director
Julie Shimer, Ph.D. (2)	67	Class I director
Matthew S. Crawford (2)	54	Class II director
R. Kent McGaughy, Jr. (1)	48	Class II director
Bruce Robertson, Ph.D. (2)	57	Class II director
Todd Newton	57	Class III director
Rick Anderson (3)	59	Class III director
John Barr (1) (3)	63	Class III director
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Our board of directors (the "Board") is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on our Board may be filled only by persons elected by a majority of the remaining directors then in office. A director elected to the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified, subject to their earlier resignation or removal. Only one class of directors is elected at each annual meeting. The Board has nominated for election at the 2020 annual meeting of stockholders Todd Newton, Rick Anderson and John Barr to hold office until the 2023 annual meeting of stockholders, or until his successor is elected and qualified, subject to such director’s earlier resignation or removal.
The following is a brief biography of each director:
David C. Pacitti. Since November 2017, Mr. Pacitti has served as a member of our Board. Since 2015, Mr. Pacitti has served as the President of Siemens Medical Solutions USA, Inc. and Head of the Americas, Siemens Healthineers where he is responsible for leading the marketing, sales, service, and support functions in North America and Latin America, across the entire Healthineers portfolio, including medical imaging, laboratory diagnostics, therapy solutions, and services. From February 2006 to October 2015, Mr. Pacitti was with Abbott Vascular, a division of Abbott Laboratories, in a variety of commercial leadership roles. He serves as a member of the Board of Directors of the Advanced Medical Technology Association (AvaMed), the University City Science Center in Philadelphia, PA, the National Electrical Manufacturers Association (NEMA), and the Siemens Foundation. He is also a member of the CEO Council for Growth at the Chamber of Commerce for Greater Philadelphia, as well as the Children's Hospital of Philadelphia Corporate Council, the GAVS Customer Advisory Board, the Medical University of South Carolina (MUSC) President’s Advisory Council and the NextGen Advisory Board for the University of Missouri. Mr. Pacitti received a B.A. in Economics from Villanova University. We believe Mr. Pacitti’s qualifications to serve on our Board include his extensive commercial expertise and medical device leadership experience.
William D. McClellan, Jr. Since May 2014, Mr. McClellan has served as a member of our Board. Since January 2018, Mr. McClellan has served as the Chief Financial Officer of Aerin Medical Inc. Since April 2016, Mr. McClellan has served as a financial management consultant to healthcare and life sciences companies, serving as the managing member of Goodwater Consulting, LLC. From June 2004 until June 2016, Mr. McClellan was the Chief Financial Officer and Executive Vice President, Finance at On-X Life Technologies Holdings, Inc., a medical device manufacturer. He currently serves on the Board of Directors of Reata Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, and chairs its audit committee. Mr. McClellan received a B.B.A. in accounting from Abilene Christian University and is a Certified Public Accountant. We believe that Mr. McClellan is qualified to serve on our Board due to his extensive finance and accounting expertise in the medical device industry and as a certified public accountant.

Julie Shimer, Ph.D. Since May 2018, Dr. Shimer has served as a member of our Board. Dr. Shimer is currently a private investor and has 30 years of product development experience, including many years with major communications companies. Dr. Shimer currently serves on the Board of Directors of Avanos Medical, Inc. (formerly Halyard Health, Inc.), a medical technology company, Masimo Corp., a medical technology company, and Windstream Holdings, Inc., a voice and data network communications company, as well as three non-profit organizations. From 2007 to 2019, Dr. Shimer served on the Board of Directors of Netgear, Inc. and from 2013 to 2017, she served on the Board of Directors of Earthlink Holdings Corp. prior to its merger with Windstream. Dr. Shimer holds an M.S. and Ph.D. in Electrical Engineering from Lehigh University and a B.S. in Physics from Rensselaer Polytechnic Institute. We believe Dr. Shimer’s qualifications to serve on our Board include her industry knowledge and public company board experience.
Matthew S. Crawford. Since May 2006, Mr. Crawford has served as a member of our Board. In 2003, Mr. Crawford founded PTV Healthcare Capital, a venture capital and private equity firm specializing in the healthcare and life sciences industries, and has served since as Founding Managing Director. Mr. Crawford holds a B.A. in History and an M.B.A. from Wake Forest University. We believe Mr. Crawford’s qualifications to serve on our Board include his extensive experience as an investor in the medical technologies industry.
R. Kent McGaughy, Jr. Since January 2012, Mr. McGaughy has served as a member of our Board. Since 2003, Mr. McGaughy has served as a Managing Director at CPMG, Inc., a private investment firm, where he is a founding stockholder. Mr. McGaughy currently serves on the Board of Directors of Reata Pharmaceuticals Inc., a publicly traded pharmaceutical company. He holds a B.A. from The University of Texas (Plan II Honors, Summa Cum Laude and is a member of Phi Beta Kappa) and an M.B.A. from Harvard Business School. We believe Mr. McGaughy’s qualifications to serve on our Board include his extensive leadership as an investor in the medical technologies industry and his financial expertise.
Bruce Robertson, Ph.D. Since February 2008, Dr. Robertson has served as a member of our Board. Since 2005, Dr. Robertson has served as Managing Director of H.I.G. Capital, LLC, a global private equity and investment firm. Dr. Robertson holds a B.S.E. in Chemical Engineering and B.A. in Mathematics from the University of Pennsylvania, an M.B.A. from Harvard Business School, and a Ph.D. in Chemical Engineering from the University of Delaware. We believe Dr. Robertson’s qualifications to serve on our Board include his medical and research backgrounds and his extensive experience as an investor in the medical technologies industry.
Todd Newton. Since July 2014, Mr. Newton has served as Chief Executive Officer and as a member of our Board. From April 2009 to June 2014, Mr. Newton served as Executive Vice President, Chief Financial Officer and Chief Operating Officer at ArthroCare Corporation, a medical device company. Mr. Newton holds a B.B.A. in Accounting from The University of Texas at San Antonio. We believe Mr. Newton’s qualifications to serve on our Board include his extensive industry knowledge and experience as our Chief Executive Officer.
Rick Anderson. Since October 2013, Mr. Anderson has served as a member of our Board. Since January 2018, Mr. Anderson has served as the Chairman of Revival Healthcare Capital, a private investment firm. From 2008 to January 2018, Mr. Anderson served as a Managing Director at PTV Healthcare Capital, a venture capital and private equity firm specializing in the healthcare and life sciences industries. Since 2008, Mr. Anderson has served as the Chairman of the Board of Directors for Cardiva Medical, Inc., a privately held medical device company. From September 2018 to October 2019, Mr. Anderson served as CEO and Chairman of the Board of Directors of ConvaTec Group Plc, a publicly traded medical products and technologies company. From 2008 to December 2014, Mr. Anderson served as a director of Intersect ENT, Inc., a publicly traded medical device company. Mr. Anderson holds a B.B.A. in Marketing from Mississippi State University. We believe Mr. Anderson’s qualifications to serve on our Board include his extensive industry knowledge and leadership experience as an executive for various medical device companies.
John Barr. Since March 2019, Mr. Barr has served as a member of our Board. Since January 2018, Mr. Barr has served as an Operating Partner for Altamont Capital Partners, a private equity firm. From October 2014 through August 2017, Mr. Barr served as the chief executive officer of Surgical Specialties, Inc., a manufacturer of surgical instruments. From May 2012 through August 2013, Mr. Barr served as the President, Global Surgical at Bausch & Lomb Holdings Incorporated, an eye health products company. Mr. Barr previously served on the Board of Directors of Valeritas Holdings Inc., a medical technology company focused on the treatment of diabetes. Mr. Barr holds a B.S. in Bioengineering from the University of Pennsylvania and an M.B.A. from Northwestern University. We believe Mr. Barr’s qualifications to serve on our Board include his extensive leadership experience in the medical device and surgical products industries.

Board Leadership Structure
Our Board has an independent Chairman who has authority, among other things, to preside over Board meetings, including meetings of stockholders, and shall have such powers and duties as may, from time to time, be assigned by the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having an independent Chairman creates an environment that is more conducive to objective evaluation and oversight of management's performance, increasing management accountability and improving the ability of our Board to monitor whether management's actions are in our best interests and those of our stockholders. As a result, we believe that having an independent Chairman can enhance the effectiveness of our Board as a whole.
Role of the Board in Risk Oversight
One of the Board’s key functions is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Board has received regular updates from the management team on the evolving novel coronavirus (COVID-19) situation and is involved in strategy decisions related to the impact of the novel coronavirus (COVID-19) on our business. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with certain legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Management periodically reports to the Board or relevant committee, which provides guidance on risk assessment and mitigation. Each committee charged with risk oversight reports to the Board on matters.
Meetings of the Board of Directors
Our Board met seven times during 2019. Each Board member in 2019 attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served held during the portion of the year for which he or she was a director or committee member.
As required under applicable listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), in 2019, our independent directors met three times in regularly scheduled executive sessions at which only independent directors were present.
Information Regarding Committees of the Board of Directors
Our Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Apollo.

Apollo
The following table provides our committee membership for each Board committee:

Name	Audit	Compensation	Nominating and Corporate Governance
Todd Newton	—	—	—
Rick Anderson	—	—	X*
Matthew S. Crawford	—	X	—
William D. McClellan, Jr.	X*	—	—
R. Kent McGaughy, Jr.	X	—	—
David C. Pacitti	—	—	X
Bruce Robertson, Ph.D.	—	X	—
Julie Shimer, Ph.D.	—	X*	—
John Barr	X	—	X
Total meetings in 2019	8	5	3
* Committee Chairman
Audit Committee
The Audit Committee was established by our Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee's responsibilities include, among other things:
•appointing our independent registered public accounting firm;
•evaluating the qualifications, independence and performance of our independent registered public accountants;
•reviewing and approving the audit and non-audit services to be performed by the independent registered public accountants;
•reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;
•conferring with management and the independent registered public accountants regarding the effectiveness of internal control over financial reporting;
•discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;
•reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•reviewing and approving transactions between us and any related persons; and
•reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.
The Audit Committee is currently comprised of three directors: Messrs. McClellan, Barr, and McGaughy. Mr. McClellan serves as the Chair of the Audit Committee. Our Board has adopted a written Audit Committee charter that is publicly available in the corporate governance section of our website at www.apolloendo.com.
Our Board reviews the definition of independence for Audit Committee members on an annual basis and has determined that Messrs. McClellan, Barr, and McGaughy satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, and other SEC and Nasdaq listing standards, as applicable, including Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards.
Our Board has also determined that Mr. McClellan qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board made a qualitative assessment of Mr. McClellan’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer.

Report of the Audit Committee of the Board of Directors
The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2019 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Mr. William D. McClellan, Jr.
Mr. John Barr
Mr. R. Kent McGaughy, Jr.
The material in this report is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee
The Compensation Committee is currently comprised of three directors: Dr. Shimer, Mr. Crawford and Dr. Robertson. Dr. Shimer serves as the Chair of the Compensation Committee. Each of Dr. Shimer, Mr. Crawford and Dr. Robertson are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). Our Board has adopted a written Compensation Committee charter that is available to stockholders in the corporate governance section of our website at www.apolloendo.com.
The Compensation Committee of the Board acts on behalf of the Board to review, recommend for adoption and oversee our compensation strategy, policies, plans and programs, including:
•establishment of corporate and individual performance objectives relevant to the compensation of our executive officers, directors and other senior management and evaluation of performance in light of these stated objectives;
•review and recommend to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of our Chief Executive Officer and the other executive officers and directors; and
•administration of our equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plans and programs.
Each year, our Compensation Committee reviews with management our executive compensation tables and accompanying narrative disclosure and considers whether to recommend that it be included in proxy statements and other filings.

Compensation Committee Processes and Procedures
Our Compensation Committee met five times in 2019. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the Vice President of Human Resources. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
In 2019, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, Apollo’s Compensation Committee engaged Compensia, Inc. as compensation consultants. Compensia was selected because it is a well-known and respected national compensation consulting firm that commonly provides information, recommendations and other executive compensation advice to compensation committees and management. Compensia developed recommendations that were presented to the Compensation Committee and ultimately, the Board for consideration. In 2019, the Compensation Committee requested that Compensia:
•evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and
•assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of our Board (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting candidates for election to our Board, making recommendations to our Board regarding the membership of the committees of the Board, assessing the performance of management and our Board.
The Nominating and Corporate Governance Committee is comprised of three directors: Messrs. Barr, Anderson, and Pacitti. Mr. Anderson serves as Chair of the Nominating and Corporate Governance Committee. All members of our Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Our Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders in the corporate governance section of our website at www.apolloendo.com.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. Our Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, our Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, our Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given our current needs and the needs of our Board, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, our Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, our Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.
At this time, the Nominating and Corporate Governance Committee does not have a policy with regard to director candidates recommended by stockholders. Our Nominating and Corporate Governance Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board.
Stockholder Communications with the Board of Directors
The Board desires that the views of our stockholders be heard by the Board, its committees or individual directors, as applicable, and that appropriate responses be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with the Board, any committee of the Board, the independent directors as a group or any individual director may send communications directly to us at Apollo Endosurgery, Inc. 1120 S. Capital of Texas Highway, Building 1, Suite 300, Austin, Texas 78746, Attention: Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.
Code of Ethics
In February 2017, we adopted the Amended and Restated Code of Business Conduct and Ethics that applies to all officers, directors, employees and agents. The Amended and Restated Code of Business Conduct and Ethics is available in the corporate governance section of our website at www.apolloendo.com. If we make any substantive amendments to the Amended and Restated Code of Business Conduct and Ethics or grant any waiver from a provision of the Amended and Restated Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Our Executive Officers
The following table sets forth information about our executive officers as of April 24, 2020.

Name	Age	Position(s)
Todd Newton	57	Chief Executive Officer and Director
Stefanie Cavanaugh	55	Chief Financial Officer and Secretary
Christopher Gostout, M.D.	69	Chief Medical Officer
Bret Schwartzhoff	48	Vice President, North America Sales and Global Marketing
John Molesphini	62	Executive Vice President, Operations
Todd Newton. Mr. Newton's biography is included under the section titled ""—Our Board of Directors".
Stefanie Cavanaugh. Since March 2015, Ms. Cavanaugh has served as Chief Financial Officer of Apollo. From 2014 to 2015, Ms. Cavanaugh provided advisory services to several healthcare companies. From 2010 to 2014, Ms. Cavanaugh served as Senior Vice President of Finance at Harden Healthcare, LLC, a provider of healthcare services for the long-term care industry, until its sale to Gentiva Health Services, Inc. Ms. Cavanaugh holds a B.B.A. in Accounting and Finance from the University of Texas at Austin and is a Certified Public Accountant.

Dr. Christopher J. Gostout, M.D. Since January 2017, Dr. Gostout has served as the Chief Medical Officer of Apollo. Between August 2013 and December 31, 2016, Dr. Gostout served as a consultant to Apollo. From 1983 to 2016, Dr. Gostout served in the Mayo Clinic in the Division of Gastroenterology and Hepatology. From 2005 to December 2016, he maintained a joint appointment in the Department of Surgery. In July 2000, he became a Professor of Medicine in the Mayo Clinic College of Medicine and the Director of the Developmental Endoscopy and Research Unit in 1998. Dr. Gostout holds a B.S. in Biology from Villanova University and a M.D. from the State University of New York Downstate Medical Center.
Bret Schwartzhoff. Since December 2017, Mr. Schwartzhoff has served as Vice President, North America Sales and Global Marketing of Apollo, previously holding positions of Vice President of U.S. Sales and Global Marketing from December 2016 to December 2017, and from December 2014 to December 2015, he served as Apollo's Vice President U.S. Sales. From 2011 to 2014, Mr. Schwartzhoff served as Vice President of Marketing, Sports Medicine at ArthroCare Corporation and Smith & Nephew plc, which acquired ArthroCare, both medical device companies. Mr. Schwartzhoff holds a B.S. in Business from Mankato State University and an M.B.A. from Wake Forest University.
John Molesphini. Since April 2018, Mr. Molesphini has served as Executive Vice President, Operations of Apollo. From January 2011 to April 2018, Mr. Molesphini served as Vice President, Manufacturing Engineering for ArthroCare Corporation, a medical devices company. Mr. Molesphini holds a B.S. in Management Engineering from Rensselaer Polytechnic Institute and an M.B.A. from the University of Michigan.
ITEM 11.  EXECUTIVE COMPENSATION
Apollo Executive Compensation
Our Compensation Committee evaluates the compensation of executive officers and makes recommendations regarding executive compensation to our Board for final approval. This evaluation may also be conducted by the full Board.
The major elements of our compensation program include:
•base salary;
•annual cash bonus incentive opportunities (target bonus) tied mostly to our performance;
•long-term equity based incentive awards, which includes time-vesting or performance-vesting options or restricted stock units;
•retirement benefits through a qualified defined contribution scheme (such as a 401(k) plan in the U.S.); and
•other benefit programs generally available to all U.S. and non-U.S. employees which are customary and appropriate for the country in which the employee is operating.
The Board and our Compensation Committee believes that these elements when combined are effective in achieving the overall objectives of our compensation program.
We provide base salary based on the executive officers' individual responsibilities and performance. Each named executive officer is generally eligible for annual cash bonuses. The majority of this annual cash bonus is based on our achievement of corporate financial and operational goals for the year. In addition, a lesser percentage of the annual cash bonus is based on individual responsibilities and performance. Long-term incentives in either the form of time-vesting stock options or performance-vesting stock options, or restricted stock units serve to attract and retain key executives and align the longer-term interest of our executive officers and stockholders. Long-term incentives are discretionary.
We structure our annual cash bonus program to reward our executive officers and employees based primarily on company performance (the corporate component) and, to a lesser degree, an assessment of the individual employee's contribution or performance (the individual component). Our key financial or operational targets form the corporate component, which is reviewed and set annually. The individual component of the total cash bonus is based on an assessment of each individual's personal performance as evaluated by such individual's manager or, in the case of the Chief Executive Officer, by our Board. Annual cash incentives (both the corporate component and individual component) are paid at the discretion of our Board. The COVID-19 pandemic will impact 2020 financial results and therefore could affect incentive compensation outcomes.
In response to the COVID-19 pandemic, we have implemented several cost reduction measures to address continued business disruptions. In March 2020, we developed a salary and 2019 bonus reduction program, including for our named executive officers. In April 2020, the Compensation Committee of our Board approved a comprehensive plan to continue to preserve our liquidity, including capping the base salaries of all employees to an annual base salary of $100,000, including our named executive officers. These plans are intended to offset the negative impacts of the ongoing COVID-19 pandemic on our cash flow and results of operations.

Summary Compensation Table
The following table shows, for the years ended December 31, 2019 and 2018, compensation awarded to, or paid to, or earned by, our current Chief Executive Officer and our two other most highly compensated executive officers at December 31, 2019, or collectively, the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Option Awards ($) (2)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
Todd Newton Chief Executive Officer	2019	424,360	—		102,140	109,063	11,533	(5)	647,096
	2018	409,500	123,600		333,529	189,175	12,997	(6)	1,068,801
Stefanie Cavanaugh Chief Financial Officer	2019	296,677	13,083	(3)	64,997	69,402	19,256	(5)	463,415
	2018	288,036	50,406		125,438	38,546	18,291	(6)	520,717
Bret Schwartzhoff Vice President, North America Sales and Global Marketing	2019	298,700	15,054	(4)	64,997	69,402	28,403	(5)	476,556
	2018	290,000	25,375		—	—	27,624	(6)	342,999
(1)For performance year 2018, the Board of Directors approved, at its discretion under our 2018 performance bonus plan, a cash bonus payment for fiscal year 2018 based on its assessment of our corporate performance. In March 2020, management developed a salary reduction program to mitigate the anticipated reduction in business activity resulting from the global outbreak of COVID-19 which included the reduction in 2019 performance year bonus payments to employees, including our named executive officers. The Board of Directors, exercising its discretion under our 2019 performance bonus plan, approved the salary reduction program’s recommended reduced 2019 bonus payments.
(2)The amounts reflect the grant date fair value for option and stock awards granted during 2019 and 2018 in accordance with FASB Topic ASC 718. The assumptions used in the calculation of values of the awards are set forth under Note 12 to our consolidated financial statements titled “Stock Option Plans”, Subsection (b) “Stock Option Activity” in our Annual Report on Form 10-K for the year ended December 31, 2019. Compensation for stock options will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award.
(3)Ms. Cavanaugh was eligible to receive a target bonus of up to 35% of her base salary in 2019 based upon the achievement of performance milestones. For performance year 2019, Ms. Cavanaugh was eligible to receive 90% of her target bonus based on her individual performance, which was reduced by the Board of Directors at its discretion to $13,083 in response to the COVID-19 pandemic as described above.
(4)Mr. Schwartzhoff was eligible to receive a target bonus of up to 40% of his base salary in 2019 based upon the achievement of performance milestones. For performance year 2019, Mr. Schwartzhoff was eligible to receive 90% of his target bonus based on his individual performance, which was reduced by the Board of Directors at its discretion to $15,054 in response to the COVID-19 pandemic as described above.
(5)Amounts for 2019 include (i) life insurance coverage premiums of $212, $209, and $210 made on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; (ii) health insurance premiums of $9,283, $5,534 and $15,735 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; (iii) disability benefits premiums of $614 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff; (iv) matching contributions to our 401(K) retirement of $11,200 paid on behalf of both Ms. Cavanaugh and Mr. Schwartzhoff; (v) accidental death and dismemberment premiums of $90, $88, and $89 paid on behalf for Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; and (vi) mobile charges of $1,334, $1,611 and $555 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively.
(6)Amounts for 2018 include (i) life insurance coverage premiums of $212, $198, and $205 made on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; (ii) health insurance premiums of $9,247, $5,516 and $15,677 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; (iii) disability benefits premiums of $614 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff; (iv) matching contributions to our 401(K) retirement of $10,600 paid on behalf of both Ms. Cavanaugh and Mr. Schwartzhoff; (v) accidental death and dismemberment premiums of $90, $75 and $87 paid on behalf for Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively; and (vi) mobile charges of $2,934, $1,288 and $441 paid on behalf of Mr. Newton, Ms. Cavanaugh, and Mr. Schwartzhoff, respectively.

Employment Agreements
Todd Newton
In 2014, Apollo entered into an employment agreement with Mr. Newton which was amended in May 2016 and May 2018. The agreement is for an unspecified term and entitles Mr. Newton to an initial annual base salary of $400,000, which has been increased by the Board of Directors from time to time to $424,360. In April 2020, to mitigate the anticipated reduction in business activity as a result of the COVID-19 pandemic, the Board of Directors approved management's proposed salary reduction program which reduced Mr. Newton's annual base salary to $100,000 beginning in April 2020. The agreement also provides that he will be eligible to receive a target bonus equal to a percentage of his base salary upon the achievement of annual performance milestones. Pursuant to the 2020 Bonus Plan, this target bonus percentage is 60% of his base salary. Pursuant to the terms of the agreement, Mr. Newton is subject to certain confidentiality obligations and is obligated to sign and comply with an agreement relating to proprietary information and inventions. Pursuant to the terms of his employment agreement, upon termination of his employment without cause or his resignation for good reason (each as defined in the agreement), Mr. Newton receives 12 months of base salary, any earned but unpaid bonus with respect to the prior year, and an extension of the period during which he is permitted to exercise his vested options until the earlier of the first anniversary of his termination of employment or the effective date of a change in control. If the termination occurs within three months prior to or 12 months after a change in control, Mr. Newton receives 24 months of base salary and any earned but unpaid bonus with respect to the prior year and 100% of his options will immediately vest and become exercisable. Upon the occurrence of a change in control without an associated termination of employment, 50% of Mr. Newton's options will vest in full.
Stefanie Cavanaugh
In 2015, Apollo entered into an employment agreement with Ms. Cavanaugh, which was amended in May 2018. The agreement is for an unspecified term and entitles Ms. Cavanaugh to an initial annual base salary of $235,000, which was increased by the Board of Directors in February 2020 to $304,094. In April 2020, to mitigate the anticipated reduction in business activity as a result of the COVID-19 pandemic, the Board of Directors approved management's proposed salary reduction program which reduced Ms. Cavanaugh's annual base salary to $100,000 beginning in April 2020. The agreement also provides that she will be eligible to receive a target bonus equal to a percentage of her base salary upon the achievement of annual performance milestones. Pursuant to the 2020 Bonus Plan, this target bonus percentage is 40% of her base salary. Pursuant to the terms of the agreement, Ms. Cavanaugh is subject to certain confidentiality obligations and is obligated to sign and comply with an agreement relating to proprietary information and inventions. Pursuant to the terms of her employment agreement, upon termination of her employment without cause or her resignation for good reason (each as defined in the agreement), Ms. Cavanaugh receives 12 months of base salary, any earned but unpaid bonus with respect to the prior year, and an extension of the period during which she is permitted to exercise her vested options until the earlier of the first anniversary of her termination of employment or the effective date of a change in control. If the termination occurs within three months prior to or 12 months after a change in control, Ms. Cavanaugh receives 12 months of base salary and any earned but unpaid bonus with respect to the prior year and 100% of her options will immediately vest and become exercisable. Upon the occurrence of a change in control without an associated termination of employment, 50% of Ms. Cavanaugh’s options will vest in full.
Bret Schwartzhoff
In 2014, Apollo entered into an employment agreement with Mr. Schwartzhoff. The agreement is for an unspecified term and entitled Mr. Schwartzhoff to an initial annual base salary of $255,000, which was increased by the Board of Directors in February 2020 to $306,167. In April 2020, to mitigate the anticipated reduction in business activity as a result of the COVID-19 pandemic, the Board of Directors approved management's proposed salary reduction program which reduced Mr. Schwartzhoff's annual base salary to $100,000 beginning in April 2020. The agreement also provided that he would be eligible to receive a target bonus equal to a percentage of his base salary upon the achievement of annual performance milestones. Pursuant to the 2020 Bonus Plan, this target bonus percentage is 45% of his base salary. Upon the occurrence of a change in control, 50% of Mr. Schwartzhoff’s options will vest in full. Upon the occurrence of a change of control with an associated termination of employment, Mr. Schwartzhoff receives 12 months of base salary.

Outstanding Equity Awards at December 31, 2019
The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2019:

		Option Awards					Stock Awards
		Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unexercised Options (#)			Number of Shares or Units of Stock that Have not Vested	Market Value of Shares or Units of Stock that Have not Vested
	Grant Date
Name				Exercisable	Unexercisable
Todd Newton	7/8/2014	3.36	7/8/2024	261,587	—	(1)	—	$—
	2/28/2018	6.58	2/28/2028	39,532	46,718	(2)	21,562	$61,452	(6)
	5/7/2019	3.49	5/7/2029	—	48,673	(3)	31,250	$89,063	(7)
Stefanie Cavanaugh	5/19/2015	3.36	5/19/2025	37,384	—	(1)	—	$—
	5/25/2017	N/A	N/A	—	—		878	$2,502	(8)
	2/28/2018	6.58	2/28/2028	14,868	17,570	(2)	4,393	$12,520	(6)
	5/7/2019	3.49	5/7/2029	—	30,973	(3)	19,886	$56,675	(7)
Bret Schwartzhoff	2/25/2015	3.36	2/25/2025	23,005	—	(1)	—	$—
	5/25/2017	6.50	5/25/2027	10,007	5,488	(4)	3,065	$8,735	(8)
	12/7/2017	4.37	12/7/2027	19,991	19,990	(5)	6,663	$18,990	(9)
	5/7/2019	3.49	5/7/2029	—	30,973	(3)	19,886	$56,675	(7)
(1)The shares subject to this option are fully vested.
(2)Such options vested 25% on February 28, 2019, with the remainder vesting monthly through February 2022.
(3)Such options vested 25% on May 7, 2020, with the remainder vesting monthly through May 2023.
(4)Such options vested 25% on May 25, 2018, with the remainder vesting monthly through May 2021.
(5)Such options vested 25% on December 7, 2018, with the remainder vesting monthly through December 2021.
(6)Such awards vest 25% annually through February 2022.
(7)Such awards vest 25% annually through May 2023.
(8)Such awards vest 25% annually through May 2021.
(9)Such awards vest 25% annually through December 2021.
Employment Benefits Plans
2006 Stock Option Plan and 2016 Equity Incentive Plan
In 2006 and 2016, we adopted the Private Apollo 2006 Stock Plan (the "2006 Plan") and 2016 Equity Incentive Plan (the "2016 Plan"), respectively. At our 2017 annual meeting, the 2017 Equity Incentive Plan (the "2017 Plan") was approved by our stockholders and replaced our 2016 Plan, which was the successor to the Private Apollo 2006 Stock Plan (collectively with the 2016 Equity Incentive Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
As of March 31, 2020, we had 452,420 options outstanding under the 2006 Plan, and 325,137 options and awards outstanding under the 2016 Plan.
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the "2017 Plan") covers our employees, consultants, and nonemployee directors and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards, and other stock awards to purchase shares of our common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2017 Plan is ten years from the date of grant. Options generally vest over a period of time, typically not more than five years. The plan reserve will be automatically increased by 4% of the total number of shares outstanding at the prior year end for a period of ten years. Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
As of March 31, 2020, we had 1,351,653 options and awards outstanding under the 2017 Plan and 3,356,508 shares of common stock reserved for issuance under the 2017 Plan.

Equity Compensation Plan Information
The following tables provides certain information with respect to all our equity compensation plans in effect as of December 31, 2019.

Name and Principal Position	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,379,582	(1)	$3.97	(2)	1,150,189	(3)
Equity compensation plans not approved by stockholders	791,307	(4)	$5.28	(2)	—
(1)Represents shares of common stock subject to outstanding options and restricted stock units under the 2017 Plan.
(2)Represents the weighted-average exercise price of outstanding stock options and restricted stock units.
(3)Represents shares of common stock remaining available for future issuance under the 2017 Plan. No shares remain available for future issuance under the 2006 Plan or the 2016 Plan. The shares of common stock available for future issuance under the 2017 Plan will automatically increase on January 1st each year by 4 percent of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year unless the Board acts prior to January 1st to provide for a lesser number.
(4)This row includes each of the Prior Plans we assumed in connection with our business combination with Lpath, Inc. in December 2016. Of these shares, as of December 31, 2019, (i) 453,602 options were issued and outstanding with a weighted-average exercise price of $3.14 per shares under the 2006 Plan and (ii) 337,705 options and restricted stock were issued and outstanding with a weighted-average option exercise price of $8.16 per share under the 2016 Plan.
2019 Bonus Plan
In February 2019, the Board approved the 2019 Bonus Plan in which the Chief Executive Officer, as well as the Chief Financial Officer and other named executive officers participate. Pursuant to the terms of the 2019 Bonus Plan, each eligible employee’s target bonus will be comprised of an amount determined based upon the achievement by the Company of financial performance targets as approved by the Board, and other than our Chief Executive Officer, an additional amount determined based upon achievement of certain individual performance objectives.
2020 Bonus Plan
In February 2020, the Board approved the 2020 Bonus Plan in which the Chief Executive Officer, as well as the Chief Financial Officer and other named executive officers participate. Pursuant to the terms of the 2020 Bonus Plan, each eligible employee’s target bonus will be comprised of an amount determined based upon the achievement by the Company of financial performance targets as approved by the Board, and other than our Chief Executive Officer, an additional amount determined based upon achievement of certain individual performance objectives.
Apollo 401(k) Plan
We have a defined contribution retirement plan in which all employees are eligible to participate. This plan is intended to qualify under Section 401(k) of the Code so that contributions by employees and by us to the plan and income earned on plan contributions are not taxable to our employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by us when made. We currently provide matching contributions under this plan of 100% on the first 3% contributed by each employee and 50% on the next 2% contributed by each employee.
We also contribute to medical, disability and other standard insurance plans for our employees.

Director Compensation
Apollo Director Compensation
We have adopted a non-employee director compensation policy, pursuant to which certain of our non-employee directors, Mr. Barr, Mr. McClellan, Dr. Shimer, and Mr. Pacitti, will be eligible to receive compensation for service on our Board of Directors and committees of our Board of Directors as follows:
•a $35,000 annual retainer for service as a member of our Board;
•a supplemental annual retainer for the Chair of the Board and for the Chairs of each Board committee in the following amounts: $20,000 for the Chair of the Board; $15,000 for Chair of our Audit Committee; $10,000 for Chair of our Compensation Committee; and $5,000 for Chair of our Nominating and Corporate Governance Committee; and
•a supplemental annual retainer for each member of the following committees other than the Chairs, in the following amounts: $7,000 for members of our Audit Committee; $5,000 for members of our Compensation Committee and $3,000 for members of the Nominating & Corporate Governance Committee.
•an initial grant of either restricted stock units or options to purchase a number of shares of common stock having an aggregate value of $55,000 to each non-employee director upon election to our Board and, unless otherwise determined by the Board, the shares will vest on the one-year anniversary of the grant date; and
•an annual grant of either restricted stock units or options to purchase a number of shares of common stock having an aggregate value of $55,000 to each current non-employee director subject to this policy and, unless otherwise determined by the Board, the shares will vest on the one-year anniversary of the grant date.
Director Compensation Table
The following table sets forth compensation earned and paid to each Apollo non-employee director for service as a director during 2019. In March 2020, to mitigate the anticipated reduction in business activity as a result of the COVID-19 pandemic, the Board of Directors elected to reduce retainer fees for non-employee directors by 50% beginning in April 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)(5)	All other compensation ($)	Total ($)
Rick Anderson	—	—	—	—	—
John Barr (1)	45,417	17,655	31,599	—	94,671
Matthew S. Crawford	—	—	—	—	—
William D. McClellan, Jr. (2)	50,000	17,655	31,599	—	99,254
R. Kent McGaughy, Jr	—	—	—	—	—
David C. Pacitti (3)	38,000	17,655	31,599	—	87,254
Bruce Robertson, Ph.D.	—	—	—	—	—
Julie Shimer, Ph.D. (4)	45,000	17,655	31,599	—	94,254
(1)Pursuant to our non-employee director compensation policy, Mr. Barr receives a $35,000 annual retainer for services as a member of our Board, $20,000 supplemental retainer as Chairman of the Board, $3,000 for being a member of our Nominating and Corporate Governance Committee, and $7,000 for being a member of the of our Audit Committee. Mr. Barr's 2019 cash compensation consists of prorated fees in consideration of his partial time spent in 2019 in each of his positions. As of December 31, 2019, Mr. Barr had 16,536 options outstanding, none of which were exercisable, and 5,399 restricted stock units outstanding.
(2)Pursuant to our non-employee director compensation policy, Mr. McClellan receives a $35,000 annual retainer for services as a member of our Board and $15,000 supplemental retainer as Chairman of our Audit Committee. As of December 31, 2019, Mr. McClellan had 32,665 options outstanding, of which 16,129 were exercisable, and 5,399 restricted stock units outstanding.
(3)Pursuant to our non-employee director compensation policy, Mr. Pacitti receives a $35,000 annual retainer for services as a member of our Board and $3,000 for being a member of the Nominating and Corporate Governance Committee. As of December 31, 2019, Mr. Pacitti had 31,690 options outstanding, of which 15,154 were exercisable, and 5,399 restricted stock units outstanding.

(4)Pursuant to our non-employee director compensation policy, Dr. Shimer receives a $35,000 annual retainer for services as a member of our Board and $10,000 for serving as chairperson of our Compensation Committee. As of December 31, 2019, Dr. Shimer had 24,538 options outstanding, of which 8,002 were exercisable, and 5,399 restricted stock units outstanding.
(5)Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock award or stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2020 by:
•each director and nominee for director;
•each of our named executive officers;
•each stockholder known by us to be beneficial owners of more than 5% of outstanding common stock; and
•all of our current directors and executive officers as a group.
The table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 21,128,101 shares outstanding on March 31, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each beneficial owner is c/o Apollo Endosurgery, Inc., 1120 S. Capital of Texas Highway, Building 1, Suite 300, Austin, Texas 78746.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percentage of Total
5% Stockholders
PTV Healthcare Capital (1)	4,152,463	19.7%
Entities affiliated with CPMG, Inc. (2)	3,464,128	16.4
Stonepine Capital L.P. (3)	2,110,697	9.9
Entities affiliated with Nantahala Capital Management, LLC (4)	2,110,697	9.9
Entities and persons affiliated with Neil Gagnon (5)	2,110,697	9.9
Laurence Lytton (6)	2,110,697	9.9
H.I.G. Ventures - Endosurgery, LLC (7)	1,451,185	6.9
Directors and Executive Officers
Todd Newton (8)	739,290	3.5
Rick Anderson (9)	49,677	*
John Barr	—	*
William D. McClellan, Jr. (10)	23,610	*
Matthew S. Crawford (1)(11)	4,569,678	21.6
R. Kent McGaughy, Jr. (2)	3,464,128	16.4
David C. Pacitti (12)	18,491	*
Bruce Robertson, Ph.D. (7)	1,451,185	6.9
Julie Shimer, Ph.D. (13)	10,359	*
Stefanie Cavanaugh (14)	92,448	*
Bret Schwartzhoff (15)	92,261	*
All current executive officers and directors as a group (13 persons) (16)	10,699,085	50.6%
* Represents less than 1% of outstanding shares of our common stock.
(1)Includes (i) 1,347,565 shares of common stock held by PTV IV, L.P.; (ii) 605,712 shares of common stock held by PTV Special Opportunities I, L.P.; and (iii) 2,199,186 shares of common stock held by PTV Sciences II, L.P. PTV Healthcare Capital has sole voting and investment control over the shares owned by PTV IV, L.P., PTV Special Opportunities I, L.P. and PTV Sciences II, L.P. The Managing Directors of PTV Healthcare Capital have shared voting and investment control over the shares owned by PTV IV, L.P., PTV Special Opportunities I, L.P., and PTV Sciences II, L.P. Mr. Crawford is Managing Partner of PTV Healthcare Capital and may be deemed to share voting and investment power with respect to the shares reported herein. The address of PTV Healthcare Capital is 3600 N. Capital of Texas Hwy, Suite B180, Austin, TX 78746.

(2)As reported on a Schedule 13D/A filed by CPMG, Inc. on August 14, 2019, amount includes (i) 297,120 shares of common stock held by Curlew Fund, LP and 142,308 shares of common stock that the Curlew Fund, LP has the right to acquire upon the conversion of 6.0% Convertible Debentures due 2024 (the "Convertible Debentures"); (ii) 45,594 shares of common stock held by Crested Crane Fund, LP; (iii) 507,208 shares of common stock held by Roadrunner Fund, LP and 1,423,077 shares of common stock that Roadrunner Fund, LP has the right to acquire upon the conversion of Convertible Debentures; (iv) 400,675 shares of common stock held by Mallard Fund, LP; (v) 63,671 shares of common stock held by Kestrel Fund, LP.; and (vi) 15,244 shares of common stock held by Killdeer Fund, LP and 569,231 shares of common stock that Killdeer Fund LP has the right to acquire upon the conversion of Convertible Debentures (collectively, the "CPMG Entities"). CPMG, Inc. is the general partner of each CPMG Entity and has voting and investment control over the shares beneficially owned by the CPMG Entities. R. Kent McGaughy, Jr., a member of our Board of Directors, and James W. Traweek, Jr. are the sole shareholders and managing directors of CPMG, Inc. and may be deemed to share voting and investment power with respect to the securities beneficially owned by the CPMG Entities. Each of Mr. McGaughy and Mr. Traweek disclaims beneficial ownership of the securities beneficially owned by the CPMG Entities except to the extent of any pecuniary interest therein. The address of the CPMG Entities is c/o CPMG, Inc., 2000 McKinney, Suite 2125, Dallas, Texas 75201.
(3)As reported on a Schedule 13G/A filed by Stonepine Capital Management, LLC on February 13 2020, amount includes 1,674,198 shares of common stock held by Stonepine Capital, L.P. and 436,499 shares that Stonepine Capital, L.P. has the right to acquire upon the conversion of Convertible Debentures. The Convertible Debentures and the pre-funded warrant held by Stonepine Capital, L.P. to acquire up to 1,000,000 shares of common stock may not be converted or exercised, as applicable, to the extent that Stonepine Capital, L.P. and its affiliated entities would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to such conversion or exercise. As a result, the figures presented above do not include an additional 417,348 shares that Stonepine Capital, L.P. has the right to acquire upon the conversion of Convertible Debentures and any shares issuable pursuant to the pre-funded warrant. Stonepine Capital Management LLC is the general partner and investment advisor of investment funds, including Stonepine Capital, L.P., and controls its investment and voting decisions. Jon M. Plexico and Timothy P. Lynch share voting and dispositive power over the securities beneficially owned by Stonepine Capital, L.P. Each of Mr. Plexico and Mr. Lynch disclaims beneficial ownership of the shares beneficially owned by Stonepine Capital, L.P. except to the extent of any pecuniary interest therein. The address of Stonepine Capital, L.P. is c/o Stonepine Capital Management, LLC, 919 NW Bond Street, Suite 204, Bend, Oregon 97703.
(4)As reported on a Schedule 13G/A filed by Nantahala Capital Management, LLC on February 14, 2020, amounts include 1,848,672 shares of common stock held by funds and separately managed accounts affiliated with Nantahala Capital Management, LLC, including 262,025 shares that such entities have the right to acquire upon the conversion of Convertible Debentures. The Convertible Debentures may not be converted to the extent that Nantahala Capital Management, LLC and its affiliated funds and separately managed accounts would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to the conversion. As a result, the figures presented above do not include 1,161,054 shares that the affiliated entities have the right to acquire upon the conversion of the Convertible Debentures. Nantahala Capital Management, LLC is a registered investment adviser and has been delegated the legal power to vote and/or direct the disposition of such shares as a general partner or investment manager and would be considered the beneficial owner of such shares. The above shall not be deemed to be an admission by the record owners that they are themselves beneficial owners of these securities for purposes of Section 13(d) of the Exchange Act or any other purpose. Wilmot Harkey and Daniel Mack are managing members of Nantahala Capital Management, LLC and may be deemed to have voting and dispositive power over the reported shares. The address of Nantahala Capital Management, LLC and the affiliated funds and separately managed accounts is c/o Nantahala Capital Management, LLC, 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.

(5)As reported on a Schedule 13G/A filed by Neil Gagnon on February 13, 2020, Mr. Gagnon has sole voting and dispositive power over 162,493 shares of common stock, sole voting and dispositive power over 95,629 shares that Mr. Gagnon has the right to acquire upon the conversion of Convertible Debentures, shared voting power over 1,671,373 shares of common stock, shared dispositive power over 1,709,131 shares of common stock, and shared dispositive power over the right to acquire 143,444 shares upon the conversion of Convertible Debentures. The Convertible Debentures may not be converted to the extent that Mr. Gagnon and affiliated persons or entities would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to the conversion. As a result, the figures presented above do not include 187,853 shares that Mr. Gagnon and affiliated persons and entities have the right to acquire upon the conversion of the Convertible Debentures. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC, an investment manager for several customer accounts, foundations, partnerships and trusts (the “Accounts”). Mr. Gagnon and Gagnon Securities LLC may be deemed to share voting power with respect to 1,064,634 shares of common stock held in the Accounts and dispositive power with respect to 1,093,576 shares of common stock. Mr. Gagnon and Gagnon Securities LLC each expressly disclaims beneficial ownership of all securities held in the Accounts. Mr. Gagnon is also the chief executive officer of Gagnon Advisors, LLC, an investment manager to Gagnon Investment Associates, LLC (“GIA”), which may be deemed to share voting and dispositive power with respect to the 519,846 shares of common stock held by GIA. Mr. Gagnon and Gagnon Securities LLC each expressly disclaims beneficial ownership of all securities held by GIA. The address of Mr. Gagnon, Gagnon Investment Associates, LLC and the Accounts is c/o Gagnon Securities, LLC, 1370 Avenue of the Americas, 24th Floor, New York, New York 10019.
(6)As reported on a Schedule 13G/A filed by Mr. Lytton on February 14, 2020, Mr. Lytton has sole voting and dispositive power over 2,110,697 shares of common stock, which includes 583,227 shares that Mr. Lytton has the right to acquire upon the conversion of Convertible Debentures, and shared voting and dispositive power over 23,100 shares of common stock. The Convertible Debentures may not be converted to the extent that Mr. Lytton would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to the conversion. As a result, the figures presented above do not include 555,235 shares that Mr. Lytton has the right to acquire upon conversion of the Convertible Debentures. The address of Mr. Lytton is 467 Central Park West, New York, New York 10025.
(7)H.I.G. Capital, LLC has sole voting and investment control over the shares owned by H.I.G. Ventures-Endosurgery, LLC. Bruce Robertson, Ph.D. is a managing director of H.I.G. Capital, LLC and may be deemed to share voting and investment power with respect to the shares owned by H.I.G. Ventures - Endosurgery, LLC. The address of H.I.G. Ventures - Endosurgery, LLC is 1450 Brickell Avenue, 31st Floor, Miami, FL 33131.
(8)Consists of (i) 286,128 shares held directly; (ii) 322,272 shares issuable to Mr. Newton pursuant to stock options exercisable within 60 days of March 31, 2020; (iii) 7,813 shares issuable upon the vesting and settlement of restricted stock units held by Mr. Newton within 60 days of March 31, 2020; and (iv) 123,077 shares that Mr. Newton has the right to acquire upon the conversion of Convertible Debentures.
(9)Consists of 49,677 shares held directly by Mr. Anderson.
(10)Consists of 7,481 shares held by the William D. McClellan & Jan McClellan CO-TTE McClellan Living Trust U/A and 16,129 shares issuable to Mr. McClellan pursuant to stock options exercisable within 60 days of March 31, 2020.
(11)Includes 417,215 shares held directly by Mr. Crawford.
(12)Consists of (i) 3,337 shares held directly and (ii) 15,154 shares issuable to Mr. Pacitti pursuant to stock options exercisable within 60 days of March 31, 2020.
(13)Consists of (i) 2,357 shares held directly by Dr. Shimer and (ii) 8,002 shares issuable to Dr. Shimer pursuant to stock options exercisable within 60 days of March 31, 2020.
(14)Consists of (i) 15,969 shares held directly; (ii) 63,375 shares issuable to Ms. Cavanaugh pursuant to stock options exercisable within 60 days of March 31, 2020; (iii) 5,411 shares issuable upon the vesting and settlement of restricted stock units held by Ms. Cavanaugh within 60 days of March 31, 2020; and (iv) 7,693 shares that Ms. Cavanaugh has the right to acquire upon the conversion of Convertible Debentures.
(15)Consists of (i) 19,230 shares held directly; (ii) 66,526 shares issuable to Mr. Schwartzhoff pursuant to stock options exercisable within 60 days of March 31, 2020; and (iii) 6,505 shares issuable upon the vesting and settlement of restricted stock units held by Mr. Schwartzhoff within 60 days of March 31, 2020.

(16)Includes current directors and executive officers and nominees to our Board. For purposes of determining the number of shares beneficially owned by directors, executive officers, and nominees as a group, any shares beneficially owned by more than one director or executive officer are counted only once.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Described below are all transactions occurring since January 1, 2018 and all currently proposed transactions to which either we were a party and in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common stock, or any member of such person's immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.
Convertible Debenture Financing
In August 2019, we issued and sold $20.0 million aggregate principal amount of our 6.0% Convertible Debentures due 2024 for aggregate net proceeds of approximately $18.4 million after deducting placement agent and escrow agent fees and expenses. The following table summarizes the principal amounts of Convertible Debentures issued to holders of more than five percent of our capital stock and certain of our executive officers. Under the terms of the Convertible Debentures, subject to certain exceptions, interest on the outstanding principal amount is payable semi-annually on January 1 and July 1 in additional shares of common stock using a conversion rate based on the trailing 10-trading day volume-weighted average trading price of our common stock as reported by The Nasdaq Global Market as of the trading day prior to each interest payment date.

Name of Holder	Aggregate Principal Amount of Debentures Purchased
Entities affiliated with CPMG, Inc. (1)	$6,937,500
Stonepine Capital, L.P.	2,775,000
Entities affiliated with Nantahala Capital Management, LLC	4,625,000
Entities and persons affiliated with Neil Gagnon	1,387,500
Laurence Lytton	3,700,000
Todd Newton	400,000
Stefanie Cavanaugh	25,000
(1) R. Kent McGaughy, Jr., a managing director of CPMG, Inc., is a member of our Board.
Pre-funded Warrant Issuance
In August 2019, we issued a pre-funded warrant to purchase up to 1,000,000 shares of common stock, at an exercise price of $0.001 per share, to Stonepine Capital, L.P. in exchange for the concurrent retirement of 1,000,000 outstanding shares of common stock held by Stonepine Capital, L.P. We did not pay any cash consideration to Stonepine Capital, L.P. in this transaction. Stonepine Capital, L.P. holds more than five percent of our capital stock.
The pre-funded warrant may be exercised at any time until the warrant is exercised in full. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. Stonepine Capital, L.P. (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would beneficially own more than 9.99% of the outstanding common stock in the aggregate immediately after exercise.
Indemnification
We provide indemnification to our directors and officers so that they will be free from undue concern about personal liability in connection with their service to us. Under our Amended and Restated Bylaws and Certificate of Incorporation, we are required to indemnify our directors and officers to the extent not prohibited under Delaware or other applicable law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Apollo, and otherwise to the fullest extent permitted under Delaware law and our Amended and Restated Bylaws and Certificate of Incorporation.

Related Person Transactions Policy and Procedures
We have adopted a written Related Person Transactions and SEC Compliance Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of our Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits of the transaction to us and whether any alternative transactions were available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.
Independence of the Board of Directors
As required under Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board has affirmatively determined that all our directors and nominees, with the exception of Todd Newton, our Chief Executive Officer, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board found that none of these directors or nominees for director had a material or other disqualifying relationship with Apollo.
Our Board considered the relationships between such directors and certain of our investors and determined that such relationships did not affect such directors' independence under Nasdaq listing standards, or, where applicable, under SEC rules.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018, by KPMG LLP, our principal accountant.

	Year Ended December 31,
	2019	2018
	(in thousands)
Audit Fees	$715	$1,312
Audit-Related Fees	—	—
Tax Fees (1)	43	16
Total Fees	$758	$1,328
(1) Tax fees consist of fees for tax consultation and compliance services.
All fees described above were pre-approved by the Audit Committee.
We furnished the foregoing disclosure to KPMG LLP.

Pre-Approval Policies and Procedures
Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
Our Audit Committee has determined that the services other than audit services rendered by KPMG LLP are compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
b.Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2++	Asset Purchase Agreement, dated December 17, 2018, by and between Apollo Endosurgery, Inc. and ReShape Lifesciences Inc.	8-K	001-35706	2.1	December 19, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Form of Warrant issued to Torreya Capital	S-4	333-214059	4.7	October 11, 2016
4.4	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015	S-4	333-214059	4.8	October 11, 2016
4.5	Third Amended and Restated Investors' Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
4.6	Form of 6.0% Convertible Debenture due 2024	8-K	001-35706	4.1	August 16, 2019
4.7 *	Description of Securities	10-K	001-35706	4.7	March 26, 2020
10.1#	2020 Bonus Plan	8-K	001-35706	10.1	March 5, 2020
10.2#	Offer Letter, dated November 19, 2014, between Apollo Endosurgery, Inc. and Bret Schwartzhoff	S-4	333-214059	10.18	October 11, 2018
10.3#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.4#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.5#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.6#	Second Amendment to Employment Agreement dated June 1, 2014 by and between the Company and Todd Newton	8-K	001-35706	10.2	May 30, 2018
10.7#	First Amendment to Employment Agreement dated March 2, 2015 by and between the Company and Stefanie Cavanaugh	8-K	001-35706	10.3	May 30, 2018
10.8#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.9#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.10	Loan and Security Agreement, dated March 15, 2019, by and among the Company, Solar Capital, Ltd, the guarantors party thereto, and the lenders.	10-K	001-35706	10.1	March 18, 2019
10.11	Second Amendment, dated August 7, 2019, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.	8-K	001-35706	10.5	August 16, 2019

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.12	Third Amendment to Loan and Security Agreement, Waiver and First Amendment to Fee Letter	10-Q	001-35706	10.1	October 30, 2019
10.13	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018
10.14	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.15	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.16#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.17#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.18#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017
10.19#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
10.20#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.1	October 11, 2016
10.21++	Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.1	August 16, 2019
10.22	Registration Rights Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.2	August 16, 2019
10.23	Subsidiary Guarantee, dated as of August 12, 2019, issued by Apollo Endosurgery International, LLC, Apollo Endosurgery Costa Rica S.R.L., Apollo Endosurgery US, Inc., Lpath Therapeutics Inc. and Apollo Endosurgery UK Ltd.	8-K	001-35706	10.3	August 16, 2019
10.24	Pre-funded Warrant, dated as of August 12, 2019, issued by Apollo Endosurgery, Inc.	8-K	001-35706	10.4	August 16, 2019
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016
23.1 *	Consent of KPMG LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.	10-K	001-35706	23.1	March 26, 2020
24.1 *	Power of Attorney (included in signature page to Annual Report on Form 10-K filed on March 26, 2020)
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	001-35706	31.1	March 26, 2020

Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	001-35706	31.2	March 26, 2020
31.3 †	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.4 †	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 **	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	10-K	001-35706	32.1	March 26, 2020
32.2 **	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	10-K	001-35706	32.2	March 26, 2020
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________
# Management contract or compensation plan or arrangement
* Filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.
** Furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020. The certifications attached as Exhibit 32.1 and 32.2 shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
† Provided herewith.
+ + Pursuant to Item 601 of Regulation S-K, the schedules to the applicable exhibit (identified therein) have been omitted from this report and will be furnished supplementally to the SEC upon request.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 29, 2020 by the undersigned thereto.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

Signature	Title	Date

/s/ Todd Newton	Chief Executive Officer and Director	April 29, 2020
Todd Newton	(Principal Executive Officer)

/s/ Stefanie Cavanaugh	Chief Financial Officer, Treasurer and Secretary	April 29, 2020
Stefanie Cavanaugh	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	April 29, 2020
Chrissy Citzler-Carr	(Principal Accounting Officer)

*	Chairman of the Board	April 29, 2020
John Barr

*	Director	April 29, 2020
Rick Anderson

*	Director	April 29, 2020
Matthew S. Crawford

*	Director	April 29, 2020
Julie Shimer

*	Director	April 29, 2020
William D. McClellan, Jr.

*	Director	April 29, 2020
R. Kent McGaughy, Jr.

*	Director	April 29, 2020
David C. Pacitti

*	Director	April 29, 2020
Bruce Robertson, Ph.D.

* By:  /s/ Todd Newton
Todd Newton
Attorney-in-fact