Form 10-Q
period 2020-03-31
Apollo Endosurgery, Inc.
filed 2020-05-04
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,206	$29,905
Accounts receivable, net of allowance for doubtful accounts of $619 and $658, respectively	7,524	9,232
Inventory, net	10,245	8,865
Prepaid expenses and other current assets	3,117	2,998
Total current assets	44,092	51,000
Restricted cash	833	1,016
Property, equipment and right-of-use assets	6,206	6,612
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $12,093 and $11,648, respectively	7,377	7,831
Other assets	2,899	2,833
Total assets	$66,697	$74,582
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$9,528	$9,902
Accrued expenses	8,613	8,438
Current portion of long-term debt	34,481	34,449
Total current liabilities	52,622	52,789
Convertible debt	18,632	18,554
Long-term liabilities	896	1,116
Total liabilities	72,150	72,459
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,128,101 and 20,951,963 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	21	21
Additional paid-in capital	251,502	250,634
Accumulated other comprehensive income	3,442	1,630
Accumulated deficit	(260,418)	(250,162)
Total stockholders' (deficit) equity	(5,453)	2,123
Total liabilities and stockholders' (deficit) equity	$66,697	$74,582

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$10,718	$13,211
Cost of sales	5,081	5,970
Gross margin	5,637	7,241
Operating expenses:
Sales and marketing	6,330	7,697
General and administrative	3,339	3,717
Research and development	2,147	3,428
Amortization of intangible assets	496	553
Settlement gain	—	(5,609)
Total operating expenses	12,312	9,786
Loss from operations	(6,675)	(2,545)
Other expenses:
Interest expense, net	1,244	959
Other expense (income), net	2,294	(751)
Net loss before income taxes	(10,213)	(2,753)
Income tax expense	43	51
Net loss	$(10,256)	$(2,804)
Other comprehensive income (loss):
Foreign currency translation	1,812	(888)
Comprehensive loss	$(8,444)	$(3,692)
Net loss per share, basic and diluted	$(0.49)	$(0.13)
Shares used in computing net loss per share, basic and diluted	21,117,126	21,907,281

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	1,573	—	3	—	—	3
Issuance of restricted stock units	21,249	—	—	—	—	—
Stock based compensation	—	—	323	—	—	323
Foreign currency translation	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	(2,804)	(2,804)
Balances at March 31, 2019	21,922,344	$22	$249,441	$1,613	$(225,534)	$25,542

Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Issuance of restricted stock units	11,341	—	—	—	—	—
Issuance of common stock for Convertible Debt interest	164,797	—	467	—	—	467
Stock based compensation	—	—	401	—	—	401
Foreign currency translation	—	—	—	1,812	—	1,812
Net loss	—	—	—	—	(10,256)	(10,256)
Balances at March 31, 2020	21,128,101	$21	$251,502	$3,442	$(260,418)	$(5,453)

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,256)	$(2,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	1,104
Amortization of deferred financing costs	154	298
Non-cash interest	356	3
Provision for doubtful accounts receivable	77	(37)
Inventory impairment	—	40
Stock based compensation	401	323
Unrealized foreign exchange on intercompany payables	2,240	(936)
Settlement gain	—	(5,609)
Changes in operating assets and liabilities:
Accounts receivable	1,430	790
Inventory	(1,522)	(502)
Prepaid expenses and other assets	(113)	(350)
Accounts payable and accrued expenses	15	1,618
Net cash used in operating activities	(6,263)	(6,062)
Cash flows from investing activities:
Purchases of property and equipment	(272)	(112)
Purchases of intangibles and other assets	(46)	(65)
Net cash used in investing activities	(318)	(177)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Proceeds from long-term debt	—	35,000
Payments of deferred financing costs	(206)	(1,129)
Payment of long-term debt	—	(21,668)
Net cash (used in) provided by financing activities	(206)	12,206
Effect of exchange rate changes on cash	(95)	18
Net change in cash, cash equivalents and restricted cash	(6,882)	5,985
Cash, cash equivalents and restricted cash at beginning of year	30,921	25,007
Cash, cash equivalents and restricted cash at end of period	$24,039	$30,992

Supplemental disclosure of cash flow information:
Cash paid for interest	$814	$1,160
Cash paid for income taxes	7	—
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	36	2,789

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(In thousands, except for share data)

(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes, "Apollo" and the "Company" refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices. The Company's products are used by gastroenterologists to address a variety of closure needs in the gastrointestinal tract and used by gastroenterologists and bariatric surgeons to treat obesity.
The Company's core products include the OverStitch™ Endoscopic Suturing System ("ESS") and the Orbera® Intragastric Balloon System ("IGB"), which together comprise the Company's Endoscopy products. The Company also offers Apollo Care, a digital and remotely delivered aftercare program. All devices are regulated by the U.S. Food and Drug Administration (the "FDA") or an equivalent regulatory body outside the U.S.
The Company has offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
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
The Company has experienced operating losses since inception and expects its negative cash flows from operating activities to continue. The reduction in sales due to the COVID-19 pandemic and uncertainty over how long the COVID-19 impact on the Company's business will last, along with the existing capital resources of the Company, has raised substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements. The Company will likely require additional funding in order to meet its covenant requirements. In this regard, management’s plans include, but are not limited to, sales of the Company's common stock, preferred stock, convertible debt securities or debt financings, reduction of planned expenditures, and other sources.
There are no assurances that such additional funding will be obtained, regarding the degree or duration that the COVID-19 pandemic will negatively have on the Company's business, or that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its business plan, its liquidity, financial condition and business prospects will be materially and adversely affected.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(b) Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(c) Recent Accounting Pronouncements
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
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At March 31, 2020, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $24,039. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.
The Company had one customer representing approximately 15% of the Company's net accounts receivable balance as of December 31, 2019. There were no concentrations greater than 10% of the Company's net accounts receivable as of March 31, 2020. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three months ended March 31, 2020 and 2019.
(4) Inventory
Inventory consists of the following as of:

	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$2,594	$2,834
Work in progress	639	532
Finished goods	7,012	5,499
Total inventory	$10,245	$8,865
The Company recorded inventory impairment charges of $0 and $40 for the three months ended March 31, 2020 and 2019, respectively. Finished goods includes $115 of consigned inventory at March 31, 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	March 31, 2020	December 31, 2019
		(unaudited)
Equipment	5 years	$7,480	$7,491
Right-of-use assets	1-5 years	2,883	2,890
Furniture, fixtures and tooling	4-8 years	2,141	2,233
Computer hardware	3-5 years	1,237	1,261
Leasehold improvements	3-5 years	1,745	1,671
Construction in process		330	198
		15,816	15,744
Less accumulated depreciation		(9,610)	(9,132)
Property, equipment and right-of-use assets		$6,206	$6,612
The Company recorded depreciation expense of $458 and $503 for the three months ended March 31, 2020 and 2019, respectively. There were no impairment charges for the three months ended March 31, 2020 and 2019, respectively. The Company disposed of $189 of fully depreciated property, equipment and right-of-use assets no longer being utilized during the three months ended March 31, 2020 .
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility located in Costa Rica. The Company also has various lease agreements for equipment and vehicles.
As of March 31, 2020, the maturities of the Company's operating lease liabilities are as follows:

2020	$862
2021	924
2022	179
2023	92
2024	28
Thereafter	—
Total lease payments	2,085
Less imputed interest	(234)
Total operating lease liabilities	$1,851
Operating lease liabilities of $955 and $932 are included in accrued expenses and $896 and $1,116 are included in long-term liabilities, as of March 31, 2020 and December 31, 2019, respectively. Operating lease expense and cash paid within operating cash flows for operating leases was $294 and $333 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted average remaining lease term was 1.95 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.6%.
(6) Other Assets
Included in other assets as of March 31, 2020 and December 31, 2019 is $2,573 and $2,511 for the non-current portion of the remaining $5,000 receivable due from ReShape, respectively, for the remaining unpaid consideration from the divestiture of the Surgical product line in December 2018. Interest on the receivable accretes 10% annually. Imputed interest income on the ReShape receivable was $106 and $172 for the three months ended March 31, 2020 and 2019, respectively, and is included within interest expense, net.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Accrued Expenses
Accrued expenses consists of the following as of:

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued employee compensation and expenses	$2,930	$3,183
Settlement liability	1,625	1,625
Lease liability	955	932
Accrued professional service fees	1,290	653
Accrued interest	300	467
Accrued insurance and taxes	318	271
Accrued returns and rebates	57	216
Other	1,138	1,091
Total accrued expenses	$8,613	$8,438

(8) Long-Term Debt
Long-term debt consists of the following as of:

	March 31, 2020	December 31, 2019
	(unaudited)
Term loan facility	$35,000	$35,000
Payment-in-kind interest	679	517
Deferred financing costs	(1,198)	(1,068)
Less current portion	(34,481)	(34,449)
Long-term debt	$—	$—
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at the greater of LIBOR or 1.35575%, plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or July 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before March 15, 2029. The Credit Agreement provides that the Company may borrow an additional $5,000 upon its request, subject to further credit approval. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay its previous senior secured credit agreement in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
In March 2020, the Company entered into the Fourth Amendment and Limited Waiver to the Credit Agreement which (i) established the trailing six-month Endoscopy revenue requirements for 2020, (ii) will provide an additional $10,000 of funding upon the achievement of these revenue requirements through June 2020, (iii) extended the interest-only period until July 1, 2021, if certain revenue milestones are achieved, (iv) requires the Company to raise additional cash of $15,000 from debt or equity financing by August 2020, (v) established a minimum LIBOR interest rate, and (vi) waived the financial statement covenant default associated with the going concern opinion of the Company's independent registered public accounting firm for the year ended December 31, 2019. Due to the negative impact of COVID-19 on the Company's revenues, the Company will unlikely be eligible to access the $10,000 of additional funding under the Fourth Amendment.
In April 2020, the Company entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. See Note 15 for further details.
As of March 31, 2020, the Company was in compliance with all financial covenants.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Interest expense on the Company's long term debt was $1,041 and $1,274 for the three months ended March 31, 2020 and 2019, respectively.
The Company has classified its long-term debt obligations with long-term contractual maturities as current liabilities at March 31, 2020 and December 31, 2019 based on the Company's assessment that it may not be able to meet the debt covenant requirements included in the Credit Agreement for at least one year from the issuance of the condensed consolidated financial statements considering factors such as the uncertainties from the COVID-19 pandemic. The contractual terms of the Credit Agreement set out principal payments as follows:

2020	$—
2021	11,667
2022	14,000
2023	9,333
2024	—
Thereafter	—
$35,000
(9) Convertible Debt
Convertible debt consists of the following as of:

	March 31, 2020	December 31, 2019
	(unaudited)
Convertible debt	$20,000	$20,000
Deferred financing costs	(1,368)	(1,446)
Total convertible debt	$18,632	$18,554
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures due 2024 (the "Convertible Debt"), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP") of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.
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
Interest expense on the Convertible Debt was $378 for the three months ended March 31, 2020.
(10) Stock Based Compensation
In June 2017, the 2017 Equity Incentive Plan (the "2017 Plan") was approved by the Company's stockholders and replaced the Company's 2016 Equity Incentive Plan (the "2016 Plan"), which was the successor to the 2006 Stock Option Plan (the "2006 Plan" and collectively with the 2016 Plan, the "Prior Plans"). Grants will no longer be made under the Prior Plans, but the awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of March 31, 2020 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2019	1,927,194	$5.01	7.5 years	$87
Options forfeited	(30,338)	$5.22
Options outstanding, vested and expected to vest, March 31, 2020	1,896,856	$5.01	7.2 years	$10
Options exercisable	1,051,196	$5.30	6.1 years	$10
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
No options were granted during the three months ended March 31, 2020 and 2019.
Additional information regarding options is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Aggregate intrinsic value of options exercised during the period	$—	$2
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2020 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2020 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
The total compensation cost recognized for stock-based awards was $401 and $323 for the three months ended March 31, 2020 and 2019, respectively.
Unrecognized compensation expense related to unvested options was approximately $1,986 at March 31, 2020, with a remaining amortization period of 2.2 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of March 31, 2020 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2019	243,695	$4.06	$695
Restricted stock units vested	(11,341)	$6.58
Unvested units, March 31, 2020	232,354	$3.94	$446
Unrecognized compensation expense related to unvested restricted stock units was approximately $689 at March 31, 2020, with a remaining amortization period of 2.6 years.
(11) Income Taxes
The provision for income taxes for the three months ended March 31, 2020 and 2019 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law making several changes to the Internal Revenue Code; however, the tax law changes in the Act did not have a material impact on the Company’s income tax provision.
As of March 31, 2020, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2020	2019
Warrants for common stock	1,204,371	251,189
Convertible debt	6,293,076	—
Common stock options	1,896,856	1,481,631
Restricted stock units	232,354	73,691
	9,626,657	1,806,511

(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $38,000 and $20,000, respectively at March 31, 2020. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$3,755	$3,077	$6,832	63.7%	$3,007	$3,491	$6,498	49.2%
IGB	898	2,628	3,526	32.9%	1,459	2,863	4,322	32.7%
Total Endoscopy	4,653	5,705	10,358	96.6%	4,466	6,354	10,820	81.9%
Surgical	—	—	—	—%	—	1,700	1,700	12.9%
Other	327	33	360	3.4%	683	8	691	5.2%
Total revenues	$4,980	$5,738	$10,718	100.0%	$5,149	$8,062	$13,211	100.0%
% Total revenues	46.5%	53.5%			39.0%	61.0%
Total distributor sales were 34.0% and 27.9% of total OUS revenues for the three months ended March 31, 2020 and 2019, respectively. Sales in the largest individual country outside the U.S. was 8.1% and 9.2% of total revenues for the three months ended March 31, 2020 and 2019, respectively.
The following table represents property, equipment and right-of-use assets, net based on the geographic location of the asset:

	March 31, 2020	December 31, 2019
	(unaudited)
United States	$2,906	$2,934
Costa Rica	2,762	3,039
Other	538	639
Total property, equipment and right-of-use assets, net	$6,206	$6,612

(15) Subsequent Events
On April 15, 2020, the Compensation Committee of the Board of Directors of the Company, approved a comprehensive plan to continue to preserve the Company’s liquidity given the ongoing business disruptions resulting from the international efforts to contain the spread of COVID-19. As part of this plan, the Company furloughed 57 U.S. employees and reduced the employment arrangements of an additional 34 employees outside the United States, effective April 20, 2020. In addition, the base salary of all employees was capped at $100,000, including the Company’s Chief Executive Officer, Chief Financial Officer and other executive officers, effective April 16, 2020.
On April 30, 2020, the Company entered into the Fifth Amendment and Limited Waiver to the Credit Agreement which (i) permits the Company to enter into a loan under the Small Business Administration’s Paycheck Protection Program ("PPP") established under the CARES Act, (ii) waives the trailing six-month Endoscopy revenue requirements for the second and third quarter of 2020 and reduces the revenue requirements for the fourth quarter of 2020, (iii) increases the minimum liquidity requirement to $17,500 until the earlier of August 14, 2020 or when the Company meets the requirement to raise additional capital of $15,000, at which time the minimum liquidity requirement increases to $20,000, and decreases the minimum liquidity requirement to $12,500 in January 2021 if revenue covenant compliance is maintained for October and November 2020, (iv) provides a limited waiver on the monthly financial statement reporting requirements through June 2020, and (v) increases the final fee due at end of the loan term to 5.0% from 4.9%.
On April 27, 2020, the Company was granted a loan (the "Loan") of $2,824 under the PPP established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report, such as the continuing effects of the COVID-19 pandemic on our financial condition and results of operations. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements as predictions of future events. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 26, 2020 with the Securities and Exchange Commission ("SEC"). “Apollo,”, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.
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
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Impact of COVID-19 on Our Business
The recent COVID-19 pandemic has adversely impacted our sales levels, business operations and results of operations in March 2020, in particular due to significantly decreased procedures being performed that use our products across our markets and the broader economic contraction resulting from the pandemic. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect our sales levels, business operations and results from operations will continue to be adversely impacted to varying degrees for as long as the COVID-19 pandemic and related reductions in procedures that use our products persist. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business has been and will continue to be adversely affected by the ongoing COVID-19 outbreak.
COVID-19 Response
On March 10, 2020, the World Health Organization declared that the COVID-19 outbreak had reached pandemic status and a number of countries, particularly countries in Europe that comprise the majority of our OUS sales and the United States, implemented a number of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available to be utilized for elective or deferrable procedures, including those that use our products. Following sales growth in the months of January and February that were consistent with management’s pre-COVID-19 expectations, our sales results in the month of March declined commensurate with the global decline in elective procedures. Patient access to treatments has been stymied by shelter in place and social distancing rules resulting in cancellation or postponement of procedures, including those that use our products. Our sales personnel who deliver in-person customer support and generate additional business with new customers and facilities are restricted from accessing our customers for these same reasons.

Due to the continued business disruptions stemming directly from the COVID-19 pandemic and the resulting international efforts to contain the spread of COVID-19, we have taken several actions to preserve the Company’s liquidity. As described in Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 26, 2020, we reduced 2019 cash bonuses and implemented reductions in compensation across our workforce. Effective April 20, 2020, we furloughed 57 U.S. employees and reduced the employment arrangements of an additional 34 employees outside the United States. While our intention is for the furlough of employees to be temporary, the adopted furlough program does not have a specific end date, and we will continue to evaluate business conditions to determine when to recall individual or groups of furloughed employees. In addition, we implemented a $100,000 salary cap, effective April 16, 2020, for all employees. Our intention is for the reductions in salary to be temporary; however, the duration of the salary reductions is indefinite due to the uncertain duration of the current COVID-19 business disruption.
The objective of the above cost reduction actions is to preserve liquidity with the goal of completing the second quarter of 2020 with the same cash on hand that we were expecting prior to the COVID-19 outbreak. In addition, we have maintained an ability to deliver essential customer support and continue to invest in critical growth projects including the ongoing MERIT trial and other reimbursement initiatives, the development of our new lower GI suturing product, and select projects focused on improving parts of our supply chain.
On April 27, 2020, the Company was granted a Loan of $2.8 million under the Small Business Administration’s PPP established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.
Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset.
ReShape agreed to pay $17.0 million in cash, of which $10.0 million was paid at the closing of the transaction, $2.0 million was paid on the first anniversary of the closing date and $2.0 million and $3.0 million remains payable on each of the second and third anniversaries of the closing date, respectively.
Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreements. All transition and distribution services were completed as of December 31, 2019. We remain obligated to perform manufacturing services through December 2020.
Financial Operations Overview
Revenues
Our principal source of revenues are sales of our Endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including the continuing COVID-19 pandemic, physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Under the ReShape distribution agreement, we agreed to sell Surgical products to customers OUS up to one year. Product sales in 2019 include sales in these serviced markets.
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

Our gross margin comparability between periods has been impacted by the shift in our revenue mix from Surgical to Endoscopy products. Our divested Surgical products historically have higher gross margins compared to our Endoscopy products. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Comparability of cost of sales and gross margin between periods could also be affected by changes in inventory valuation allowances related to obsolete or excess inventory. We expect to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
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
Note 2, "Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), and "Critical Accounting Policies and Estimates" in Part II, Item 7 of the 2019 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. There have been no material changes to the Company's critical accounting policies and estimates since the 2019 Form 10-K.
Non-GAAP Financial Measures
To supplement our financial results we are providing a non-GAAP financial measure, Endoscopy product sales percentage change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of our Endoscopy product sales. Endoscopy product sales percentage change in constant currency is calculated by translating current foreign currency sales using last year's exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.
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

Results of Operations
Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues (1)	$10,718	100.0%	$13,211	100.0%
Cost of sales	5,081	47.4%	5,970	45.2%
Gross margin	5,637	52.6%	7,241	54.8%
Operating expenses:
Sales and marketing	6,330	59.1%	7,697	58.3%
General and administrative	3,339	31.2%	3,717	28.1%
Research and development	2,147	20.0%	3,428	25.9%
Amortization of intangible assets	496	4.6%	553	4.2%
Settlement gain	—	—%	(5,609)	(42.5)%
Total operating expenses	12,312	114.9%	9,786	74.0%
Loss from operations	(6,675)	(62.3)%	(2,545)	(19.2)%
Interest expense, net	1,244	11.6%	959	7.3%
Other expense (income), net	2,294	21.4%	(751)	(5.7)%
Net loss before income taxes	(10,213)	(95.3)%	(2,753)	(20.8)%
Income tax expense	43	0.4%	51	0.4%
Net loss	$(10,256)	(95.7)%	$(2,804)	(21.2)%
(1) Revenue between periods declined $2.1 million due to the divestiture of the Surgical product line in December 2018. See the product sales table under "Revenues" for additional information for product group and geographic market.
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$3,755	$3,077	$6,832	$3,007	$3,491	$6,498	24.9%	(11.9)%	5.1%
IGB	898	2,628	3,526	1,459	2,863	4,322	(38.5)%	(8.2)%	(18.4)%
Total Endoscopy	4,653	5,705	10,358	4,466	6,354	10,820	4.2%	(10.2)%	(4.3)%
Surgical	—	—	—	—	1,700	1,700	—%	(100.0)%	(100.0)%
Other (1)	327	33	360	683	8	691	(52.1)%	312.5%	(47.9)%
Total revenues	$4,980	$5,738	$10,718	$5,149	$8,062	$13,211	(3.3)%	(28.8)%	(18.9)%
% Total revenues	46.5%	53.5%		39.0%	61.0%
(1) Other U.S. revenue includes $0.2 million and $0.6 million of transition and manufacturing services provided to ReShape for the three months ended March 31, 2020 and 2019, respectively.

Endoscopy product sales percentage change in constant currency were as follows:

	Three Months Ended March 31, 2020
	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	(7.5)%	7.5%
IGB	(5.2)%	(16.4)%
Total Endoscopy	(6.5)%	(2.1)%
Total revenues for the three months ended March 31, 2020 were $10.7 million, compared to $13.2 million for the three months ended March 31, 2019, a decrease of 18.9%. Of the decline in total revenues, 83.5% was due to the reduction in Surgical product sales following our divestiture of this product line. The remaining decline in revenues in the three months ended March 31, 2020 was due to the impact of the COVID-19 pandemic.
Following sales growth in the months of January and February that were consistent with management’s pre-COVID-19 expectations, our sales results in the month of March declined commensurate with the global decline in elective procedures. Total Endoscopy product sales decreased $0.5 million, or 4.3%, for the three months ended March 31, 2020 from $10.8 million in the same period of 2019. In constant currency, total Endoscopy sales decreased 2.1% for the three months ended March 31, 2020. Direct market Endoscopy product sales accounted for approximately 81.2% of total Endoscopy product sales for the three months ended March 31, 2020, compared to 80.7% for the same period of 2019.
Total ESS product sales increased $0.3 million, or 5.1%, for the three months ended March 31, 2020, when compared to the same period of 2019. In constant currency, total ESS product sales increased 7.5% for the three months ended March 31, 2020. Despite the impact of COVID-19 in March 2020, U.S. ESS product sales increased $0.7 million, or 24.9% for the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to increased sales volume from new user adoption and greater product utilization in our existing customer base.
OUS ESS product sales decreased $0.4 million, or 11.9%, for the three months ended March 31, 2020 when compared to the same period of 2019. In constant currency, OUS ESS product sales decreased 7.5% for the three months ended March 31, 2020 when compared to the same period of 2019. OUS direct market ESS sales, excluding Brazil, increased 11.1% (14.5% in constant currency) compared to the same period in 2019. In early March of 2020, we entered into a distributor agreement with a third party medical device distribution company and ceased our direct sales operations in Brazil. Overall in the three months ended March 31, 2020, ESS product sales to OUS distributor orders originally scheduled to ship in March were deferred due to distributor concerns of how COVID-19 will affect procedure demand in their respective country of operation. As a result, sales to distributors in the three months ended March 31, 2020 were lower than in the same period of 2019.
Total IGB product sales decreased $0.8 million, or 18.4%, for the three months ended March 31, 2020, when compared to the same period of 2019. U.S. IGB product sales decreased $0.6 million, or 38.5%, while OUS IGB product sales decreased $0.2 million, or 8.2%, for the three months ended March 31, 2020, when compared to the same period in 2019. In constant currency, OUS IGB product sales decreased 5.2%, primarily due to the impact of the COVID-19 pandemic in our direct markets and its resulting decrease in consumer demand. OUS distributor IGB sales, excluding Brazil, increased 31.7% compared to the same period in 2019, as most expected IGB distributor orders were fulfilled earlier in the three months ended March 31, 2020 prior to the COVID-19 outbreak.
Included in other revenues for the three months ended March 31, 2020 and 2019 is $0.2 million and $0.6 million of transition and manufacturing services provided to ReShape, respectively. We remain obligated to perform manufacturing services through December 2020.

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$3,373	31.5%	$3,653	27.6%
Overhead	1,139	10.6%	1,515	11.5%
Other indirect costs	569	5.3%	802	6.1%
Total cost of sales	$5,081	47.4%	$5,970	45.2%
Gross Margin
Gross margin was 52.6% for the three months ended March 31, 2020, compared to 54.8% for the same period of 2019. The decline in gross margin is primarily due to cessation of Surgical product sales. Gross margin for our Endoscopy products was 51.9% for the three months ended March 31, 2020 compared to 50.7% for the same period of 2019, respectively, due to the implementation of a portion of our gross margin improvement projects offset partially by declining IGB sales.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $1.4 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to lower U.S. direct consumer advertising costs, and lower sales compensation and travel due to the impact of the COVID-19 pandemic.
General and Administrative Expense. General and administrative expense decreased $0.4 million for the three months ended March 31, 2020 when compared to the same period of 2019, primarily due to lower audit fees.
Research and Development Expense. Research and development expense decreased $1.3 million for the three months ended March 31, 2020 when compared to the same period for 2019, primarily due to lower clinical trial costs as enrollment milestones were achieved for clinical studies that we are funding.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.1 million for the three months ended March 31, 2020 compared to the same period in 2019.
Settlement gain. Settlement gain of $5.6 million for the three months ended March 31, 2019 resulted from the resolution of a dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.
Loss from Operations
Loss from operations for the three months ended March 31, 2020 was $6.7 million compared to $2.5 million for the three months ended March 31, 2019. Excluding the settlement gain recorded in the three months ended March 31, 2019 of $5.6 million, our loss from operations decreased by $1.5 million, or 18.1% in the three months ended March 31, 2020 on lower operating expenses offset in part by the reduction in gross margin following the completion of our distribution services obligations following the divestiture of our Surgical product line and the impact of COVID-19 on our Endoscopy product sales.
Other Expenses
Interest Expense, net. Net interest expense increased by $0.3 million for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to non-cash interest on the Convertible Debt.
Other Expense (Income), net. Other expense (income) primarily consists of realized and unrealized foreign exchange gains or losses. The increase of $3.0 million in comparing the three months ended March 31, 2020 to the same period in 2019 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. During the three months ended March 31, 2020, unrealized exchange rate losses on these intercompany loans were $2.2 million compared to unrealized gains of $0.9 million for the same period in 2019.

Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $260.4 million as of March 31, 2020. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
We expect our negative cash flows from operating activities to continue. The reduction in our sales due to the COVID-19 pandemic and uncertainty over how long the COVID-19 impact on our business will last, along with our existing capital resources, has raised substantial doubt about our ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements. We will likely require additional funding in order to meet our covenant requirements. In this regard, management’s plans include, but are not limited to, sales of our common stock, preferred stock, convertible debt securities or debt financings, reduction of planned expenditures, and other sources.
There are no assurances that such additional funding will be obtained, the degree or duration that the COVID-19 pandemic will negatively have on our business, or that we will succeed in our future operations. If we cannot successfully raise additional capital and implement our business plan, our liquidity, financial condition and business prospects will be materially and adversely affected. As of March 31, 2020, cash, cash equivalents, and restricted cash was $24.0 million.
Term Loan Facility
In March 2019, we entered into a term loan facility agreement with Solar Capital, Ltd. to borrow $35.0 million (the "Credit Agreement"). The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at the greater of LIBOR or 1.35575%, plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or July 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before March 15, 2029. The Credit Agreement provides that we may borrow an additional $5.0 million upon our request, subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full, including interest.
In March 2020, we entered into the Fourth Amendment and Limited Waiver to the Credit Agreement which (i) established the trailing six-month Endoscopy revenue requirements for 2020, (ii) will provide an additional $10.0 million of funding upon the achievement of these revenue requirements through June 2020, (iii) extended the interest-only period until July 1, 2021, if certain revenue milestones are achieved, (iv) requires that we raise $15.0 million of additional cash from debt or equity financing by August 2020, (v) established a minimum LIBOR interest rate, and (vi) and waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019. Due to the negative impact of COVID-19 on our revenues, we will unlikely be eligible to access the $10,000 of additional funding under the Fourth Amendment.
In April 2020, we entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. See Note 15, "Subsequent Events" in Part I, Item 1 of this Form 10-Q.
The Credit Agreement is classified as a current liability on the balance sheet as of March 31, 2020, based on our assessment that we may not be able to meet our debt covenant requirements for at least one year from the issuance of our condensed consolidated financial statements considering factors such as the uncertainties from the COVID-19 pandemic. Should we fall short of the target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.
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

CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for small businesses. In April 2020, we were granted a loan of $2.8 million under the PPP established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(6,263)	$(6,062)
Net cash used in investing activities	(318)	(177)
Net cash (used in) provided by financing activities	(206)	12,206
Effect of exchange rate changes on cash	(95)	18
Net change in cash, cash equivalents and restricted cash	$(6,882)	$5,985
Operating Activities
Cash used in operating activities of $6.3 million for the three months ended March 31, 2020 was primarily the result of a net loss of $10.3 million offset by non-cash items of $4.2 million, primarily related to depreciation, amortization, foreign currency on intercompany loans, non-cash interest, and stock based compensation. Net loss, after adjustment for non-cash items, improved $1.5 million compared to the same period in 2019 due to lower operating expenses which offset reduced gross margin resulting from the divestiture of the Surgical product line.
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
Investing Activities
Cash used in investing activities of $0.3 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019 were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash used in financing activities of $0.2 million for the three months ended March 31, 2020 was related to the payment of financing costs associated with the Fourth Amendment to our Credit Agreement.
Cash provided by financing activities of $12.2 million for the three months ended March 31, 2019 was primarily related to the net proceeds received from the Term Loan Facility refinancing.
Future Funding Requirements
As of March 31, 2020, we had cash, cash equivalents and restricted cash balances totaling $24.0 million. We cannot be certain that our existing cash and cash equivalents will continue to be adequate to fund our operations, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. As discussed in Note 1 of the notes to the condensed consolidated financial statements, conditions or events have raised substantial doubt about our ability to continue as a going concern.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

Recent Accounting Pronouncements
See Note 2(c) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of recently enacted accounting pronouncements.
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

Risks Related to Our Business
* Our business has been and will continue to be adversely affected by the ongoing COVID-19 pandemic.
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
We are unable to predict the duration of COVID-19's impact on our business. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. In addition, if the COVID-19 pandemic results in a prolonged economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower demand for procedures that use our products. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, reductions in employment in our target markets have reduced, and may continue to reduce, utilization and sales of our products.
Restrictions on the ability to travel, social distancing policies, orders and restriction, including those described above, and recommendations and fears of COVID-19 spreading within medical centers has caused both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. We are unable to accurately predict when these policies, orders and restrictions will be relaxed or lifted, and there can be no assurances that patients or providers will restart procedures that use our devices upon termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have deferred their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations following a slowdown in the pandemic, which would harm the recovery of our sales growth as well. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products, such as the Orbera365 CE post approval study, may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. COVID-19 restrictions may also delay the timing of regulatory reviews and approvals as regulators in various jurisdictions may have reduced staffing and capability. Due to capital resource constraints resulting from our reduced sales levels, we have prioritized key growth and operational projects over others, which may harm our future growth strategies, sales, business and results of operations.

Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. Limited supplies of personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including those that use our products. In addition, we have made reductions to salary and work hour reductions as well as employee furloughs, and may in the future take further actions including further reductions to salary and work hours, furloughs, restructuring or layoffs which may negatively impact our workforce and our business.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2019 and 2018, we had net losses of $27.4 million and $45.8 million, respectively, and for the three months ended March 31, 2020 we had a net loss of $10.3 million. As of March 31, 2020, we had an accumulated deficit of $260.4 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
Our future financial performance will depend in part on our ability to develop and manufacture new products or to acquire new products in a cost-effective manner, to introduce these products to the market on a timely basis and to achieve market acceptance of these products. Factors which may result in delays of new product introductions include capital constraints, research and development delays, lack of personnel with sufficient experience or competence, delays in acquiring regulatory approvals or clearances, including obtaining regulatory approval for new indications for use or delays in closing acquisition transactions. The ongoing COVID-19 pandemic may contribute to such delays, particularly as research and development may be narrowed to key projects and activities. Future product introductions may fail to achieve expected levels of market acceptance including physician adoption, patient awareness or both. Factors impacting the level of market acceptance include the timeliness of our product introductions, the effectiveness of medical education efforts, the effectiveness of patient awareness and educational activities, successful product pricing strategies, available financial and technological resources for product promotion and development, the ability to show clinical benefit from future products, the scope of the indicated use for new products and the availability of coverage and reimbursement for procedures that use future products.
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
Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer. In order to generate our anticipated sales, we will need to maintain a qualified and well-trained direct sales organization. In addition, as part of our cost reduction program to manage the impact of COVID-19, we have implemented furloughs, salary reductions and work hour reductions to employees, including to sales and marketing employees. As a result, our future success will depend largely on our ability to recall furloughed employees and to hire, train, retain and motivate skilled sales managers and direct sales representatives. Because of the competition for their services, we cannot assure you we will be able to hire and retain direct sales representatives on favorable or commercially reasonable terms, if at all. Failure to recall furloughed employees or failure to return employees to prior salary or work hour levels may negatively impact our ability to maintain our employees to support business activities in the future, if and when market activities return to pre-COVID-19 levels. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales. Additionally, new hires require training and take time before they achieve full productivity. If we fail to train new hires adequately, new hires may not become as productive as may be necessary to maintain or increase our sales and we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition. In addition, we may change our sales approach in certain markets from direct sales to healthcare providers to sales to distributors who then resell our products. If we were to change our sales approach in a given market, our product sales price in the affected market would be reduced which would lower our revenue and gross margin and the resulting reduction in our operating expense may not be sufficient to offset this reduction in our gross margin.

We are dependent on certain suppliers, vendors and manufacturers, and supply or service disruptions could materially adversely affect our business and future growth.
If the supply of materials from our suppliers or provision of services from our vendors were to be interrupted or if we experience delays or interruptions from our manufacturers, including due to the COVID-19 pandemic, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications, or if our contract sterilizers experience delays or shutdowns, we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As ESS product sales increase, we have experienced times of temporary supply and vendor disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. For example, we have experienced production and inventory shortages for OverStitch as a result of supply shortages from component suppliers from time to time. Continued interruptions or shortages in these inputs or services, or future unexpected interruptions and shortages, could harm our business, financial condition and results of operations. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components, or receive services, from any of our suppliers, vendors or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues. We may also face disputes with our current or previous suppliers and vendors. In any of these cases, we could face a delay of several months to identify and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier or vendor transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products.
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
We are dependent on warehouses and service providers in the U.S., Australia and the Netherlands for product logistics, order fulfillment and distribution support that are owned and operated by third parties. Our ability to supply products to our customers in a timely manner and at acceptable commercial terms could be disrupted or continue to be disrupted by factors such as fire, earthquake or any other natural disaster, work stoppages or information technology system failures that occur at these third-party warehouse and service providers.
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
We depend on information technology systems for the efficient functioning of our business, including but not limited to accounting, data storage, compliance, sales operations, inventory management and product support applications. Information technology systems are also critical to enabling employees to work remotely. A number of information technology systems in use to support our business operations are owned and/or operated by third-party service providers over whom we have no or very limited control, and upon whom we have to rely to maintain business continuity procedures and adequate security controls to ensure high availability of their information technology systems and to protect our proprietary information.
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
* Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
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
In order to manage the impact of COVID-19, we have implemented cost reduction programs including furloughs, salary reductions and work hour reductions that have impacted all employees. The introduction of these cost reduction measures increases the likelihood the employees may terminate employment. Our future success will depend largely on our ability maintain our workforce until business conditions improve such that we can recall furloughed employees and return employees to previous salary and work hour levels. However, we cannot assure you we will be able to maintain our workforce or to replace any departing personnel on favorable or commercially reasonable terms, if at all. Failure to recall furloughed employees or failure to return employees to prior salary or work hours levels may negatively impact our ability to maintain our workforce to support business activities in the future if and when market activities return to pre-COVID-19 levels. The cost reduction programs including salary reductions, work hour reductions and furlough of employees in multiple jurisdictions may also expose us to contract or other disputes with impacted employees that may be detrimental to our business.
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
* We may be unable to collect future payments from ReShape related to the divestiture of our Surgical product line.
As part of the sale of the Surgical product line to ReShape, we are owed future payments of $2.0 million in December 2020 and $3.0 million in December 2021. Any failure of ReShape to timely pay some or all of the remaining future payments will adversely affect our business and financial position.
COVID-19 is likely to reduce demand for the Surgical products sold by ReShape. Any failure by ReShape to timely pay for products ordered under the Supply Agreement with ReShape will adversely impact our business and results of operations.
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

High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. In addition, the FDA may deem certain uses of an existing cleared general use device, such as OverStitch, to be a high risk use and may require the submission of a PMA or a De Novo 510(k) prior to expanding the device's indication for such additional use. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Of our products, Orbera is a class III product and has been approved through the FDA's PMA process and our OverStitch products are class II products and have been cleared through the 510(k) process. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. The De Novo 510(k) process is also more costly, lengthy and uncertain than the 510(k) clearance process. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA's August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business. In April 2020, the FDA issued a new update to Health Care Providers following the completion of the Orbera post approval study, which may further subject us to adverse publicity and harm our business. The FDA has full authority to issue these updates or letters and to choose to include or exclude key context and facts based solely on their regulatory discretion and may from time to time issue new letters or updates in the future.
Our international operations must comply with local laws and regulations that present certain legal and operating risks, which could adversely impact our business, results of operations and financial condition.
We currently operate in the U.S., Costa Rica, Australia and various European countries and our products are approved for sale in over 75 different countries; our activities are subject to U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and will become effective on May 26, 2020. On April 17, 2020, the European Parliament approved the delay of the effectiveness of MDR 2017 until May 26, 2021. The MDR 2017 changes certain obligations of medical device manufacturers with product in the EU and will subject high risk medical devices to additional scrutiny during the conformity assessment process. MDR 2017 repeals and replaces the EU Medical Devices Directive and intends to eliminate current differences in the regulation of medical devices among EEA Member States. The new regulations will among other things:
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
Risks Related to Our Capital Requirements and Finances
The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2019, included in the annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.
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
In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar"). In March 2020, we entered into an amendment to this agreement that provides an additional $10 million of funding in July 2020 if certain revenue milestones are achieved through June 2020. We may borrow an additional $5.0 million upon our request subject to further credit approval. We cannot assure you that additional funding will be received. In April 2020, we entered into an amendment to this agreement to allow us to enter into a loan under PPP and provide revenue covenant relief for the remainder of 2020 due to the impact of COVID-19. We used $22.4 million of the proceeds to repay the existing senior secured credit facility. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
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
In April 2020, we were granted a loan of $2.8 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 27, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 27, 2022 any principal amount outstanding on the PPP Loan as of October 24, 2020. All or a portion of the PPP Loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA’s requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP Loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.
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
As of March 31, 2020, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws each provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In April 2020, we entered into the Fifth Amendment and Limited Waiver to the Credit Agreement which (i) permits us to enter into a loan under the PPP established under the CARES Act, (ii) waives the trailing six-month Endoscopy revenue requirements for the second and third quarter of 2020 and reduces the revenue requirements for the fourth quarter of 2020, (iii) increases the minimum liquidity requirement to $17.5 million until the earlier of August 14,2020 or when we meet the requirement to raise additional capital of $15.0 million, at which time the minimum liquidity requirement increases to $20.0 million, and decreases the minimum liquidity requirement to $12.5 million in January 2021 if revenue covenant compliance is maintained for October and November 2020, (iv) provides a limited waiver on the monthly financial statement reporting requirements through June 2020, (v) and increases the final fee due at end of the loan term to 5.0% from 4.9%.
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for small businesses. In April 2020, we were granted a loan of $2.8 million, or the Loan, under the PPP established under the CARES Act, issued by Dallas Capital Bank, N.A. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.
Commencing November 27, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 27, 2022 the principal amount outstanding on the Loan as of October 24, 2020. The Loan is evidenced by a promissory note dated April 27, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the Loan at any time prior to maturity with no prepayment penalties.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1 *	Fourth Amendment and Limited Waiver to Loan and Security Agreement, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders
10.2 *
Fifth Amendment and Limited Waiver to Loan and Security Agreement and Second Amendment to Fee Letter, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders

10.3 *	Promissory Note, dated April 27, 2020, by and among Apollo Endosurgery, Inc. and Dallas Capital Bank, N.A.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2020.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)