Form 10-Q
period 2020-06-30
Apollo Endosurgery, Inc.
filed 2020-08-04
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 23,676,387 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,101	$29,905
Accounts receivable, net of allowance for doubtful accounts of $629 and $658, respectively	5,664	9,232
Inventory, net	10,979	8,865
Prepaid expenses and other current assets	3,033	2,998
Total current assets	38,777	51,000
Restricted cash	608	1,016
Property, equipment and right-of-use assets	5,565	6,612
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $12,507 and $11,648, respectively	6,907	7,831
Other assets	2,946	2,833
Total assets	$60,093	$74,582
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$7,177	$9,902
Accrued expenses	6,602	8,438
Current portion of long-term debt	5,355	34,449
Total current liabilities	19,134	52,789
Long-term debt	32,180	—
Convertible debt	18,710	18,554
Long-term liabilities	648	1,116
Total liabilities	70,672	72,459
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,196,387 and 20,951,963 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	21	21
Additional paid-in capital	252,038	250,634
Accumulated other comprehensive income	4,033	1,630
Accumulated deficit	(266,671)	(250,162)
Total stockholders' (deficit) equity	(10,579)	2,123
Total liabilities and stockholders' (deficit) equity	$60,093	$74,582

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$5,644	$14,254	$16,362	$27,465
Cost of sales	3,215	7,088	8,296	13,058
Gross margin	2,429	7,166	8,066	14,407
Operating expenses:
Sales and marketing	2,265	7,803	8,595	15,500
General and administrative	2,157	3,343	5,496	7,060
Research and development	1,815	2,689	3,962	6,117
Amortization of intangible assets	490	528	986	1,081
Settlement gain	—	—	—	(5,609)
Total operating expenses	6,727	14,363	19,039	24,149
Loss from operations	(4,298)	(7,197)	(10,973)	(9,742)
Other expenses:
Interest expense, net	1,316	669	2,560	1,628
Other expense, net	633	908	2,927	157
Net loss before income taxes	(6,247)	(8,774)	(16,460)	(11,527)
Income tax expense	6	—	49	51
Net loss	$(6,253)	$(8,774)	$(16,509)	$(11,578)
Other comprehensive income:
Foreign currency translation	591	919	2,403	31
Comprehensive loss	$(5,662)	$(7,855)	$(14,106)	$(11,547)
Net loss per share, basic and diluted	$(0.30)	$(0.40)	$(0.78)	$(0.53)
Weighted average common shares outstanding, basic and diluted	21,152,937	21,926,891	21,135,032	21,917,140

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at March 31, 2019	21,922,344	$22	$249,441	$1,613	$(225,534)	$25,542
Exercise of common stock options	2,181	—	4	—	—	4
Issuance of restricted stock units	8,577	—	—	—	—	—
Stock based compensation	—	—	346	—	—	346
Foreign currency translation	—	—	—	919	—	919
Net loss	—	—	—	—	(8,774)	(8,774)
Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037

Balances at March 31, 2020	21,128,101	$21	$251,502	$3,442	$(260,418)	$(5,453)
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	67,136	—	—	—	—	—
Stock based compensation	—	—	534	—	—	534
Foreign currency translation	—	—	—	591	—	591
Net loss	—	—	—	—	(6,253)	(6,253)
Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except for share data)
(unaudited)

	Six Months Ended June 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	3,754	—	7	—	—	7
Issuance of restricted stock units	29,826	—	—	—	—	—
Stock based compensation	—	—	669	—	—	669
Foreign currency translation	—	—	—	31	—	31
Net loss	—	—	—	—	(11,578)	(11,578)
Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037

Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	78,477	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Stock based compensation	—	—	935	—	—	935
Foreign currency translation	—	—	—	2,403	—	2,403
Net loss	—	—	—	—	(16,509)	(16,509)
Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,509)	$(11,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,899	2,152
Amortization of deferred financing costs	320	361
Non-cash interest	728	(148)
Provision for doubtful accounts receivable	78	99
Inventory impairment	—	40
Stock based compensation	935	669
Unrealized foreign exchange on intercompany payables	2,824	432
Settlement gain	—	(5,609)
Changes in operating assets and liabilities:
Accounts receivable	3,300	117
Inventory	(2,263)	(659)
Prepaid expenses and other assets	28	(153)
Accounts payable and accrued expenses	(4,612)	1,550
Net cash used in operating activities	(13,272)	(12,727)
Cash flows from investing activities:
Purchases of property and equipment	(388)	(377)
Purchases of intangibles and other assets	(70)	(99)
Proceeds from sale of equipment	—	18
Net cash used in investing activities	(458)	(458)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	7
Proceeds from long-term debt	2,824	35,000
Payments of deferred financing costs	(241)	(1,221)
Payment of long-term debt	—	(21,668)
Net cash provided by financing activities	2,585	12,118
Effect of exchange rate changes on cash	(67)	(11)
Net change in cash, cash equivalents and restricted cash	(11,212)	(1,078)
Cash, cash equivalents and restricted cash at beginning of year	30,921	25,007
Cash, cash equivalents and restricted cash at end of period	$19,709	$23,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,606	$1,753
Cash paid for income taxes	13	32
Right-of-use assets recognized in exchange for lease obligations (non-cash)	(46)	2,789

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
Liquidity and Capital Resources
The Company has experienced operating losses since inception and expects its negative cash flows from operating activities to continue. To date, the Company has funded its operating losses through equity offerings and the issuance of debt instruments. The Company’s ability to fund operations and meet debt covenant requirements will depend on its level of future revenue and operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. In addition, the reduction in sales due to the COVID-19 pandemic and uncertainty over how long the COVID-19 impact on the Company's business will last has placed additional demands on the Company's capital resources. As a result of these factors, at December 31, 2019 and March 31, 2020, substantial doubt existed about the Company's ability to continue as a going concern and the auditor's opinion on the Company's audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet operations raise substantial doubt about the Company's ability to continue as a going concern.
In July 2020, the Company issued shares of common stock and pre-funded warrants for aggregate gross proceeds of approximately $25,000 and entered into the Sixth Amendment to the loan and security agreement with Solar Capital, Ltd. that waives the minimum revenue covenant requirements for the remainder of 2020 and also decreased the minimum liquidity requirement from $20,000 to $12,500.
Management believes the Company's existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that the Company will be able to do so or the degree or duration that the COVID-19 pandemic will negatively impact the Company's business and future operations. Management evaluates the Company's liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past, and may in the future, explore alternatives to finance its business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources.
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
(c) Recent Accounting Pronouncements
On January 1, 2020, the Company adopted the provision of Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The adoption did not result in any financial statement adjustment or change to the Company's critical accounting policies. Due to the impact of the COVID-19 pandemic on the business, the Company performed an updated interim goodwill impairment test as of June 30, 2020 and concluded no impairment was required.
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At June 30, 2020, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $19,709. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.
The Company had one customer representing approximately 15% of the Company's net accounts receivable balance as of December 31, 2019. There were no concentrations greater than 10% of the Company's net accounts receivable as of June 30, 2020. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and six months ended June 30, 2020 and 2019.
(4) Inventory
Inventory consists of the following as of:

	June 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$3,201	$2,834
Work in progress	593	532
Finished goods	7,185	5,499
Total inventory	$10,979	$8,865
The Company recorded inventory impairment charges of $40 for the six months ended June 30, 2019 and no impairment charges in any of the other periods presented. Finished goods included $126 of consigned inventory at June 30, 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	June 30, 2020	December 31, 2019
		(unaudited)
Equipment	5 years	$7,510	$7,491
Right-of-use assets	1-5 years	2,799	2,890
Furniture, fixtures and tooling	4-8 years	2,152	2,233
Computer hardware	3-5 years	1,236	1,261
Leasehold improvements	3-5 years	1,743	1,671
Construction in process		349	198
		15,789	15,744
Less accumulated depreciation		(10,224)	(9,132)
Property, equipment and right-of-use assets		$5,565	$6,612
The Company recorded depreciation expense of $453 and $911 for the three and six months ended June 30, 2020 and $472 and $975 three and six months ended June 30, 2019, respectively. There were no impairment charges for the three and six months ended June 30, 2020 and 2019. The Company disposed of $79 and $268 of property, equipment and right-of-use assets no longer utilized during the three and six months ended June 30, 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility located in Costa Rica. The Company also has various operating lease agreements for equipment and vehicles.
As of June 30, 2020, the maturities of the Company's operating lease liabilities are as follows:

2020	$564
2021	925
2022	179
2023	91
2024	28
Thereafter	—
Total lease payments	1,787
Less imputed interest	(181)
Total operating lease liabilities	$1,606
Operating lease liabilities of $958 and $932 are included in accrued expenses and $648 and $1,116 are included in long-term liabilities, as of June 30, 2020 and December 31, 2019, respectively. Operating lease expense and cash paid within operating cash flows for operating leases was $290 and $584 for the three and six months ended June 30, 2020 and $319 and $652 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the weighted average remaining lease term was 1.75 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.5%.
(6) Other Assets
Included in other assets as of June 30, 2020 and December 31, 2019 is $2,636 and $2,511 for the non-current portion of the remaining $5,000 receivable due from ReShape Lifesciences Inc. ("ReShape"), respectively, for the remaining unpaid consideration from the divestiture of the Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories, in December 2018. Interest on the receivable accretes at 10% annually. Imputed interest income on the ReShape receivable was $106 and $212 for the three and six months ended June 30, 2020 and $151 and $323 for the three and six months ended June 30, 2019, respectively, and is included within interest expense, net.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Accrued Expenses
Accrued expenses consists of the following as of:

	June 30, 2020	December 31, 2019
	(unaudited)
Accrued employee compensation and expenses	$2,297	$3,183
Settlement liability	1,016	1,625
Lease liability	958	932
Accrued professional service fees	591	653
Accrued interest	600	467
Accrued insurance and taxes	281	271
Accrued returns and rebates	64	216
Other	795	1,091
Total accrued expenses	$6,602	$8,438

(8) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2020	December 31, 2019
	(unaudited)
Term loan facility	$35,000	$35,000
PPP loan	2,824	—
Payment-in-kind interest	856	517
Deferred financing costs	(1,145)	(1,068)
Less current portion	(5,355)	(34,449)
Long-term debt	$32,180	$—
Term Loan Facility
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at the greater of LIBOR or 1.35575%, plus 7.5%. Interest only is payable in arrears until March 1, 2021 (or July 1, 2021 if certain revenue milestones are achieved). Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before March 15, 2029. The Credit Agreement provides that the Company may borrow an additional $5,000 upon its request, subject to further credit approval. The Credit Agreement, collateralized by substantially all of the Company's assets, includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay its previous senior secured credit agreement in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.
The Credit Agreement has been amended in March 2020, April 2020, and July 2020. These amendments, among other things, (i) waive the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduce the minimum liquidity requirement to $12,500, (iii) establish a minimum LIBOR interest rate, (iv) increase the final fee due at the end of the loan term to 5.0% from 4.9%, (v) permitted the Company to enter into a loan under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and (vi) waived the financial statement covenant default associated with the going concern opinion of the Company's independent registered public accounting firm for the year ended December 31, 2019.
As of June 30, 2020, the Company was in compliance with all financial covenants.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, the Company was granted a loan of $2,824 under the PPP established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, rent, utilities, and interest on debt. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. As of June 30, 2020, the Company has incurred approximately $2,400 in qualifying expenses; however the Company is not able to determine the amount, if any, that might be forgiven.
In June 2020, the PPP Flexibility Act was signed into law which, among other things, (i) extended the covered forgiveness period from 8 weeks after the date of PPP funding to 24 weeks after the date of PPP funding, (ii) reduced the required amount of payroll expenditures from 75% to 60%, (iii) removed the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and (iv) extended the repayment deferral period to be the earlier of (a) the date forgiveness funds are received or (b) 10 months from the end of the covered period. The Company is evaluating the impact of these changes on the PPP Loan, including the payment date and the amounts available for forgiveness.
Interest expense on the Company's long term debt was $1,049 and $2,090 for the three and six months ended June 30, 2020 and $945 and $2,220 for the three and six months ended June 30, 2019, respectively.
Principal payments of the Company's long-term debt are as follows:

2020	$314
2021	13,550
2022	14,627
2023	9,333
2024	—
Thereafter	—
$37,824
(9) Convertible Debt
Convertible debt consists of the following as of:

	June 30, 2020	December 31, 2019
	(unaudited)
Convertible debt	$20,000	$20,000
Deferred financing costs	(1,290)	(1,446)
Total convertible debt	$18,710	$18,554
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures due 2024 (the "Convertible Debt"), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP") of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. However, in the event that the trailing 10-trading day VWAP of the Company's common stock is less than $2.50 per share, interest accrued and payable for the applicable interest payment period will accrete to the principal amount then outstanding. The Convertible Debt will mature on August 12, 2024 unless earlier converted or repurchased in accordance with its terms.
In January 2020, the Company issued 164,797 shares of the Company's common stock to holders of the Convertible Debt in fulfillment of $467 of accrued interest as of December 31, 2019. Accrued interest on the Convertible Debt of $600 as of June 30, 2020 was accreted to the principal amount of the Convertible Debt in July 2020.

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
Interest expense on the Convertible Debt was $378 and $756 for the three and six months ended June 30, 2020.
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
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of June 30, 2020 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2019	1,927,194	$5.01	7.5 years	$87
Options granted	1,216,942	2.08
Options exercised	(1,150)	1.76
Options forfeited	(66,649)	4.60
Options outstanding, vested and expected to vest, June 30, 2020	3,076,337	3.86	8.1 years	—
Options exercisable	1,265,962	$5.11	6.4 years	$—
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk free interest rate	0.4%	2.3%
Expected dividend yield	—%	—%
Estimated volatility	73.8%	64.3%
Expected life	5.8 years	5.8 years
Additional information regarding options is as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Weighted-average grant date fair value of options granted during the period	$1.31	$2.06
Aggregate intrinsic value of options exercised during the period	$—	$7
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2020 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2020 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
The total compensation cost recognized for stock-based awards was $534 and $935 for the three and six months ended June 30, 2020 and $346 and $669 for the three and six months ended June 30, 2019, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Unrecognized compensation expense related to unvested options was approximately $3,148 at June 30, 2020, with a remaining amortization period of 2.4 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of June 30, 2020 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2019	243,695	$4.06	$695
Restricted stock units granted	517,978	2.08
Restricted stock units vested	(78,477)	4.07
Unvested units, June 30, 2020	683,196	$2.56	$1,120
Unrecognized compensation expense related to unvested restricted stock units was approximately $1,619 at June 30, 2020, with a remaining amortization period of 2.7 years.
(11) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2020 and 2019 primarily consists of foreign income taxes.
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
As of June 30, 2020, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.
(12) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statements of operations and comprehensive loss is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, convertible debt, restricted stock units, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warrants for common stock	1,204,371	251,189	1,204,371	251,189
Convertible debt	6,292,563	—	6,246,154	—
Common stock options	2,584,877	1,807,092	2,226,245	1,629,296
Restricted stock units	472,590	166,263	318,904	115,968
	10,554,401	2,224,544	9,995,674	1,996,453

(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $40,400 and $20,000, respectively at June 30, 2020. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$2,384	$1,206	$3,590	63.6%	$3,780	$3,899	$7,679	53.9%
IGB	760	1,039	1,799	31.9%	1,458	3,056	4,514	31.7%
Total Endoscopy	3,144	2,245	5,389	95.5%	5,238	6,955	12,193	85.5%
Surgical	—	—	—	—%	—	1,330	1,330	9.3%
Other	255	—	255	4.5%	721	10	731	5.2%
Total revenues	$3,399	$2,245	$5,644	100.0%	$5,959	$8,295	$14,254	100.0%
% Total revenues	60.2%	39.8%			41.8%	58.2%

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$6,139	$4,283	$10,422	63.7%	$6,787	$7,390	$14,177	51.6%
IGB	1,658	3,667	5,325	32.5%	2,917	5,919	8,836	32.2%
Total Endoscopy	7,797	7,950	15,747	96.2%	9,704	13,309	23,013	83.8%
Surgical	—	—	—	—%	—	3,030	3,030	11.0%
Other	582	33	615	3.8%	1,404	18	1,422	5.2%
Total revenues	$8,379	$7,983	$16,362	100.0%	$11,108	$16,357	$27,465	100.0%
% Total revenues	51.2%	48.8%			40.4%	59.6%
Total distributor sales were 27.5% and 32.2% of total OUS revenues for the three and six months ended June 30, 2020 and 33.7% and 30.8% of total OUS revenues for the three and six months ended June 30, 2019, respectively. Sales in the largest individual country outside the U.S. was 7.8% and 8.0% of total revenues for the three and six months ended June 30, 2020 and 8.4% and 8.8% for the three and six months ended June 30, 2019, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The following table represents property, equipment and right-of-use assets, net based on the geographic location of the asset:

	June 30, 2020	December 31, 2019
	(unaudited)
United States	$2,632	$2,934
Costa Rica	2,465	3,039
Other	468	639
Total property, equipment and right-of-use assets, net	$5,565	$6,612

(15) Subsequent Events
In July 2020, the Company issued and sold (i) 2,480,000 shares of common stock, par value $0.001 per share at a purchase price of $1.25 per share, or the Shares, and (ii) pre-funded warrants to purchase up to 17,520,000 shares of common stock, or the Warrant Shares, at a purchase price of $1.249 per warrant, or the Warrants, for aggregate gross proceeds of approximately $25,000. Each Warrant has an exercise price of $0.001 per Warrant Share.
In July 2020, the Company entered into the Sixth Amendment to the loan and security agreement with Solar Capital, Ltd. that waives the minimum revenue covenant requirements for the remainder of 2020 and also decreased the minimum liquidity requirement from $20,000 to $12,500.

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
Our core products are the OverStitch Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB") (most often branded as Orbera). In December 2018, we divested our Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories.
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic has adversely impacted our sales levels, business operations and results of operations due to significantly decreased procedures being performed that use our products across our markets and the broader economic contraction resulting from the pandemic. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect our sales levels, business operations and results from operations will continue to be adversely impacted to varying degrees for as long as the COVID-19 pandemic and related reductions in procedures that use our products persist. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business has been and will continue to be adversely affected by the ongoing COVID-19 outbreak.

COVID-19 Response
In March 2020, the World Health Organization declared that the COVID-19 outbreak had reached pandemic status and a number of countries, particularly countries in Europe that comprise the majority of our OUS sales and the United States, implemented a number of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available to be utilized for elective or deferrable procedures, including those that use our products. Following sales growth in the months of January and February that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures, including those that use our products. Our sales personnel who deliver in-person customer support and generate additional business with new customers and facilities were restricted from accessing our customers for these same reasons. Our sales began to recover in the months of May and June primarily as certain public health interventions implemented by various countries were lifted. However, as of the end of the second quarter of 2020, we have not reached the level of product sales prior to COVID-19, and we cannot predict whether the recovery we have experienced thus far will be sustained for so long as the pandemic continues and our markets continue to have risk of further COVID-19 related healthcare resource diversion, including as a result of government mandates.
Due to the business disruptions stemming directly from the COVID-19 pandemic, we have taken several actions to preserve our liquidity. As described in Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 26, 2020, we reduced 2019 cash bonuses and implemented reductions in compensation across our workforce. Effective April 20, 2020, we furloughed 57 U.S. employees and reduced the employment arrangements of an additional 34 employees outside the United States. While our intention is for the furlough of employees to be temporary, the adopted furlough program does not have a specific end date, and we will continue to evaluate business conditions to determine when to recall individual or groups of furloughed employees. To date, 16 employees have returned from furloughed status based on improving customer demand and business needs. In addition, we implemented a $100,000 salary cap, effective April 16, 2020, for all employees. Our intention is for the reductions in salary to be temporary; however, the salary reductions continue at this time due to the uncertain duration of the current COVID-19 business disruption.
The objective of the above cost reduction actions is to preserve liquidity with the goal of keeping our cash use during this period consistent with our experience prior to the pandemic. In addition, we have maintained an ability to deliver essential customer support and continue to invest in critical growth projects including the development of our new lower GI suturing product and the ongoing MERIT trial and other reimbursement initiatives.
On April 27, 2020, the Company was granted a Loan of $2.8 million under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.
Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset.
ReShape agreed to pay $17.0 million in cash, of which $2.0 million remains payable in December 2020 and $3.0 million remains payable in December 2021.
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
Cost of Sales
Our ESS products, representing the majority of our Endoscopy product sales, have historically been purchased from third-party manufacturers, and our cost of sales for these products has consisted of the actual purchase price from these manufacturers plus an allocation of our internal overhead cost. Cost of sales for products which we manufacture includes raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. In periods of reduced production volume, unabsorbed manufacturing overhead costs are charged to expense when incurred.
Our gross margin comparability between periods has been impacted by the shift in our revenue mix from Surgical to Endoscopy products. Demand for our divested Surgical products historically were declining but Surgical product sales realized a higher gross margin compared to our Endoscopy products, which have been growing in demand. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. Comparability of cost of sales and gross margin between periods could also be affected by changes in inventory valuation allowances related to obsolete or excess inventory. We expect to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and medical education departments. In addition, our sales and marketing expense includes costs associated with physician training, industry events, advertising and other promotional activities.
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
Results of Operations
Comparison of the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$5,644	100.0%	$14,254	100.0%
Cost of sales	3,215	57.0%	7,088	49.7%
Gross margin	2,429	43.0%	7,166	50.3%
Operating expenses:
Sales and marketing	2,265	40.1%	7,803	54.7%
General and administrative	2,157	38.2%	3,343	23.5%
Research and development	1,815	32.2%	2,689	18.9%
Amortization of intangible assets	490	8.7%	528	3.7%
Total operating expenses	6,727	119.2%	14,363	100.8%
Loss from operations	(4,298)	(76.2)%	(7,197)	(50.5)%
Interest expense, net	1,316	23.3%	669	4.7%
Other expense, net	633	11.2%	908	6.4%
Net loss before income taxes	(6,247)	(110.7)%	(8,774)	(61.6)%
Income tax expense	6	0.1%	—	—%
Net loss	$(6,253)	(110.8)%	$(8,774)	(61.6)%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$16,362	100.0%	$27,465	100.0%
Cost of sales	8,296	50.7%	13,058	47.5%
Gross margin	8,066	49.3%	14,407	52.5%
Operating expenses:
Sales and marketing	8,595	52.5%	15,500	56.4%
General and administrative	5,496	33.6%	7,060	25.7%
Research and development	3,962	24.2%	6,117	22.3%
Amortization of intangible assets	986	6.0%	1,081	3.9%
Settlement gain	—	—%	(5,609)	(20.4)%
Total operating expenses	19,039	116.3%	24,149	87.9%
Loss from operations	(10,973)	(67.0)%	(9,742)	(35.4)%
Interest expense, net	2,560	15.6%	1,628	5.9%
Other expense, net	2,927	17.9%	157	0.6%
Net loss before income taxes	(16,460)	(100.5)%	(11,527)	(41.9)%
Income tax expense	49	0.3%	51	0.2%
Net loss	$(16,509)	(100.8)%	$(11,578)	(42.1)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$2,384	$1,206	$3,590	$3,780	$3,899	$7,679	(36.9)%	(69.1)%	(53.2)%
IGB	760	1,039	1,799	1,458	3,056	4,514	(47.9)%	(66.0)%	(60.1)%
Total Endoscopy	3,144	2,245	5,389	5,238	6,955	12,193	(40.0)%	(67.7)%	(55.8)%
Surgical	—	—	—	—	1,330	1,330	—%	(100.0)%	(100.0)%
Other (1)	255	—	255	721	10	731	(64.6)%	(100.0)%	(65.1)%
Total revenues	$3,399	$2,245	$5,644	$5,959	$8,295	$14,254	(43.0)%	(72.9)%	(60.4)%
% Total revenues	60.2%	39.8%		41.8%	58.2%
(1) Other U.S. revenue includes $0.2 million and $0.6 million of transition and manufacturing services provided to ReShape for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$6,139	$4,283	$10,422	$6,787	$7,390	$14,177	(9.5)%	(42.0)%	(26.5)%
IGB	1,658	3,667	5,325	2,917	5,919	8,836	(43.2)%	(38.0)%	(39.7)%
Total Endoscopy	7,797	7,950	15,747	9,704	13,309	23,013	(19.7)%	(40.3)%	(31.6)%
Surgical	—	—	—	—	3,030	3,030	—%	(100.0)%	(100.0)%
Other (1)	582	33	615	1,404	18	1,422	(58.5)%	83.3%	(56.8)%
Total revenues	$8,379	$7,983	$16,362	$11,108	$16,357	$27,465	(24.6)%	(51.2)%	(40.4)%
% Total revenues	51.2%	48.8%		40.4%	59.6%
(1) Other U.S. revenue includes $0.3 million and $1.1 million of transition and manufacturing services provided to ReShape for the six months ended June 30, 2020 and 2019, respectively.

Non-GAAP Endoscopy product sales percentage change in constant currency were as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	(68.3)%	(52.9)%	(39.6)%	(25.2)%
IGB	(65.0)%	(59.5)%	(36.1)%	(38.4)%
Total Endoscopy	(66.9)%	(55.3)%	(38.0)%	(30.3)%

Total revenues for the three months ended June 30, 2020 were $5.6 million, compared to $14.3 million for the three months ended June 30, 2019, a decrease of 60.4%. Total revenues for the six months ended June 30, 2020 were $16.4 million, compared to $27.5 million for the six months ended June 30, 2019, a decrease of 40.4%. The decline in revenues for the three and six months ended June 30, 2020 was primarily due to the COVID-19 pandemic and related shelter-in-place restrictions and diversion of healthcare resources in our markets. In addition, total revenue declined $1.7 million and $3.8 million for the three and six months ended June 30, 2020, respectively as we completed certain of our transition service obligations following the divestiture of the Surgical product line during 2019.
Following sales growth in the months of January and February that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April declined commensurate with the global decline in elective procedures and began to recover in the months of May and June, as a result of the lifting of certain public health interventions implemented by various countries. U.S. sales in the month of June 2020 approximated 90% of June 2019 month sales; however, the rate of recovery of OUS markets has been slower to date than in the U.S., and we have less visibility into underlying procedure trends in distributor markets. Total Endoscopy product sales decreased $6.8 million, or 55.8%, for the three months ended June 30, 2020 from $12.2 million in the same period of 2019 and $7.3 million, or 31.6%, for the six months ended June 30, 2020 from $23.0 million in the same period of 2019. Direct market Endoscopy product sales accounted for approximately 88.6% and 83.7% of total Endoscopy product sales for the three and six months ended June 30, 2020, compared to 79.1% and 79.8% for the same periods of 2019, respectively.
Total ESS product sales decreased $4.1 million and $3.8 million, or 53.2% and 26.5%, for the three and six months ended June 30, 2020, when compared to the same periods of 2019, respectively. U.S. ESS product sales decreased $1.4 million and $0.6 million, or 36.9% and 9.5%, for the three and six months ended June 30, 2020, when compared to the same periods in 2019, respectively. OUS ESS product sales decreased $2.7 million and $3.1 million, or 69.1% and 42.0%, for the three and six months ended June 30, 2020 when compared to the same periods of 2019. Decreased ESS product sales worldwide is due to the impact of the COVID-19 pandemic described above.
Total IGB product sales decreased $2.7 million and $3.5 million, or 60.1% and 39.7%, for the three and six months ended June 30, 2020, when compared to the same period of 2019, respectively, primarily due to the impact of the COVID-19 pandemic described above. U.S. IGB product sales decreased $0.7 million and $1.3 million, or 47.9% and 43.2%, while OUS IGB product sales decreased $2.0 million and $2.3 million, or 66.0% and 38.0%, for the three and six months ended June 30, 2020, when compared to the same period in 2019, respectively.
Included in other revenues is $0.2 million and $0.3 million for the three and six months ended June 30, 2020 and $0.6 million and $1.1 million for the same periods in 2019, respectively, of transition and manufacturing services provided to ReShape. We remain obligated to perform manufacturing services through December 2020.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$1,778	31.5%	$5,120	35.9%
Overhead	1,148	20.3%	1,242	8.7%
Other indirect costs	289	5.2%	726	5.1%
Total cost of sales	$3,215	57.0%	$7,088	49.7%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$5,151	31.5%	$8,773	31.9%
Overhead	2,287	14.0%	2,757	10.0%
Other indirect costs	858	5.2%	1,528	5.6%
Total cost of sales	$8,296	50.7%	$13,058	47.5%
Gross Margin
Gross margin as a percentage of revenue was 43.0% and 49.3% for the three and six months ended June 30, 2020, compared to 50.3% and 52.5% for the same periods of 2019, respectively. The decline in gross margin percentage is primarily due to $0.5 million of unabsorbed overhead costs due to lower production volumes charged to cost of sales for the three months ended June 30, 2020 as we reduced our manufacturing activities in order to preserve liquidity in response to the anticipated impact of the COVID-19 pandemic. Excluding these unabsorbed overhead costs, Endoscopy product gross margin was 50.7% and 51.5% for the three and six months ended June 30, 2020, compared to 50.1% and 50.4% for the same periods of 2019.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $5.5 million and $6.9 million for the three and six months ended June 30, 2020 when compared to the same periods in 2019, respectively, as a result of the cost saving actions we initiated in response to the COVID-19 pandemic.
General and Administrative Expense. General and administrative expense decreased $1.2 million and $1.6 million for the three and six months ended June 30, 2020 when compared to the same periods of 2019, respectively, primarily due to lower audit fees during the first quarter and as a result of the cost saving actions we initiated in response to the COVID-19 pandemic.
Research and Development Expense. Research and development expense decreased $0.9 million and $2.2 million for the three and six months ended June 30, 2020 when compared to the same periods for 2019, respectively, primarily due to lower clinical trial costs during the first quarter as enrollment milestones were achieved in 2019 for clinical studies that we are funding and as a result of the cost saving actions we initiated in response to the COVID-19 pandemic.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged and decreased $0.1 million for the three and six months ended June 30, 2020 when compared to the same periods in 2019, respectively.
Settlement gain. Settlement gain of $5.6 million for the six months ended June 30, 2019 resulted from the resolution of a dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.
Loss from Operations
Loss from operations for the three and six months ended June 30, 2020 was $4.3 million and $11.0 million compared to $7.2 million and $9.7 million for three and six months ended June 30, 2019, respectively. Excluding the settlement gain recorded in the six months ended June 30, 2019 of $5.6 million, our loss from operations decreased by $4.4 million, or 28.5%, in the six months ended June 30, 2020 as our cost saving actions initiated in the second quarter of 2020 in response to the COVID-19 pandemic offset the reduction in gross margin due to lower revenues.
Other Expenses
Interest Expense, net. Net interest expense increased by $0.6 million and $0.9 million for the three and six months ended June 30, 2020 when compared to the same periods in 2019, respectively, primarily due to non-cash interest on the Convertible Debt and lower interest income.
Other Expense, net. Other expense primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. During the three and six months ended June 30, 2020, unrealized exchange rate losses on these intercompany loans were $0.6 million and $2.8 million for the three and six months ended June 30, 2020 compared to unrealized losses of $1.3 million and $0.4 million for the three and six months ended June 30, 2019.

Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $266.7 million as of June 30, 2020. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which have resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In July 2020, we issued shares of our common stock and pre-funded warrants for aggregate gross proceeds of approximately $25.0 million and entered into the Sixth Amendment to our loan and security agreement with Solar Capital, Ltd. that waives the minimum revenue covenant requirements for the remainder of 2020 and also decreased our minimum liquidity requirement from $20.0 million to $12.5 million.
Management believes its existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources. There are no assurances that such additional funding will be obtained, including due to the degree or duration that the COVID-19 pandemic will negatively impact our business, sales levels and liquidity.
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
The Credit Agreement has been amended in March 2020, April 2020, and July 2020. These amendments, among other things, (i) waives the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduces the minimum liquidity requirement to $12.5 million, (iii) establishes a minimum LIBOR interest rate, (iv) increases the final fee due at the end of the loan term to 5.0% from 4.9%, (v) permitted us to enter into a loan under the SBA's PPP established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and (vi) waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019.
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
As of June 30, 2020, $20.0 million aggregate principal amount was outstanding under the Convertible Debt. In July 2020, $0.6 million of interest due for the six-month period ended June 30, 2020 automatically accreted into principal outstanding under the Convertible Debt.
CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2.8 million under the PPP established under the CARES Act. The Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on November 27, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, rent, utilities, and interest on debt. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. As of June 30, 2020, we have incurred approximately $2.4 million in qualifying expenses; however, we are not able to determine the amount, if any, that might be forgiven.
On June 5, 2020, the PPP Flexibility Act was signed into law which, among other things, (i) extended the covered period from 8 weeks after the date of PPP funding to 24 weeks after the date of PPP funding, (ii) reduced the required amount of payroll expenditures from 75% to 60%, (iii) removed the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and (iv) extended the repayment deferral period to be the earlier of (a) the date forgiveness funds are received or (b) 10 months from the end of the covered period. We are evaluating the impact of these changes on the PPP Loan, including the payment date and the amounts available for forgiveness.
The CARES Act also includes provisions to allow for the deferral of the employer portion of payroll taxes during the period of March 27, 2020 through December 31, 2020. The payroll tax deferrals are required to be paid over two years with half of the amount to be paid by December 31, 2021 and the other half by December 31, 2022. We began to exercise this deferral in July 2020.
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(13,272)	$(12,727)
Net cash used in investing activities	(458)	(458)
Net cash provided by financing activities	2,585	12,118
Effect of exchange rate changes on cash	(67)	(11)
Net change in cash, cash equivalents and restricted cash	$(11,212)	$(1,078)
Operating Activities
Cash used in operating activities of $13.3 million for the six months ended June 30, 2020 was primarily the result of a net loss of $16.5 million offset by non-cash items of $6.8 million, primarily related to depreciation, amortization, foreign currency on intercompany loans, non-cash interest, and stock based compensation. Net loss, after adjustment for non-cash items, improved $3.9 million compared to the same period in 2019 due to lower operating expenses, primarily due to cost saving actions we initiated to preserve our liquidity during the COVID-19 pandemic, which offset reduced gross margin. Additionally, cash used by operating assets and liabilities of $3.5 million related to working capital changes primarily related to accounts receivable, inventory, accounts payable and accrued expenses.
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
Investing Activities
Cash used in investing activities of $0.5 million for both the six months ended June 30, 2020 and 2019 were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $2.6 million for the six months ended June 30, 2020 was primarily related to the proceeds received from the PPP Loan granted in April 2020, offset by the payment of financing costs associated with the Fourth and Fifth Amendments to our Credit Agreement.
Cash provided by financing activities of $12.1 million for the six months ended June 30, 2019 was primarily related to the net proceeds received from the Term Loan Facility refinancing.

Future Funding Requirements
As of June 30, 2020, we had cash, cash equivalents and restricted cash balances totaling $19.7 million. With the additional $25.0 million of equity raised in July 2020, we believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
Any future capital requirements will depend on many factors including market acceptance of our products, the costs of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance with our lending facility, and the costs and timing of sales, marketing, distribution and manufacturing activities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by rules enacted by the U.S. Securities and Exchange Commission ("SEC").
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States and Europe for a 30-day period. Later in March 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Several states and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and will continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
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

Restrictions on the ability to travel, social distancing policies, orders and restriction, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions begin to be relaxed or lifted and various jurisdictions gradually reopen, we are unable to accurately predict when these policies, orders and restrictions will be fully relaxed or lifted or for how long they will remain relaxed or lifted. There can be no assurances that patients or providers will restart procedures that use our devices upon the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have deferred and may continue to defer their purchases of our products due to the ongoing COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations following a slowdown in the pandemic, which would harm the recovery of our sales growth as well. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures we have instituted to date, could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.
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
We have incurred net losses since our inception in 2005. For the years ended December 31, 2019 and 2018, we had net losses of $27.4 million and $45.8 million, respectively, and for the six months ended June 30, 2020 we had a net loss of $16.5 million. As of June 30, 2020, we had an accumulated deficit of $266.7 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.

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

In order to manage the impact of COVID-19, we have implemented cost reduction programs including furloughs, salary reductions and work hour reductions that have impacted all employees. The introduction of these cost reduction measures increases the likelihood the employees may terminate employment. Our future success will depend largely on our ability maintain our workforce until business conditions improve such that we can return employees to previous employment status, salary, and work hour levels. However, we cannot assure you we will be able to maintain our workforce or to replace any departing personnel on favorable or commercially reasonable terms, if at all. Loss of personnel may negatively impact our ability to support business activities in the future if and when market activities return to pre-COVID-19 levels. The cost reduction programs were implemented in multiple foreign and domestic jurisdictions and may also expose us to contract or other disputes with impacted employees that may be detrimental to our business.
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
The U.K.’s withdrawal from the EU is commonly referred to as “Brexit.” The U.K. and the EU have agreed to a withdrawal agreement (the “Withdrawal Agreement”) which was approved by the U.K. Parliament in January 2020. Under the Withdrawal Agreement, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue to determine the customs and trading relationship that will exist between the U.K. and the EU following the expiration of the Transition Period. Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Our notified body in Europe was BSI based in the U.K., which will no longer have standing in the EU as a notified body. We subsequently transferred our notified body to BSI in the Netherlands which required that we change product labeling and packaging for all our products and may have other potential implications that have yet to be identified at this time. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency transaction or translation risks. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and our U.K. sales may suffer as a result. Our efforts to mitigate the risk of this supply disruption to our U.K. customers may not prove sufficient.
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
Any product for which we obtain approval or clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the quality system requirements ("QSR"). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the U.S. or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
The auditor's opinion on our audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operations raise substantial doubt about our ability to continue as a going concern. In July 2020, we issued shares of common stock and pre-funded warrants for aggregate gross proceeds of approximately $25.0 million and entered into the Sixth Amendment to our loan and security agreement with Solar Capital, Ltd. that waives the minimum revenue covenant requirements for the remainder of 2020 and also decreased the minimum liquidity requirement from $20.0 million to $12.5 million. With the additional $25.0 million of equity raised in July 2020, we believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
Any future capital requirements will depend on many factors including market acceptance of our products, the costs of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance with our lending facility, and the costs and timing of sales, marketing, distribution and manufacturing activities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
We have substantial indebtedness which contain restrictive covenants that may limit our operating flexibility and our failure to comply with the covenants and payment requirements of our indebtedness may subject us to increased interest expenses, lender consent and amendment costs or adverse financial consequences.
In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar"). We used $22.4 million of the proceeds to repay the existing senior secured credit facility. We may borrow an additional $5.0 million upon our request subject to further credit approval. We cannot assure you that additional funding will be received. In April and July 2020, we entered into amendments to this agreement to allow us to enter into a loan under PPP, provide revenue covenant relief for the remainder of 2020 due to the impact of COVID-19, and decrease the minimum liquidity requirement from $20.0 million to $12.5 million. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
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
In June 2020, the PPP Flexibility Act was signed into law which, among other things, (i) extended the covered period from 8 weeks after the date of PPP funding to 24 weeks after the date of PPP funding, (ii) reduced the required amount of payroll expenditures from 75% to 60%, (iii) removed the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and (iv) extended the repayment deferral period to be the earlier of (a) the date forgiveness funds are received or (b) 10 months from the end of the covered period. We are evaluating the impact of these changes on the PPP Loan, including the payment date and the amounts available for forgiveness. There can be no assurance that we will be eligible or able to take advantage of certain of the changes under the PPP Flexibility Act.

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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage medical device, pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•a slowdown in the medical device industry or the general economy, including due to the COVID-19 pandemic;
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
The conversion of some or all of our outstanding convertible debt may also dilute the ownership interests of existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such conversion, including pursuant to our registration statement on Form S-3 with respect to shares underlying these convertible debt, could negatively impact prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible debt into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.
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
As of June 30, 2020, the majority of the outstanding shares of our common stock was held by a relatively small number of stockholders. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2020.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)