Form 10-Q
period 2020-09-30
Apollo Endosurgery, Inc.
filed 2020-11-05
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 25,783,554 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,430	$29,905
Accounts receivable, net of allowance for doubtful accounts of $596 and $658, respectively	8,222	9,232
Inventory, net	10,041	8,865
Prepaid expenses and other current assets	2,748	2,998
Total current assets	58,441	51,000
Restricted cash	765	1,016
Property, equipment and right-of-use assets, net	6,743	6,612
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $12,737 and $11,648, respectively	6,469	7,831
Other assets	2,985	2,833
Total assets	$80,693	$74,582
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,359	$9,902
Accrued expenses	7,343	8,438
Current portion of long-term debt	8,326	34,449
Total current liabilities	19,028	52,789
Long-term debt	29,451	—
Convertible debt	19,389	18,554
Long-term liabilities	2,406	1,116
Total liabilities	70,274	72,459
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,677,676 and 20,951,963 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	24	21
Additional paid-in capital	275,883	250,634
Accumulated other comprehensive income	3,780	1,630
Accumulated deficit	(269,268)	(250,162)
Total stockholders' equity	10,419	2,123
Total liabilities and stockholders' equity	$80,693	$74,582

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$12,826	$11,259	$29,188	$38,724
Cost of sales	5,840	5,826	14,136	18,884
Gross margin	6,986	5,433	15,052	19,840
Operating expenses:
Sales and marketing	4,178	6,495	12,773	21,995
General and administrative	2,374	3,159	7,870	10,219
Research and development	1,522	2,128	5,484	8,245
Amortization of intangible assets	486	510	1,472	1,591
Settlement gain	—	—	—	(5,609)
Total operating expenses	8,560	12,292	27,599	36,441
Loss from operations	(1,574)	(6,859)	(12,547)	(16,601)
Other expenses:
Interest expense, net	1,335	1,221	3,895	2,849
Other (income) expense, net	(353)	498	2,574	655
Net loss before income taxes	(2,556)	(8,578)	(19,016)	(20,105)
Income tax expense	41	80	90	131
Net loss	$(2,597)	$(8,658)	$(19,106)	$(20,236)
Other comprehensive income:
Foreign currency translation	(253)	176	2,150	207
Comprehensive loss	$(2,850)	$(8,482)	$(16,956)	$(20,029)
Net loss per share, basic and diluted	$(0.11)	$(0.40)	$(0.88)	$(0.93)
Weighted average common shares outstanding, basic and diluted	23,110,524	21,401,044	21,798,336	21,743,218

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2019	21,933,102	$22	$249,791	$2,532	$(234,308)	$18,037
Exercise of common stock options	1,867	—	4	—	—	4
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Stock based compensation	—	—	390	—	—	390
Foreign currency translation	—	—	—	176	—	176
Net loss	—	—	—	—	(8,658)	(8,658)
Balances at September 30, 2019	20,934,969	$21	$250,186	$2,708	$(242,966)	$9,949

Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)
Issuance of restricted stock units	1,289	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Stock based compensation	—	—	586	—	—	586
Foreign currency translation	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(2,597)	(2,597)
Balances at September 30, 2020	23,677,676	$24	$275,883	$3,780	$(269,268)	$10,419

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Nine Months Ended September 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,730)	$28,908
Exercise of common stock options	5,621	—	11	—	—	11
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Issuance of restricted stock units	29,826	—	—	—	—	—
Stock based compensation	—	—	1,059	—	—	1,059
Foreign currency translation	—	—	—	207	—	207
Net loss	—	—	—	—	(20,236)	(20,236)
Balances at September 30, 2019	20,934,969	$21	$250,186	$2,708	$(242,966)	$9,949

Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	79,766	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Stock based compensation	—	—	1,521	—	—	1,521
Foreign currency translation	—	—	—	2,150	—	2,150
Net loss	—	—	—	—	(19,106)	(19,106)
Balances at September 30, 2020	23,677,676	$24	$275,883	$3,780	$(269,268)	$10,419

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,106)	$(20,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,820	3,108
Amortization of deferred financing costs	487	470
Non-cash interest	1,104	214
Provision for doubtful accounts receivable	34	209
Inventory impairment	—	80
Stock based compensation	1,521	1,059
Unrealized foreign exchange on intercompany payables	2,366	950
Settlement gain	—	(5,609)
Changes in operating assets and liabilities:
Accounts receivable	930	2,074
Inventory	(1,286)	(1,042)
Prepaid expenses and other assets	387	(319)
Accounts payable and accrued expenses	(7,274)	97
Net cash used in operating activities	(18,017)	(18,945)
Cash flows from investing activities:
Purchases of property and equipment	(431)	(466)
Purchases of intangibles and other assets	(117)	(181)
Proceeds from sale of equipment	—	18
Net cash used in investing activities	(548)	(629)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	11
Proceeds from issuance of common stock	23,262	—
Proceeds from long-term debt	2,824	35,000
Proceeds from convertible debt	—	20,000
Payments of deferred financing costs	(260)	(2,737)
Payment of long-term debt	—	(21,668)
Net cash provided by financing activities	25,828	30,606
Effect of exchange rate changes on cash	11	(63)
Net change in cash, cash equivalents and restricted cash	7,274	10,969
Cash, cash equivalents and restricted cash at beginning of year	30,921	25,007
Cash, cash equivalents and restricted cash at end of period	$38,195	$35,976

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,398	$2,634
Cash paid for income taxes	52	132
Right-of-use assets recognized in exchange for lease obligations (non-cash)	1,152	2,789

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
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices to advance gastrointestinal therapeutic endoscopy. The Company develops and distributes devices that are used by surgeons and gastroenterologists for a variety of procedures related to gastrointestinal defect and complication management or bariatric (weight loss) intervention.
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
Liquidity and Capital Resources
The Company has experienced operating losses since inception and expects its negative cash flows from operating activities to continue. To date, the Company has funded its operating losses through equity offerings and the issuance of debt instruments. The Company’s ability to fund operations and meet debt covenant requirements will depend on its level of future revenue and operating cash flow and its ability to access additional funding through either equity offerings, issuances of debt instruments or both. At December 31, 2019 and March 31, 2020, substantial doubt existed about the Company's ability to continue as a going concern due to the temporary reduction in sales resulting from the COVID-19 pandemic and the uncertainty regarding how long COVID-19 would impact the Company's business. As a result, the auditor's opinion on the Company's audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet operations raise substantial doubt about the Company's ability to continue as a going concern.
In July 2020, the Company issued shares of common stock and pre-funded warrants for aggregate gross proceeds of approximately $25,000 and entered into the Sixth Amendment to the loan and security agreement with Solar Capital, Ltd. that waives the minimum revenue covenant requirements for the remainder of 2020 and also decreased the minimum liquidity requirement from $20,000 to $12,500.
Management believes the Company's existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months. Management evaluates the Company's liquidity requirements, alternative uses of capital, capital needs and available resources on an on-going basis. As a result of this process, the Company has in the past, and may in the future, explore alternatives to finance its business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources.

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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include revenue recognition, impairment of long-lived assets and goodwill, and valuation of inventory.

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
(c) Recent Accounting Pronouncements
On January 1, 2020, the Company adopted the provision of Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The adoption did not result in any financial statement adjustment or change to the Company's critical accounting policies. Due to the impact of the COVID-19 pandemic on the business, the Company performed an updated interim goodwill impairment test as of September 30, 2020 and concluded no impairment was required.
In March 2020, ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients for contracts that reference LIBOR, if certain criteria are met, that can be applied through December 31, 2022. As reference rate reform is still an ongoing process, the Company will continue to evaluate the timing and potential impact of adoption for optional expedients when deemed necessary.

(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At September 30, 2020, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $38,195. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.
The Company had one customer representing approximately 15% of the Company's net accounts receivable balance as of December 31, 2019. There were no concentrations greater than 10% of the Company's net accounts receivable as of September 30, 2020. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and nine months ended September 30, 2020 and 2019.

(4) Inventory
Inventory consists of the following as of:

	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$2,417	$2,834
Work in progress	754	532
Finished goods	6,870	5,499
Total inventory	$10,041	$8,865
The Company recorded inventory impairment charges of $40 and $80 for the three and nine months ended September 30, 2019, respectively. There were no inventory impairment charges during the same periods of 2020. Finished goods included $133 of consigned inventory at September 30, 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	September 30, 2020	December 31, 2019
		(unaudited)
Equipment	5 years	$7,520	$7,491
Right-of-use assets	1-5 years	4,014	2,890
Furniture, fixtures and tooling	4-8 years	2,155	2,233
Computer hardware	3-5 years	1,240	1,261
Leasehold improvements	3-5 years	1,743	1,671
Construction in process		377	198
		17,049	15,744
Less accumulated depreciation		(10,306)	(9,132)
Property, equipment and right-of-use assets, net		$6,743	$6,612
The Company recorded depreciation expense of $435 and $1,346 for the three and nine months ended September 30, 2020 and $436 and $1,411 for the three and nine months ended September 30, 2019, respectively. There were no impairment charges for the three and nine months ended September 30, 2020 and 2019. The Company disposed of $275 of property, equipment and right-of-use assets no longer utilized during the nine months ended September 30, 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. In September 2020, the Company extended the lease of the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for equipment and vehicles.
As of September 30, 2020, the maturities of the Company's operating lease liabilities are as follows:

2020	$285
2021	982
2022	565
2023	490
2024	428
Thereafter	1,579
Total lease payments	4,329
Less imputed interest	(1,149)
Total operating lease liabilities	$3,180
Operating lease liabilities of $774 and $932 are included in accrued expenses and $2,406 and $1,116 are included in long-term liabilities, as of September 30, 2020 and December 31, 2019, respectively. Operating lease expense and cash paid within operating cash flows for operating leases was $286 and $870 for the three and nine months ended September 30, 2020 and $306 and $958 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the weighted average remaining lease term was 5.3 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.0%.

(6) Other Assets
Included in other assets as of September 30, 2020 and December 31, 2019 is $2,698 and $2,511 for the non-current portion of the remaining $5,000 receivable due from ReShape Lifesciences Inc. ("ReShape"), respectively, for the remaining unpaid consideration from the divestiture of the Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories, in December 2018. Interest on the receivable accretes at 10% annually. Imputed interest income on the ReShape receivable was $105 and $317 for the three and nine months ended September 30, 2020 and $151 and $474 for the three and nine months ended September 30, 2019, respectively, and is included within interest expense, net.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Accrued Expenses
Accrued expenses consists of the following as of:

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued employee compensation and expenses	$3,797	$3,183
Accrued professional service fees	912	653
Lease liability	774	932
Accrued insurance and taxes	471	271
Accrued interest	309	467
Accrued returns and rebates	127	216
Settlement liability	—	1,625
Other	953	1,091
Total accrued expenses	$7,343	$8,438

In April 2019, the Company entered into a settlement agreement with Allergan, Inc. to resolve a dispute related to amounts charged for inventory purchases and transition services provided through 2016, after the Company’s asset acquisition of the obesity intervention business in December 2013. The settlement agreement provided for a payment of $3,250 to completely discharge all remaining possibility for these charges. The Company recognized a gain of $5,609 in 2019 as a result of this settlement agreement.

(8) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2020	December 31, 2019
	(unaudited)
Term loan facility	$35,000	$35,000
PPP loan	2,824	—
Payment-in-kind interest	1,029	517
Deferred financing costs	(1,076)	(1,068)
Less current portion	(8,326)	(34,449)
Long-term debt	$29,451	$—
Term Loan Facility
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at the greater of LIBOR or 1.35575%, plus 7.5%. Interest only is payable in arrears until March 1, 2021. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before March 15, 2029. The Credit Agreement provides that the Company may borrow an additional $5,000 upon its request, subject to further credit approval. The Credit Agreement, collateralized by substantially all of the Company's assets, includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay its previous senior secured credit agreement in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Credit Agreement was amended in March 2020, April 2020, and July 2020. These amendments, among other things, (i) waive the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduce the minimum liquidity requirement to $12,500, (iii) establish a minimum LIBOR interest rate, (iv) increase the final fee due at the end of the loan term to 5.0% from 4.9%, (v) permitted the Company to enter into a loan under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and (vi) waived the financial statement covenant default associated with the going concern opinion of the Company's independent registered public accounting firm for the year ended December 31, 2019. In connection with the July 2020 amendment and concurrent equity raise, the Company reclassified the term loan facility from current liabilities to the scheduled maturity of the principal payments set out in the Credit Agreement.
As of September 30, 2020, the Company was in compliance with all financial covenants.
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, the Company was granted a loan of $2,824 under the PPP established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
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
As of September 30, 2020, the Company has incurred more than $2,824 in qualifying expenses during the covered period; however the Company is not able to determine the amount, if any, that might be forgiven until completion of the covered period.
Interest expense on the Company's long term debt was $1,054 and $3,144 for the three and nine months ended September 30, 2020 and $1,284 and $3,504 for the three and nine months ended September 30, 2019, respectively.
Principal payments of the Company's long-term debt are as follows:

2020	$—
2021	12,294
2022	15,883
2023	9,647
2024	—
Thereafter	—
$37,824

(9) Convertible Debt
Convertible debt consists of the following as of:

	September 30, 2020	December 31, 2019
	(unaudited)
Convertible debt	$20,600	$20,000
Deferred financing costs	(1,211)	(1,446)
Total convertible debt	$19,389	$18,554

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
In January 2020, the Company issued 164,797 shares of the Company's common stock to holders of the Convertible Debt in fulfillment of $467 of accrued interest as of December 31, 2019. In July 2020, outstanding interest of $600 was accreted to the principal amount of the Convertible Debt. As of September 30, 2020, accrued interest on the Convertible Debt is $309.
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
Interest expense on the Convertible Debt was $388 and $1,144 for the three and nine months ended September 30, 2020 and $208 for both the three and nine months ended September 30, 2019.

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
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of September 30, 2020 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2019	1,927,194	$5.01	7.5 years	$87
Options granted	1,216,942	2.08
Options exercised	(1,150)	1.76
Options forfeited	(133,073)	4.18
Options outstanding, vested and expected to vest, September 30, 2020	3,009,913	3.86	7.8 years	—
Options exercisable	1,331,243	$5.14	6.1 years	$—
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Risk free interest rate	0.4%	2.2%
Expected dividend yield	—%	—%
Estimated volatility	73.8%	64.6%
Expected life	5.8 years	5.8 years

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Additional information regarding options is as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Weighted-average grant date fair value of options granted during the period	$1.31	$2.04
Aggregate intrinsic value of options exercised during the period	$—	$10
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2020 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2020 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
The total compensation cost recognized for stock-based awards was $586 and $1,521 for the three and nine months ended September 30, 2020 and $390 and $1,059 for the three and nine months ended September 30, 2019, respectively.
Unrecognized compensation expense related to unvested options was approximately $2,627 at September 30, 2020, with a remaining amortization period of 2.2 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of September 30, 2020 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2019	243,695	$4.06	$695
Restricted stock units granted	517,978	2.08
Restricted stock units vested	(79,766)	4.06
Restricted stock units forfeited	(4,302)	2.08
Unvested units, September 30, 2020	677,605	$2.56	$1,145
Unrecognized compensation expense related to unvested restricted stock units was approximately $1,437 at September 30, 2020, with a remaining amortization period of 2.4 years.

(11) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2020 and 2019 primarily consists of foreign income taxes.
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
As of September 30, 2020, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants for common stock	14,725,241	736,980	5,744,225	383,858
Convertible debt	6,385,483	3,304,235	6,292,599	1,113,515
Common stock options	3,009,913	2,004,749	2,459,202	1,716,127
Restricted stock units	677,605	233,774	437,640	150,366
	24,798,242	6,279,738	14,933,666	3,363,866

(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $40,400 and $20,600, respectively at September 30, 2020. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$4,734	$2,928	$7,662	59.7%	$3,711	$2,949	$6,660	59.2%
IGB	1,853	3,021	4,874	38.0%	1,088	2,633	3,721	33.0%
Total Endoscopy	6,587	5,949	12,536	97.7%	4,799	5,582	10,381	92.2%
Surgical	—	—	—	—%	—	640	640	5.7%
Other	272	18	290	2.3%	228	10	238	2.1%
Total revenues	$6,859	$5,967	$12,826	100.0%	$5,027	$6,232	$11,259	100.0%
% Total revenues	53.5%	46.5%			44.6%	55.4%

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$10,873	$7,211	$18,084	62.0%	$10,498	$10,339	$20,837	53.8%
IGB	3,511	6,688	10,199	34.9%	4,005	8,552	12,557	32.4%
Total Endoscopy	14,384	13,899	28,283	96.9%	14,503	18,891	33,394	86.2%
Surgical	—	—	—	—%	—	3,670	3,670	9.5%
Other	854	51	905	3.1%	1,632	28	1,660	4.3%
Total revenues	$15,238	$13,950	$29,188	100.0%	$16,135	$22,589	$38,724	100.0%
% Total revenues	52.2%	47.8%			41.7%	58.3%
Total distributor sales were 30.4% and 31.4% of total OUS revenues for the three and nine months ended September 30, 2020 and 34.4% and 31.8% of total OUS revenues for the three and nine months ended September 30, 2019, respectively. In March 2020, the Company entered into a distributor agreement with a third party Brazilian medical device distribution company and ceased its direct sales operations in Brazil. Sales in the largest individual country outside the U.S. was 8.9% and 8.4% of total revenues for the three and nine months ended September 30, 2020 and 6.8% and 8.2% for the three and nine months ended September 30, 2019, respectively.
The following table represents property, equipment and right-of-use assets, net based on the geographic location of the asset:

	September 30, 2020	December 31, 2019
	(unaudited)
United States	$2,338	$2,934
Costa Rica	3,961	3,039
Other	444	639
Total property, equipment and right-of-use assets, net	$6,743	$6,612

(15) Subsequent Events
In October 2020, pursuant to the terms of the Securities Purchase Agreement, 2,105,836 warrants were automatically exchanged for shares of the Company's common stock following the special stockholders meeting held on October 7, 2020 to approve the issuance of shares upon the exercise of certain warrants in accordance with Nasdaq listing rules.

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
Impact of COVID-19 on Our Business
In March 2020, the World Health Organization declared that the COVID-19 outbreak had reached pandemic status and a number of countries, particularly countries in Europe that comprise the majority of our OUS sales and the United States, implemented a number of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available to be utilized for elective or deferrable procedures, including those that use our products. Following sales growth in the months of January and February that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures, including those that use our products. Our sales personnel who deliver in-person customer support and generate additional business with new customers and facilities were restricted from accessing our customers for these same reasons. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and elective procedures, including those that use our products, increased. As a result, our sales for the three months ended September 30, 2020 have exceeded those in the same period of 2019. Despite these encouraging signs, the COVID-19 pandemic remains active and continues to represent high uncertainty concerning our sales outlook and risk to our business operations. We believe the precautionary measures and challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent increase in revenue relative to comparative periods in 2019 is indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business has been and will continue to be adversely affected by the ongoing COVID-19 outbreak.

Due to the business disruptions stemming directly from the COVID-19 pandemic, we have taken several actions to preserve our liquidity. As described in Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 26, 2020, we reduced 2019 cash bonuses and implemented reductions in compensation across our workforce. Effective April 20, 2020, we furloughed 57 U.S. employees and reduced the employment arrangements of an additional 34 employees outside the United States. In addition, we implemented a $100,000 salary cap, effective April 16, 2020, for all employees. In September 2020, the employee furlough program was discontinued and 35 employees were not recalled resulting in severance costs of $0.2 million. The annual compensation costs associated with these positions were approximately $5.0 million. We also began a salary restoration plan to restore employee salaries to pre-reduction levels by November 2020.
On April 27, 2020, the Company was granted a Loan of $2.8 million under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
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
Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreement. All transition and distribution services were completed as of December 31, 2019. We remain obligated to perform manufacturing services through December 2020.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$12,826	100.0%	$11,259	100.0%
Cost of sales	5,840	45.5%	5,826	51.7%
Gross margin	6,986	54.5%	5,433	48.3%
Operating expenses:
Sales and marketing	4,178	32.6%	6,495	57.7%
General and administrative	2,374	18.5%	3,159	28.1%
Research and development	1,522	11.9%	2,128	18.9%
Amortization of intangible assets	486	3.8%	510	4.5%
Total operating expenses	8,560	66.8%	12,292	109.2%
Loss from operations	(1,574)	(12.3)%	(6,859)	(60.9)%
Interest expense, net	1,335	10.4%	1,221	10.8%
Other (income) expense, net	(353)	(2.8)%	498	4.4%
Net loss before income taxes	(2,556)	(19.9)%	(8,578)	(76.1)%
Income tax expense	41	0.3%	80	0.7%
Net loss	$(2,597)	(20.2)%	$(8,658)	(76.8)%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$29,188	100.0%	$38,724	100.0%
Cost of sales	14,136	48.4%	18,884	48.8%
Gross margin	15,052	51.6%	19,840	51.2%
Operating expenses:
Sales and marketing	12,773	43.8%	21,995	56.8%
General and administrative	7,870	27.0%	10,219	26.4%
Research and development	5,484	18.8%	8,245	21.3%
Amortization of intangible assets	1,472	5.0%	1,591	4.1%
Settlement gain	—	—%	(5,609)	(14.5)%
Total operating expenses	27,599	94.6%	36,441	94.1%
Loss from operations	(12,547)	(43.0)%	(16,601)	(42.9)%
Interest expense, net	3,895	13.3%	2,849	7.4%
Other expense, net	2,574	8.8%	655	1.7%
Net loss before income taxes	(19,016)	(65.1)%	(20,105)	(52.0)%
Income tax expense	90	0.3%	131	0.3%
Net loss	$(19,106)	(65.4)%	$(20,236)	(52.3)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$4,734	$2,928	$7,662	$3,711	$2,949	$6,660	27.6%	(0.7)%	15.0%
IGB	1,853	3,021	4,874	1,088	2,633	3,721	70.3%	14.7%	31.0%
Total Endoscopy	6,587	5,949	12,536	4,799	5,582	10,381	37.3%	6.6%	20.8%
Surgical	—	—	—	—	640	640	—%	(100.0)%	(100.0)%
Other (1)	272	18	290	228	10	238	19.3%	80.0%	21.8%
Total revenues	$6,859	$5,967	$12,826	$5,027	$6,232	$11,259	36.4%	(4.3)%	13.9%
% Total revenues	53.5%	46.5%		44.6%	55.4%
(1) Other U.S. revenue includes $0.1 million of transition and manufacturing services provided to ReShape for both of the three months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$10,873	$7,211	$18,084	$10,498	$10,339	$20,837	3.6%	(30.3)%	(13.2)%
IGB	3,511	6,688	10,199	4,005	8,552	12,557	(12.3)%	(21.8)%	(18.8)%
Total Endoscopy	14,384	13,899	28,283	14,503	18,891	33,394	(0.8)%	(26.4)%	(15.3)%
Surgical	—	—	—	—	3,670	3,670	—%	(100.0)%	(100.0)%
Other (1)	854	51	905	1,632	28	1,660	(47.7)%	82.1%	(45.5)%
Total revenues	$15,238	$13,950	$29,188	$16,135	$22,589	$38,724	(5.6)%	(38.2)%	(24.6)%
% Total revenues	52.2%	47.8%		41.7%	58.3%
(1) Other U.S. revenue includes $0.4 million and $1.2 million of transition and manufacturing services provided to ReShape for the nine months ended September 30, 2020 and 2019, respectively.
Non-GAAP Endoscopy product sales percentage change in constant currency were as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	(1.0)%	14.9%	(28.6)%	(12.4)%
IGB	12.6%	29.4%	(21.1)%	(18.3)%
Total Endoscopy	5.4%	20.1%	(25.2)%	(14.6)%

Total revenues for the three months ended September 30, 2020 were $12.8 million, compared to $11.3 million for the three months ended September 30, 2019, an increase of 13.9%. Excluding revenue of $0.1 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, associated with transition obligations following the divestiture of the Surgical product line in December 2018, total revenue increased 20.9%. Total Endoscopy product sales increased 20.8% for the three months ended September 30, 2020 from the same period of 2019 due to a 15.0% increase in ESS product sales and a 31.0% increase in IGB product sales.
Geographically, U.S. and OUS direct market Endoscopy product sales increased 37.3% and 45.6%, respectively, for the three months ended September 30, 2020, as the easing of certain public health interventions to reduce the risk of COVID-19 transmission resulted in an increase in elective procedure volumes. Purchases from OUS distributors remained below pre-pandemic levels due to ongoing COVID-19 effects in most of these countries which offset much of the product sales increase from OUS direct markets during the three months ended September 30, 2020.

Total revenues for the nine months ended September 30, 2020 were $29.2 million, compared to $38.7 million for the nine months ended September 30, 2019, a decrease of 24.6%. The decline in revenues for the nine months ended September 30, 2020 was primarily due to the impact of the COVID-19 pandemic and related shelter-in-place restrictions and diversion of healthcare resources on worldwide procedure volumes and distributor purchases during the second quarter of 2020. In addition, total revenue declined $4.5 million for the nine months ended September 30, 2020 as we completed the majority of our transition service obligations following the divestiture of the Surgical product line during 2019.
Direct market Endoscopy product sales accounted for approximately 85.6% and 84.5% of total Endoscopy product sales for the three and nine months ended September 30, 2020, compared to 79.6% and 79.7% for the same periods of 2019, respectively. In March 2020, we entered into a distribution agreement with a third party Brazilian medical device distributor and ceased our direct sales operations in Brazil.
Included in other revenues is $0.1 million and $0.4 million for the three and nine months ended September 30, 2020 and $0.1 million and $1.2 million for the same periods in 2019, respectively, of transition and manufacturing services provided to ReShape. We remain obligated to perform manufacturing services through December 2020.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,036	31.4%	$4,354	38.7%
Overhead	1,357	10.6%	806	7.2%
Other indirect costs	447	3.5%	666	5.8%
Total cost of sales	$5,840	45.5%	$5,826	51.7%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$9,187	31.5%	$13,127	33.9%
Overhead	3,644	12.5%	3,563	9.2%
Other indirect costs	1,305	4.4%	2,194	5.7%
Total cost of sales	$14,136	48.4%	$18,884	48.8%
Gross Margin
Gross margin as a percentage of revenue was 54.5% and 51.6% for the three and nine months ended September 30, 2020, compared to 48.3% and 51.2% for the same periods of 2019, respectively. The increase in gross margin percentage is primarily due to implemented gross margin improvement projects, an increase in our direct market sales as a percentage of total sales and a higher proportion of IGB product sales. The nine months ended September 30, 2020 includes $0.5 million of unabsorbed overhead costs associated with reduced manufacturing activity during the second quarter of 2020 as a result of the COVID-19 pandemic. Excluding these unabsorbed overhead costs, Endoscopy product gross margin was 54.0% and 52.6% for the three and nine months ended September 30, 2020, compared to 48.4% and 49.8% for the same periods of 2019.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $2.3 million and $9.2 million for the three and nine months ended September 30, 2020 when compared to the same periods in 2019, respectively, primarily as a result of the cost saving actions we initiated in response to the COVID-19 pandemic. During the third quarter, select employees were recalled from furlough and certain activities were reinstated that will result in higher sales and marketing expenses in future periods.
General and Administrative Expense. General and administrative expense decreased $0.8 million and $2.3 million for the three and nine months ended September 30, 2020 when compared to the same periods of 2019, respectively, as a result of the cost saving actions we initiated in response to the COVID-19 pandemic and lower professional service fees.

Research and Development Expense. Research and development expense decreased $0.6 million and $2.8 million for the three and nine months ended September 30, 2020 when compared to the same periods for 2019, respectively, primarily due to lower clinical trial costs as enrollment milestones were achieved in the first half of 2019 for clinical studies that we are funding and as a result of the cost saving actions we initiated in response to the COVID-19 pandemic.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged and decreased $0.1 million for the three and nine months ended September 30, 2020 when compared to the same periods in 2019, respectively.
Settlement gain. Settlement gain of $5.6 million for the nine months ended September 30, 2019 resulted from the resolution of a dispute with Allergan Inc. related to amounts previously charged for inventory purchases and transition services provided through 2016.
Loss from Operations
Loss from operations for the three and nine months ended September 30, 2020 was $1.6 million and $12.5 million compared to $6.9 million and $16.6 million for three and nine months ended September 30, 2019, respectively. Excluding the settlement gain recorded in the nine months ended September 30, 2019 of $5.6 million, our loss from operations decreased by $5.3 million and $9.7 million for the three and nine months ended September 30, 2020, respectively, primarily due to cost saving actions initiated in response to the COVID-19 pandemic.
Other Expenses
Interest Expense, net. Net interest expense increased by $0.1 million and $1.0 million for the three and nine months ended September 30, 2020 when compared to the same periods in 2019, respectively, primarily due to non-cash interest on the Convertible Debt issued in August 2019 and lower interest income.
Other (Income) Expense, net. Other (income) expense primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. During the three and nine months ended September 30, 2020, unrealized exchange rate gains and losses on these intercompany loans were an unrealized gain of $0.4 million and unrealized loss of $2.4 million for the three and nine months ended September 30, 2020 compared to unrealized losses of $0.6 million and $1.0 million for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $269.3 million as of September 30, 2020. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which have resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
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
Management believes its existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained.
Term Loan Facility
In March 2019, we entered into a term loan facility agreement with Solar Capital, Ltd. to borrow $35.0 million (the "Credit Agreement"). The Credit Agreement matures on September 1, 2023, with principal payments beginning in March 2021, and bears interest at the greater of LIBOR or 1.35575%, plus 7.5%. Interest only is payable in arrears until March 1, 2021 . Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.9% of the outstanding amount will be due at end of the loan term and an additional 4.5% fee of the Term Loan funded amount will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before March 15, 2029. The Credit Agreement provides that we may borrow an additional $5.0 million upon our request, subject to further credit approval. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full, including interest.
The Credit Agreement was amended in March 2020, April 2020, and July 2020. These amendments, among other things, (i) waives the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduces the minimum liquidity requirement to $12.5 million, (iii) establishes a minimum LIBOR interest rate, (iv) increases the final fee due at the end of the loan term to 5.0% from 4.9%, (v) permitted us to enter into a loan under the SBA's PPP established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and (vi) waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019.
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
As of September 30, 2020, $20.6 million aggregate principal amount was outstanding under the Convertible Debt. In July 2020, $0.6 million of interest due for the six-month period ended June 30, 2020 automatically accreted into principal outstanding under the Convertible Debt.
CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2.8 million under the PPP established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
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
As of September 30, 2020, we have incurred more than $2.8 million in qualifying expenses during the covered period; however, we are not able to determine the amount, if any, that might be forgiven until completion of the covered period.
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(18,017)	$(18,945)
Net cash used in investing activities	(548)	(629)
Net cash provided by financing activities	25,828	30,606
Effect of exchange rate changes on cash	11	(63)
Net change in cash, cash equivalents and restricted cash	$7,274	$10,969

Operating Activities
Cash used in operating activities of $18.0 million for the nine months ended September 30, 2020 was primarily the result of a net loss of $19.1 million offset by non-cash items of $8.3 million, primarily related to depreciation, amortization, foreign currency on intercompany loans, non-cash interest, and stock based compensation. Net loss, after adjustment for non-cash items, improved $9.0 million compared to the same period in 2019 due to lower operating expenses, primarily due to cost saving actions we initiated to preserve our liquidity during the COVID-19 pandemic, which offset reduced gross margin. Additionally, cash used by operating assets and liabilities of $7.2 million related to working capital changes primarily related to clinical study payments and raw material purchases.
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
Investing Activities
Cash used in investing activities of $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $25.8 million for the nine months ended September 30, 2020 was primarily related to proceeds received from the issuance of common stock and pre-funded warrants to purchase common stock in July 2020 of $23.3 million and the PPP Loan granted in April 2020 of $2.8 million.
Cash provided by financing activities of $30.6 million for the nine months ended September 30, 2019 was primarily related to the net proceeds of $13.3 million received from the Term Loan Facility refinancing, proceeds from the issuance of the Convertible Debt of $20.0 million, offset by the payment of deferred financing costs of $2.7 million.
Future Funding Requirements
As of September 30, 2020, we had cash, cash equivalents and restricted cash balances totaling $38.2 million. We believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
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
Risks Related to Our Business
* Our business has been and likely will continue to be adversely affected by the ongoing COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to multiple countries, including the United States and all of the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States and Europe for a 30-day period. Later in March 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Several states and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and will continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
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
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products, such as the Orbera365 CE post approval study, may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak and changing standards of care. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. COVID-19 restrictions may also delay the timing of regulatory reviews and approvals as regulators in various jurisdictions may have reduced staffing and capability. Due to capital resource constraints resulting from our reduced sales levels, we have prioritized key growth and operational projects over others, which may harm our future growth strategies, sales, business and results of operations.
Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. Limited supplies of personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including those that use our products. In addition, we have made reductions to salary and work hour reductions as well as employee furloughs and the elimination of certain employee positions, and may in the future take further actions including further reductions to salary and work hours, furloughs, restructuring or layoffs which may negatively impact our workforce and our business.
The global outbreak of COVID-19 continues to be volatile and rapidly evolving and cause our business to be highly uncertain and unpredictable. We do not yet know the full extent of any impacts on our future business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a material and negative impact on our future operations, sales and ability to continue as a going concern.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2019 and 2018, we had net losses of $27.4 million and $45.8 million, respectively, and for the nine months ended September 30, 2020 we had a net loss of $19.1 million. As of September 30, 2020, we had an accumulated deficit of $269.3 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer. In order to generate our anticipated sales, we will need to maintain a qualified and well-trained direct sales organization. In addition, as part of our cost reduction program to manage the impact of COVID-19, we have implemented furloughs, salary reductions and work hour reductions to employees, and eliminated certain employee positions, including for sales and marketing employees and positions. As a result, our future success will depend largely on our ability to hire, train, retain and motivate skilled sales managers and direct sales representatives. Because of the competition for their services, we cannot assure you we will be able to hire and retain direct sales representatives on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales. Additionally, new hires require training and take time before they achieve full productivity. If we fail to train new hires adequately, new hires may not become as productive as may be necessary to maintain or increase our sales and we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition. In addition, we may change our sales approach in certain markets from direct sales to healthcare providers to sales to distributors who then resell our products. If we were to change our sales approach in a given market, our product sales price in the affected market would be reduced which would lower our revenue and gross margin and the resulting reduction in our operating expense may not be sufficient to offset this reduction in our gross margin.
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
We are dependent on warehouses and service providers in the United States, Australia and the Netherlands for product logistics, order fulfillment and distribution support that are owned and operated by third parties. Our ability to supply products to our customers in a timely manner and at acceptable commercial terms could be disrupted or continue to be disrupted by factors such as fire, earthquake or any other natural disaster, work stoppages or information technology system failures that occur at these third-party warehouse and service providers.

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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products contribute to, or merely appear to or are alleged to have contributed to, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Further, because we are obligated to continue providing certain transition services, including manufacturing and distribution support, to ReShape for our divested Surgical Product line, we may be subject to product liability claims from sales of Surgical products by ReShape, over which we have limited to no control. Product liability claims may be brought against us by patients and their family members, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
In order to manage the impact of COVID-19, we have implemented cost reduction programs including furloughs, salary reductions and work hour reductions that have impacted all employees. The introduction of these cost reduction measures increases the likelihood the employees may voluntarily terminate employment. The impact of COVID-19 on our business has harmed our stock price and, as a result, reduced the retention value of our employee's stock-based compensation. Our future success will depend largely on our ability maintain our workforce until business conditions improve such that we can return employees to previous employment status, salary, and work hour levels. However, we cannot assure you we will be able to maintain our workforce or to replace any departing personnel on favorable or commercially reasonable terms, if at all. Loss of personnel may negatively impact our ability to support business activities in the future if and when market activities return to pre-COVID-19 levels. The cost reduction programs were implemented in multiple foreign and domestic jurisdictions and may also expose us to contract or other disputes with impacted employees that may be detrimental to our business.
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
As part of the sale of the Surgical product line to ReShape, we are owed future payments of $2.0 million in December 2020 and $3.0 million in December 2021. Any failure of ReShape to timely pay some or all of the remaining future payments will adversely affect our business and financial position. Additionally, any failure by ReShape to timely pay for products ordered under our Supply Agreement with ReShape will adversely impact our business and results of operations.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA's August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business. In April 2020, the FDA issued a new update to Health Care Providers following the completion of the Orbera post approval study, which may further subject us to adverse publicity and harm our business. The FDA has full authority to issue these updates or letters and to choose to include or exclude key context and facts based solely on their regulatory discretion and may from time to time issue new letters or updates in the future. These types of letters, and updates to existing letters, can be reviewed by regulatory authorities worldwide, who may then require formal Field Safety Notices to communicate labeling updates to customers. Making these notifications requires significant time and resources, distract from other projects, and may harm our reputation.
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and was scheduled to become effective on May 26, 2020. On April 17, 2020, the European Parliament approved the delay of the effectiveness of MDR 2017 until May 26, 2021. The MDR 2017 changes certain obligations of medical device manufacturers with product in the EU and will subject high risk medical devices to additional scrutiny during the conformity assessment process. MDR 2017 repeals and replaces the EU Medical Devices Directive and intends to eliminate current differences in the regulation of medical devices among EEA Member States. The new regulations will among other things:
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
In addition, the MDR 2017 may impose increased compliance obligations for us to access the EU market and other countries that rely on the CE Mark.
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
We are also subject to regulations and periodic review from various regulatory bodies in other countries where our products are sold. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries. A number of countries outside of Europe consider the CE Mark status of a medical device when making their decisions to grant a license for said product. In many countries, we rely significantly on independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products.
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

In April 2020, we were granted a loan of $2.8 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum. Commencing September 27, 2021, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by February 27, 2023 any principal amount outstanding on the PPP Loan as of August 24, 2021. All or a portion of the PPP Loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA’s requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.
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
•inability to obtain adequate supply of the components for any of our products or inability to do so at acceptable prices;
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
•the low trading volume and the high proportion of shares and convertible securities held by affiliates;
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
We will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Our executive officers, service providers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations are expected to increase our legal and financial compliance costs and to make some other activities more time consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
Anti-takeover provisions in our charter documents and under Delaware General Corporate Law could make an acquisition of the Company more difficult and may prevent attempts by our stockholders to replace or remove Company management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
The conversion or exercise of some or all of our outstanding convertible debt and pre-funded warrants, respectively, may also dilute the ownership interests of existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such conversion or exercise, as applicable, including pursuant to our registration statements on Form S-3 with respect to shares underlying these convertible securities, could negatively impact prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible debt or exercise of the pre-funded warrants into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.
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
As of September 30, 2020, the majority of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware and, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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
These exclusive choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1	Addendum No. 2 to Office Lease Agreement dated August 7, 2014 between Apollo Endosurgery Costa Rica and BCR Fondo de Inversion Inmobiliario
10.2+	Securities Purchase Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.1	July 22, 2020
10.3	Registration Rights Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.2	July 22, 2020
10.4	Form of Pre-Funded Warrant, dated as of July 21, 2020, issued by Apollo Endosurgery, Inc.	Form 8-K	001-35706	10.3	July 22, 2020
10.5	Sixth Amendment, dated July 17, 2020, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.	Form 8-K	001-35706	10.4	July 22, 2020
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Apollo Endosurgery, Inc. hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

APOLLO ENDOSURGERY, INC.

/s/ Todd Newton
Todd Newton
Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)