Form 10-K
period 2020-12-31
Apollo Endosurgery, Inc.
filed 2021-02-25
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors of the registrant are affiliates of the registrant) was computed based on the adjusted close price of $1.64 as reported on the Nasdaq Global Market on June 30, 2020 is $34,656,093.

As of January 31, 2021, there were 25,983,847 shares of the issuer’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions (disclosed or
i

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
Our Endoscopy product portfolio consists of the OverStitchTM Endoscopic Suturing System, X-TackTM Endoscopic HeliX Tacking System and Orbera® Intragastric Balloon.
Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal ("GI") conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); the treatment of swallowing disorders (peroral endoscopic myotomy, or "POEM"); esophageal stent fixation and obesity.
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
In December 2013, we entered into an asset purchase agreement to acquire the obesity intervention division of Allergan, Inc. The assets acquired were the Lap-Band® System and related laparoscopic surgery accessories (the Surgical product line) and the Orbera Intragastric Balloon System. In conjunction with this purchase agreement, we entered into several agreements whereby Allergan agreed to provide manufacturing and distribution support over a two-year period as we established our own capabilities.
In December 2016, we completed a business combination (the "Merger") with Lpath, Inc. ("Lpath"), a publicly traded company. Following the Merger, Lpath was renamed "Apollo Endosurgery, Inc." and our common stock began trading on The Nasdaq Global Market under the symbol "APEN."
In December 2018, Apollo entered into an Asset Purchase Agreement ("Purchase Agreement") with ReShape Lifesciences, Inc. ("ReShape") pursuant to which, among other things, ReShape acquired from Apollo substantially all of our assets exclusively related to the Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories for $10.0 million in cash and future cash consideration of $7.0 million. As additional consideration, we also received from ReShape substantially all of their assets exclusively related to their intragastric balloon product line. On December 31, 2018, we ceased sales of ReShape's intragastric balloon product and have since withdrawn its premarket approval ("PMA").

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
Today, we have offices in the United Kingdom and Italy that oversee regional sales and distribution activities outside the U.S. and a manufacturing facility in Costa Rica. All other activities are managed and operated from our facilities in Austin, Texas.
Our principal executive offices are located at 1120 S. Capital of Texas Highway, Building 1, Suite 300, Austin, Texas 78746. Our telephone number is (512) 279-5100. We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of this document is published on the Apollo website at www.apolloendo.com/compliance and may be obtained free of charge by writing to the VP, Legal and Compliance at our principal executive office or by email at investor-relations@apolloendo.com. The information in or accessible through the Apollo website referred to above are not incorporated into, and are not considered part of, this report.
Overview of the Market
Our Endoscopy products are designed to treat a variety of gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and the treatment of obesity.
Interventional and therapeutic gastroenterology is a high growth area within medicine and our suturing products are used in both the upper and lower GI tract. Examples of upper GI applications include fistula closure, esophageal stent fixation, and tunnel closure for POEM. Fistulas are chronic or acute defects that can form between two sites in the GI tract, cavity or skin, often occurring as a result of abdominal surgery. Esophageal stents are often used as part of the treatment of esophageal blockage from cancers or benign scarring and fixation is designed to prevent the premature migration of the stent, especially in benign conditions, which is common and costly. Clinical evidence shows that esophageal stents that are not fixed in place will have as high as a 60% migration rate. Suturing stents in place helps reduce stent migration, saving an average of $860 per patient by preventing repeat procedures and complications for the patient. Achalasia is a condition where a patient has difficulty swallowing. As the incidence of achalasia increases, there is growing interest in endoscopic treatment options that can be offered, such as the POEM procedure. Suturing of the tunnel following the esophageal muscle dissection and release during a POEM secures a quick and low profile solution for the patient.
In the lower GI tract, there are over 20 million colonoscopies performed annually in the United States alone. Cancer screening followed by the endoscopic resection of complex flat and large polyps can provide patients with an alternative to surgical resections. Delayed bleeding is a general risk of endoscopic resection and patients over the age of 50 are more often on anti-thrombotic (blood thinning) medications which carry a higher risk of bleeding. Suturing the resection site aids in healing and helps prevent delayed bleeding following the procedure.
Obesity as a disease is increasing worldwide. In the U.S., it is estimated that 93 million adults are obese or clinically obese with a body mass index ("BMI") of 30 or more. Worldwide, over 650 million people are considered obese. Traditional obesity intervention has been bariatric surgery (gastric bypass, sleeve gastrectomy and gastric banding), which is mostly performed laparoscopically. Today, based on U.S. population demographics and physician society reported bariatric procedure volumes, less than 1% of the population eligible for bariatric surgery elect to have a procedure each year. Based on published surveys, the eligible patient's primary detraction from bariatric surgery is fear of surgery in general, but more specifically fear associated with the invasive nature of bariatric surgery, permanent anatomical alteration, potential for non-permanent results and the post-operative severe complications that have been reported with bariatric surgery.
Apollo's Strategy
Our objective is to provide products that advance endoscopic solutions for a wide range of patient needs ranging from gastrointestinal defect and stent management to the treatment of obesity. Our "Endoscopy" products allow these solutions to be delivered endolumenally by an endoscopist using a flexible endoscope, thus providing patients with treatment options that remove or defer the need for traditional surgery.
The key elements of our strategy include:

•Support the adoption of our Endoscopy products - We accomplish this today through our medical education activities, field sales support, and clinical investments that support product adoption and use. Our most important clinical study currently is the Multi-center ESG Randomized Intervention Trial ("MERIT") study, which is expected to support future payor reimbursement decision-making for the endoscopic sleeve gastroplasty procedure for obesity.
•Continue to deliver innovative products and broaden the product portfolio - In December 2020, we received 510(k) clearance from the FDA for our X-Tack Endoscopic HeliX Tacking System. The X-Tack system expands the use of our suturing technology to a larger population of gastrointestinal procedures in the lower GI tract. In late 2018, we also introduced the OverStitch Sx Endoscopic Suturing System which enabled our full thickness suturing technology to be used with multiple manufacturers' single-channel flexible endoscopes, representing the majority of flexible endoscopes in use today. We intend to continue to broaden our portfolio of products through internal product development efforts and will consider acquisitions that complement our current business.
•Expand into new markets -We intend to continue to pursue regulatory clearance for our products in key international markets where we believe there is strong market demand for our products.
Apollo Products
Endoscopy
The Apollo Endoscopy products consist primarily of the OverStitch Endoscopic Suturing System, X-Tack Endoscopic HeliX Tacking System and the Intragastric Balloon System (most often branded as Orbera). For the year ended December 31, 2020, 64% of our total Endoscopy sales related to the OverStitch Endoscopic Suturing System and 36% related to the Orbera Intragastric Balloon System products. We received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") for X-Tack in December 2020.
OverStitch Endoscopic Suturing System
The OverStitch and OverStitch Sx Endoscopic Suturing System ("ESS", "OverStitch", or "Sx") enables advanced endoscopic procedures from within the GI tract, or endolumenally, by allowing physicians to suture, especially full-thickness, and secure the approximation of tissue. OverStitch and OverStitch Sx are currently the only U.S. cleared flexible endoscopic suturing devices capable of full-thickness suturing of tissue. OverStitch is a single-use suturing device that is attached to a flexible endoscope. The flexible endoscope, with the OverStitch device attached, allows a physician to access a patient's upper and lower GI tract and accurately suture the tissue inside the GI tract for different clinical needs, including a range of defect repairs, esophageal stent fixation to prevent stent migration, and volumetric space reduction. The OverStitch Endoscopic Suturing System received FDA 510(k) clearance in August 2008 and CE Mark in November 2012. The OverStitch Sx Endoscopic Suturing System received FDA 510(k) clearance in June 2018 and CE Mark in November 2018.
The OverStitch device that was 510(k) cleared in August of 2008 is compatible with a specific dual channel flexible endoscope that has limited market presence, representing less than five percent of the flexible endoscopes in hospitals and clinics around the world. Beginning in November 2018, we began the first commercial shipments of the OverStitch Sx that is compatible with four major scope manufacturers and over 20 single-channel flexible endoscopes with diameters ranging from 8.8 mm to 9.8 mm. These Sx compatible single-channel endoscopes represent the majority of flexible endoscopes in hospitals and clinics around the world today.
Since its market introduction in 2008, over 60,000 OverStitch units have been sold for procedures worldwide.
We estimate that the majority of OverStitch uses, approximately 60%, were for bariatric procedures, the endoscopic sleeve gastroplasty and the revision of gastric bypass and sleeve gastrectomy anatomies to reintroduce weight loss. The other uses were for non-bariatric procedures, closure of various defects in the upper and lower GI tract and the fixation of stents in the esophagus.
One of the most promising newly developed weight-loss procedures is commonly referred to as endoscopic sleeve gastroplasty ("ESG"), which transorally uses endoscopic suturing with OverStitch to reduce the volume of the stomach and remodel the stomach into a small diameter sleeve; similar to the goal of a surgical sleeve gastrectomy procedure but without the invasiveness and need for amputation of a significant portion of the patient's stomach. The advantages of the ESG as compared to a surgical sleeve gastrectomy include keeping the original structural and functional integrity of the stomach, lower procedure adverse events, reversibility, relative ease of revision or maintenance, reduced recovery time, avoidance of surgical incisions, and reduced costs.

ESG is based on the placement of full-thickness sutures to secure the approximation of tissue which is the labeled indication of OverStitch. However, the labeled indication of the OverStitch device does not include a claim for weight-loss. The first ESG multi-center study was presented in May 2016 at Digestive Disease Week which was later updated as a 24-month follow-up study that was published in April 2017 in Obesity Surgery, the Journal of Metabolic Surgery and Allied Care.
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
In 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of ESG compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy ("ASGE") and the American Society of Metabolic Bariatric Surgery ("ASMBS") and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45.
The MERIT-Trial was designed to enroll two hundred patients, stratified into three groups (Obesity, Obesity with hypertension, Obesity with diabetes). The trial has two levels: (1) the randomized study phase with primary outcomes for both treatment and control participants evaluated at twelve months, and (2) the crossover, non-randomized study phase with outcomes for (a) the initial treatment participants at 24 months after their ESG, and (b) the control cross-over participants evaluated at twelve months after their ESG. The MERIT trial subsequently received an Investigational Device Exemption from the FDA in 2019. The primary outcomes for the first level procedures of the study are measured after a one-year follow-up period. The final enrolled patient completed their 12-month follow-up during the fourth quarter of 2020. Primary outcomes data is expected in mid-2021. Crossover patients and first level procedure recipients will continue to be followed through 2021 to measure the study's secondary outcomes. Final secondary outcomes data is expected to be available in the first half of 2022.
During 2017, we entered into a Registry Funding Agreement with the American Gastroenterological Association ("AGA") Center for GI Innovation and Technology to develop and administer a registry (the “AGA Registry”) to collect real-world evidence related to the safety and efficacy of a number of flexible endoscopic suturing-enabled procedures, including the revision of gastric bypass (known as an outlet revision) who have experienced weight regain after their initial bariatric surgery; the fixation of esophageal stents to prevent migration; and other suturing procedures currently in practice. The resulting data will be used to present the benefits of endoscopic suturing procedures relative to traditional therapies. Enrollment for the endoscopic revision of a gastric bypass procedure has concluded and the follow up will continue into the fourth quarter of 2021. Data from other endoscopic suturing procedures which have been collected in the registry has been analyzed and submitted to SAGES 2021 and DDW 2021.
During 2018, we established a European multi-center, longitudinal data repository for ESG and outlet revision procedures. This registry will collect outcomes across participating European centers related to procedure safety and effectiveness. In addition, a second, multi-center, retrospective data repository for gastrointestinal applications performed using the OverStitch System was also created. The objective of this registry is to collect European demographic, procedural and outcome data when OverStitch is used during various non-bariatric procedures including closure of full thickness and mucosal defects, post-operative leaks, perforations, stent fixation, treatment of gastrointestinal bleeding and other procedures. The goal is to support the clinical use and benefits of endolumenal suturing as well as provide real-world data on safety and effectiveness which can support physicians, patients and payors in making informed decisions. Both registries are expected to provide interim reporting.
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
X-Tack Endoscopic HeliX Tacking System
The X-Tack Endoscopic HeliX Tacking System (“X-Tack”) is a novel, through-the-scope, suture-based device designed specifically for closing and healing defects in the lower gastrointestinal tract. It is expected also to have application in the upper gastrointestinal tract. The X-Tack device enables physicians to easily address the challenges commonly encountered when closing large or irregularly shaped defects. The procedure involves suture-tethered HeliX Tacks, independently positioned into healthy tissue adjacent to a defect, then cinched to close the construct. X-Tack fulfills a long-expressed need for advanced closure devices to improve healing and address potential adverse events that can occur following standard colonic polypectomy and endoscopic mucosal resection of complex polyps, such as delayed bleeding or perforation. X-Tack received FDA clearance on December 15, 2020 and the first clinical cases were successfully completed in January 2021.
The endoscopic removal of upper gastrointestinal and colorectal neoplasia has a 2% risk of perforation and 8% risk of delayed bleeding. These two serious adverse events often result in additional endoscopic as well as surgical interventions, hospitalizations, expanded health care costs, and significant distress for both patients and their physicians. The closure of resection sites has been reported to significantly reduce the incidence of these two adverse events and has generated growing advocacy among physician societies.
Today, closure of polyp resection sites can be accomplished by applying through-the-scope (TTS) metallic (hemostatic) clips, over-the-scope (OTSC) large metallic clips or suturing with our OverStitch device. However, clips have limited use for large or irregular shaped defects while suturing requires use of a gastroscope, limiting access to the full length of the colon and also requires removal of the scope from the patient in order to mount the suturing device.
The X-Tack closure device is intended to resolve the limitations of TTS clips, OTSC and endoscopic suturing by offering functionality through the working channel of any standard gastroscope or colonoscope with precise HeliX Tack placement and tight closure of sites of varying shapes and sizes.
Each X-Tack device enables physicians to place up to four individual HeliX Tacks into healthy tissue adjacent to a defect using a novel Persian drill handle. The HeliX Tack design includes barbs on the coil for enhanced tack fixation.
Each HeliX Tack has an eyelet tethering it to a suture. Pulling tension on the suture approximates the HeliX Tacks and, in turn, closes the tissue defect. A suture cinch is then used as the final step to secure the suture in place. Because it offers multiple points of fixation, we believe the X-Tack enhances a physician’s ability to overcome challenges of closing large or irregularly shaped defects.
Orbera Intragastric Balloon System
The intragastric balloon system ("IGB", the "Orbera System" or "Orbera") is currently marketed under three brands depending on geography: the Orbera Intragastric Balloon System, the BIB, and the Orbera365 Managed Weight Loss System ("Orbera365"). Our IGB is a non-surgical alternative for interventional weight loss. Orbera is the global market leader among intragastric balloons and is available in over 75 countries and more than 300,000 units have been sold worldwide. Our IGB is a single silicone balloon that is filled with saline after its endoscopic placement into the patient's stomach. Once in the patient's stomach, the balloon serves to reduce stomach capacity, causing patients to consume less following the procedure, and delay gastric content emptying which assists the patient in losing weight. Placement of the balloon is temporary and at the end of its indwell time it is removed endoscopically, typically, under conscious sedation.
Outside the U.S., the BIB was CE marked in May 1997 and the Orbera365 was CE marked in August 2017. In the U.S., Orbera was approved by the FDA in August 2015.
In the U.S., Orbera is indicated for an indwell period of up to six months for adults within a BMI range of 30 to 40 who have tried other weight loss programs, such as supervised diet and exercise, but who were unable to lose weight and keep it off. Outside the U.S., Orbera is generally indicated for patients with a BMI greater than or equal to 27, and depending on the specific product label, is indicated for an indwell time of six or twelve months. In some cases, generally higher BMI patients, Orbera is indicated for use prior to general surgery in order to lose weight, reduce their surgical risk and improve recovery time.
Today, IGBs are frequently used for aesthetic weight loss purposes and because of this, the IGB procedure is typically not covered by insurance and is paid for directly by the patient. While aesthetics is a significant market today for Orbera; we believe that IGB use for medical purposes is a potentially larger opportunity.
Specific to Orbera, there is a substantial and increasing body of evidence that shows that the level of weight loss with Orbera is very effective in the treatment of comorbidities associated with obesity. The clinical effectiveness and safety profile of the Orbera System as a non-ulcerogenic weight loss device has been reported in over 250 peer reviewed publications. Although not specifically indicated for the treatment of any individual obesity-related comorbidities, studies have consistently reported resolution or improvement in a patient's pre-existing comorbidities at the time of Orbera removal. Orbera is currently the only balloon or other endoscopic product that has been recognized in the ASGE Preservation and Incorporation of Valuable Endoscopic Innovations assessment to have met its threshold standards for the treatment of obesity. The meta-analysis performed by the ASGE was based on the aggregation of certain clinical studies conducted outside the U.S. and reported an estimated TBWL at six months of approximately 13.2%.
In the January 2021 Clinical Gastroenterology and Hepatology Journal, physicians from Mayo Clinic presented on their prospective open-label FDA-approved study of Orbera patients with non-alcoholic steatohepatitis ("NASH"). Of the patients treated, 65% achieved resolution of NASH on biopsy; 80% had at least a two point improvement in their non-alcoholic fatty liver disease activity score; and 15% had tissue evidence indicating regression of fibrosis (liver scarring). NASH is expected to become the most common cause of liver cirrhosis by 2030, leading to increased risk of liver-related death and higher rates of malignancy.
Our development strategy is to further establish the medical relevancy of Orbera in areas of unmet medical need such as fatty liver disease and increase clinician awareness.
As part of the FDA approval of Orbera, we were required to conduct a post-approval clinical study. The Orbera Post-Approval Study (PAS) was a prospective, multi-center, open-label study of the safety and effectiveness of Orbera as an adjunct to weight reduction for obese adults (22 years of age and older) with a BMI of ≥ 30 kg/m2 and BMI ≤ 40 kg/m2. The Orbera PAS completed enrollment in September 2018 with 281 patients treated with Orbera from 11 U.S. clinical study sites. The study's primary endpoint was a serious adverse event rate of less than 15% and secondary endpoint was total body weight loss of at least 7.5% at the time of Orbera's removal. All study endpoints were met and our PAS obligation is complete.
As part of the CE mark approval for Orbera 365, we committed to perform a post-approval clinical study. The Orbera 365 CE post approval study will enroll 100 patients at four to five centers in different European countries who will be followed for 24 months. The start of this study was delayed by the COVID-19 pandemic. However, the first clinical site began enrollment in February 2021.
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
In June 2018, the FDA approved new Orbera labeling and concurrent with their approval issued a third update to alert health care providers of the label updates and provide an update on new reports worldwide of unanticipated deaths that had been reported since their August 2017 letter to Health Care Providers. Four of the reported deaths in this third update involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. In the period from January 1, 2008 through March 30, 2020, there were 31 reported deaths of patients while they had an Orbera which is an incident rate of less than 0.02% based on the more than 165,000 Orbera balloons distributed during that same time period.
In April 2020, the FDA issued a fourth update to healthcare providers upon the successful completion of the Orbera PAS. The FDA advised physicians to consider the PAS results and emphasized that patients should be instructed to recognize the symptoms of potentially life-threatening conditions.
In the U.S., we also offer Apollo Care, a professional nutritionist support service for Orbera patients and non-Orbera patients who are trying to lose weight.
Surgical
In December 2018, Apollo entered into an agreement with ReShape to divest its Surgical product line. As part of the agreement Apollo and ReShape entered into a set of transition services agreements under which Apollo continued to distribute the products in markets outside the U.S. for up to 12 months and continued to manufacture the Surgical product line for up to two years. As of December 31, 2020, Apollo's transition, distribution and manufacturing obligations are complete.

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
We face competition from other interventional therapies for the treatment of obesity. These other therapies are primarily surgical in nature, such as sleeve gastrectomy and gastric bypass. Sleeve gastrectomy is a surgical weight-loss procedure in which the stomach is reduced to about 15% of its original size by the longitudinal resection and removal of a large portion of the stomach along the greater curvature. The result is a sleeve or tube-like structure. The procedure permanently alters the stomach although weight regain after a few years is common. Gastric bypass surgery refers to a surgical procedure in which the stomach is divided into a small upper pouch excluding the much larger lower residual stomach and then the small intestine is rerouted to connect to the small upper pouch. The procedure leads to a marked reduction in the functional volume of the stomach, accompanied by an altered physiological and physical response to food. Both procedures are normally performed laparoscopically and rely upon surgical staplers as their principal surgical tool. As a result, these procedures are supported by the suppliers of surgical staplers, the largest of whom are Johnson & Johnson (Ethicon) and Medtronic (Covidien). Both companies have substantially more resources and ability to influence physicians and policy makers than we do.
Sales and Distribution
We currently market and sell our products principally to providers of medical services and procedures including hospitals, outpatient surgical centers, clinics and physicians through an employee sales force in the U.S., Australia and certain countries in Europe. In addition, we sell products to third party distributors in certain markets where we have regulatory clearance for our products but do not have employees. In total, our products are offered in over 75 countries.
Obesity procedures that utilize our Endoscopy products are often cash pay procedures which means the patient must pay for the procedures out of pocket, although there are exceptions. Revisions of prior bariatric surgery using endoscopic suturing are routinely receiving reimbursement from select payors for patients treated at specific hospitals in the U.S. Some of these same hospitals have also established relationships with select payors for the reimbursement of ESG procedures. Other times, reimbursement occurs on a case-by-case basis following a review of the patient's specific situation. Medical procedures that utilize endoscopic suturing products in the treatment of GI complications generally receive reimbursement, but coverage can vary by country, state and procedure performed. IGB treatment is reimbursed in some countries for patients who meet certain criteria.
Manufacturing and Product Supply
We operate a manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica that performs assembly of select components of the OverStitch system, and final assembly of our new X-Tack System and IGB products. We also have the ability to manufacture select product components and sub-assemblies at our engineering facility in Austin, Texas. We manage all aspects of product supply through our operations team based in Austin, Texas and in our Costa Rica facility. In addition, we rely on several third-party suppliers to provide other OverStitch system components. We have identified several gross margin improvement projects intended to lower our product costs and improve capacity utilization of our manufacturing facility over the next three years.
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
During 2020, we completed our obligation to manufacture the LapBand product pursuant to the terms of the December 2018 sale of our Surgical product line.
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
As of December 31, 2020, we own over 105 U.S. patents and 165 foreign patents. Our U.S. patents have expiration dates ranging from 2021 to 2037 and our foreign patents have expiration dates ranging from 2022 to 2034 subject to the payment of the requisite renewal fees. We also own 20 pending U.S. patent applications and 18 pending foreign patent applications. We believe patents will be issued pursuant to such applications but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have acquired or licensed patent rights from third parties, we are generally required to pay royalties. While our patents are an important element of our products and future product development, our business as a whole is not significantly dependent on any one patent.
In 2009, we entered into an Intellectual Property Assignment Agreement, with Olympus Corporation and the "FTE Group" comprised of The Johns Hopkins University, Mayo Foundation for Medical Education and Research, The University of Texas Medical Branch, MUSC Foundation for Research Development and the Chinese University of Hong Kong, whereby the FTE Group has assigned to us a Joint Research Agreement with Olympus Corporation, including their rights in certain inventions, patents and IP rights developed by the FTE Group under the Joint Research Agreement, which relate to the field of flexible endoscopy and minimally invasive surgery. Olympus Corporation has retained rights as a joint owner of certain inventions and related patents developed jointly by the FTE Group and Olympus Corporation under the Joint Research Agreement and retained a license granted by the FTE Group to Olympus Corporation to the inventions and related patents developed by the FTE Group under the Joint Research Agreement. The patents covered by the agreement pertain to endoscopic procedures and endoscopic suturing devices that relate to the OverStitch products and may also be incorporated into potential new products that we may develop in the future. As consideration for the assignment, we are obligated to pay to each of Olympus and the FTE Group one half of a royalty in the low single digits on net sales of our products covered by the patents, which royalty shall be reduced if related patents have expired or no longer exist. In addition, we have the right to sublicense our rights under the Joint Research Agreement to the patents and technologies. The term of the Intellectual Property Assignment Agreement is through and until termination. The agreement may be terminated upon written notice a) by Olympus if we materially breach any material terms that pertain to Olympus and the breach is not cured within 30 days after notice, b) by the FTE Group if we materially breach any of the material terms that pertain to the FTE Group and the breach is not cured within 30 days after notice or c) by us if Olympus materially breaches any material terms that pertain to Olympus and the breach is not cured within 30 days after notice.
Following the Merger, we also own 20 U.S. and 13 foreign issued patents and 4 pending U.S. and 6 foreign patent applications relating to technologies and inventions developed by Lpath prior to the Merger (the “Lpath IP”). The Lpath IP is not aligned with our current business activities. In January 2018, we entered into a royalty-bearing License Agreement with Echelon Biosciences, Inc., ("Echelon") under which Echelon may manufacture and sell certain antibody products covered by the Lpath IP for non-clinical research use only, clinical diagnostics and immunohistochemistry. In January 2018 we also entered into a Technology Transfer Agreement with Resolute Pharma, Inc. (“Resolute”) whereby we transferred certain scientific and research materials to Resolute and granted Resolute a license to certain patent rights related to the Lpath IP. Under the terms of the agreement with Resolute, Resolute has obligations to develop and commercialize licensed products and we maintain rights to terminate the agreement if certain development and commercialization milestones are not met. Under the agreement, Resolute is responsible to pay for any ongoing costs and fees associated with the Lpath IP, and we are entitled to a royalty for any revenues related to the Lpath IP including sales of licensed products, and a Tech Transfer Fee of $0.75 million.
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
The Orbera intragastric balloon is a Class III device. The OverStitch and the X-Tack devices are Class II devices. We also sell accessory products, some of which are Class I.

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
All clinical trials must be conducted in accordance with the FDA's IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA's regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product or a specific indication for use. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a 510(k), for numerous reasons, including, but not limited to, the following:
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
In approving a PMA application, as a condition of approval, the FDA may also require some form of postmarket study or surveillance, whereby the applicant follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may require postmarket surveillance for certain devices approved under a PMA or cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility, devices where the failure of which would be reasonably likely to have serious adverse health consequences, or devices expected to have significant use in pediatric populations. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

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
Transparency Reporting
In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 ("ACA").
The Physician Payments Sunshine Act ("PPSA"), which is part of the ACA, requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians, certain non-physician healthcare professionals and teaching hospitals and to report this data to Centers for Medicare & Medicaid Services, for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition to reporting, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. Failure to report may result in civil or criminal fines and/or penalties.
International Regulation
Our business is also subject to regulation in each of the foreign countries in which our products are sold. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union ("EU") requires that Apollo Endosurgery’s devices comply with the Medical Device Directive. The Medical Device Directive is being replaced by the Regulation 2017/745 on Medical Devices, or the MDR, effective May 26, 2021. The MDR contains additional requirements beyond those required to comply with the directives they replace, and often require the submission of more detailed data to support approval. Notably, the requirements for clinical evidence and postmarket surveillance are more rigorous. All affected companies must comply with the MDR by May 26, 2021, specifically the transition requirements dealing with registration, post-market surveillance, market surveillance and vigilance reporting. To support compliance under the MDR, we intend to obtain additional clinical data for Orbera 365. We are in the process of determining the regulatory pathway, including determining requisite clinical evidence requirements, for pursuing a CE mark for the X-Tack product.
In order to place a medical device in the European market, a CE mark must be obtained. To obtain a CE Mark, medical devices must meet certain minimum standards of safety and quality and, depending on which class of medical device they fall into, as such classes are defined in the MDR for the new regime, they may need to undergo an appropriate conformity assessment procedure conducted by a Notified Body. A Notified Body will, amongst other things, assess the quality management systems of the manufacturer and verify that the subject device conform to the requirements set out in the relevant legislation. Once the appropriate conformity assessment procedure for the medical device has been completed, a declaration of conformity will be created and the manufacturer will affix the CE mark to the device. The device can then be marketed throughout the European Economic Area (being the Member States of the EU, together with Norway, Iceland and Liechtenstein). Notified bodies may perform surveillance and unannounced audits at the manufacturer and critical suppliers with respect to the devices covered by the certificates issued by them. If non-conformities raised during the audits are not remedied in a timely manner by the manufacturer, the notified body may (partially or wholly) suspend or withdraw the certificate concerned.
In the EU, we are also required to maintain certain ISO certifications in order to sell products and are subject to regulations and periodic review from various regulatory bodies in other countries where our products are sold. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries. Additionally, we are subject to foreign laws and regulations governing the marketing and promotion of our products including transparency reporting obligations.
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
Other Regulations
We are subject to various international, federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development and manufacturing activities. Specifically, the manufacture of our products is subject to compliance with various international and federal laws and regulations and by various foreign, state and local agencies.
Employees
As of December 31, 2020, we had a total of 158 full-time employees. None of our U.S. employees are represented by a labor union or subject to a collective bargaining agreement. Our non-U.S. employment contracts comply with the applicable country mandated collective agreement in the locations where we operate. We have never experienced any work stoppage and consider our relations with our employees to be good.
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

ITEM 1A.  RISK FACTORS
Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Our business has been and likely will continue to be adversely affected by the ongoing COVID-19 pandemic.
•We have incurred significant operating losses since inception and may not be able to achieve profitability.
•Our long-term growth depends on our ability to successfully develop the market for our Endoscopy products.
•A weakening of U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.
•Our future growth depends on physician adoption and recommendation of procedures utilizing our products.
•Our future growth depends on patient awareness of and demand for procedures that use our products.
•The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
•We are dependent on certain suppliers, vendors and manufacturers, and supply or service disruptions could materially adversely affect our business and future growth.
•We compete or may compete in the future against other companies, some of which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.
•If our facilities or the facility of a supplier become inoperable, we will be unable to continue to research, develop, manufacture and commercialize our products and, as a result, our business will be harmed.
•Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the U.S. Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.
•If our products contribute to a serious injury or death, or malfunction in certain ways, we may be subject to liability claims and will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
•If we or our suppliers fail to comply with local, state or federal laws, rules or regulations, or with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
•Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.
•We may in the future be a party to patent and other intellectual property litigation and administrative proceedings that could be costly and could interfere with our ability to sell our products.
•We have substantial indebtedness which contain restrictive covenants that may limit our operating flexibility and our failure to comply with the covenants and payment requirements of our indebtedness may subject us to increased interest expenses, lender consent and amendment costs or adverse financial consequences.
•We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
•Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
•Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.
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
The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to adversely impact our business, results of operations, and financial condition and liquidity, but cannot accurately predict at this time the extent of the future potential impact on our business, results of operations, financial condition and liquidity.
Government authorities around the world have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur or continue, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and will continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
We are unable to predict the duration of COVID-19's impact on our business. The widespread pandemic has resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. In addition, if the COVID-19 pandemic results in a prolonged economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower demand for procedures that use our products. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, reductions in employment in our target markets have reduced, and may continue to reduce, utilization and sales of our products.
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
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products have been and may in the future be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak and changing standards of care. For example, enrollment for our Orbera365 CE post approval study was delayed due to the pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. COVID-19 restrictions may also delay the timing of regulatory reviews and approvals as regulators in various jurisdictions may have reduced staffing and capability. Due to capital resource constraints resulting from our reduced sales levels, we have prioritized key growth and operational projects over others, which may harm our future growth strategies, sales, business and results of operations.
Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as many hospitals continue to restrict access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. Limited supplies of personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including those that use our products. In addition, in 2020, we eliminated certain employee positions and made reductions to salary and work hours and may in the future take similar actions which may negatively impact our workforce and our business.
The global outbreak of COVID-19 continues to be volatile and rapidly evolving causing our business to be highly uncertain and unpredictable. We do not yet know the full extent of any impacts on our future business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a material and negative impact on our future operations, sales and ability to continue as a going concern.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2020 and 2019, we had net losses of $22.6 million and $27.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $272.8 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
•obtain the necessary regulatory clearances or approvals for new products, product enhancements or product indications;
•market products in compliance with the regulations of the FDA and other applicable regulatory authorities;
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
A weakening of U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.
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
Many of the procedures that utilize our products are elective in nature and demand for our products is driven significantly by patient awareness and preference for the procedures that use our products. We provide patient education materials about our products and related procedures where allowed by local law and consistent with our product regulatory indications through various forms of media. However, the general media, social media and other forms of media outside of our control as well as competing organizations may distribute information that presents our products and related procedures as being unproven, unsafe, ineffective, experimental, or otherwise unfavorable to our products and related procedures. If patient awareness and preference for procedures is not sufficient or is not positive, our future growth will be impaired. In addition, our future growth will be impacted by patient outcomes and the level of patient satisfaction achieved from procedures that use our products. If patients who undergo treatment using our product are not satisfied with their results, our reputation and that of our products may suffer. Even if we are able to raise favorable awareness among patients, patients may be hesitant to proceed with a medical treatment for various reasons including:
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
Our future financial performance will depend in part on our ability to develop and manufacture new products or to acquire new products in a cost-effective manner, to introduce these products to the market on a timely basis and to achieve market acceptance of these products. Factors which may result in delays of new product introductions include capital constraints, research and development delays, lack of personnel with sufficient experience or competence, delays in acquiring regulatory approvals or clearances, including obtaining regulatory approval for new indications for use, delays in closing acquisition transactions, or delays in receiving necessary approval from a hospital or healthcare facility to introduce a new product or procedure. The ongoing COVID-19 pandemic may contribute to such delays, particularly as research and development may be narrowed to key projects and activities. Future product introductions may fail to achieve expected levels of market acceptance including physician adoption, patient awareness or both. Factors impacting the level of market acceptance include the timeliness of our product introductions, the effectiveness of medical education efforts, the effectiveness of patient awareness and educational activities, successful product pricing strategies, available financial and technological resources for product promotion and development, the ability to show clinical benefit from future products, the scope of the indicated use for new products and the availability of coverage and reimbursement for procedures that use future products.
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
Physicians may also misuse our products, use improper techniques, ignore or disregard product warnings, contraindications or other information provided in training materials or product labeling, fail to obtain adequate training, or fail to inform patients of the risks associated with procedures that utilize our products, potentially leading to injury and an increased risk of product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Some of our products have cleared indications for general use and the FDA or foreign regulatory bodies may request clinical evidence to support a specific intended use, or determine that promotional activity, educational materials or training relating to specific intended use constitutes off-label promotion. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited operating history and commercial experience, changes in the market or demand for our products, the launch of new products with no sales history, as well as the ongoing COVID-19 pandemic, may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business.
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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved or cleared for commercial sale by the FDA and manufactured in facilities regulated by the FDA, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products contribute to, or merely appear to or are alleged to have contributed to, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Further, because we provided certain transition services, including manufacturing support, to ReShape for our divested Surgical Product line through December 2020, we may be subject to product liability claims from sales of Surgical products by ReShape, over which we have limited to no control. Product liability claims may be brought against us by patients and their family members, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating expenses will increase by the same amount. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without coverage from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.
If our facilities or the facility of a supplier become inoperable, we will be unable to continue to research, develop, manufacture and commercialize our products and, as a result, our business will be harmed.
We do not have redundant facilities. We perform substantially all of our manufacturing in a single location in Costa Rica or at contract manufacturer locations in the United States. Any manufacturing facility and equipment would be costly to replace and would require substantial lead time to repair or replace. Manufacturing facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, flooding, fire, earthquakes, volcanic activity and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers, or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel. All of our officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel, including changes in our management team, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. For example, we recently announced a planned CEO change to be effective in early March 2021. The failure to successfully execute this leadership transition and retain key employees could negatively impact our business and results of operations.
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
As part of the sale of the Surgical product line to ReShape, we are owed a future payment of $3.0 million in December 2021. Any failure of ReShape to timely pay the remaining future payment will adversely affect our business and financial position.
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
Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
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
While the Trade and Cooperation Agreement provides for the tariff-free trade of certain products between the U.K. and the E.U., there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the E.U. from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could harm our business and results of operations. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. There may continue to be economic uncertainty surrounding the consequences of Brexit which could negatively impact our financial condition, results of operations and cash flows.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not "substantially equivalent" to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the De Novo process. A manufacturer can also submit a petition for a direct De Novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. Of our products, Orbera is a class III product and has been approved through the FDA's PMA process and our suture-based products are class II products and have been cleared through the 510(k) process.
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
If we fail to comply with U.S. federal and state healthcare fraud and abuse or data privacy and security laws and regulations, we could be subject to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.
Our industry is subject to numerous U.S. federal and state healthcare laws and regulations, including, but not limited to, anti-kickback, false claims, privacy and transparency laws and regulations. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws or regulations can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs and the curtailment of our operations. Healthcare fraud and abuse regulations are complex and subject to evolving interpretations and enforcement discretion, and even minor irregularities can potentially give rise to claims that a statute or regulation has been violated. The laws that may affect our ability to operate include, but are not limited to:
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
•the federal false claims laws, including the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, and the federal Health Information Technology for Economic and Clinical Health Act of 2009, each as amended, and their implementing regulations, which impose requirements upon covered healthcare providers, health plans and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors relating to the privacy, security, and transmission of health information;
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
We have entered into consulting agreements with physicians, including some who use our products and may influence the ordering and use of our products. While we believe these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, should the government take the position that these transactions are prohibited arrangements that must be restructured or discontinued, we could be subject to significant penalties. The medical device industry’s relationship with healthcare providers, including physicians is under increasing scrutiny by the OIG, the DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies could significantly harm our business.
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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Affordable Care Act’s provision commonly referred to as the federal Physician Payment Sunshine Act, as well as similar state and foreign laws, impose obligations on medical device manufacturers to annually report certain payments and other transfers of value provided, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to comply with any of these state, federal, or foreign transparency and disclosure requirements could subject us to significant fines and penalties. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.
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
Patients in the U.S. and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their health care treatment. Accordingly, market acceptance of our products is dependent on the extent to which third‑party coverage and reimbursement is available from third-party payors, which can differ significantly from payor to payor and may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and thereafter maintain sufficient third‑party coverage and reimbursement for our products, the commercial success of our products may be limited and our financial condition and results of operations may be materially and adversely affected.
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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new U.S. presidential administration.
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
If our products contribute to a serious injury or death, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a serious injury or death or has malfunctioned in a way that would likely cause or contribute to serious injury or death if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from "becoming aware" of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by the FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. As part of this assessment we conduct a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not our product was a cause of an Adverse Event), our policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products or for which we cannot confirm whether or not our product caused or contributed to the adverse event also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
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
•pricing pressure and differing reimbursement regimes that we may experience internationally;
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and was scheduled to become effective on May 26, 2020. On April 17, 2020, the European Parliament approved the delay of the effectiveness of MDR 2017 until May 26, 2021. MDR 2017 repeals and replaces the EU Medical Devices Directive ("MDD") and changes certain obligations of medical device manufacturers with product in the EU and subjects higher risk medical devices to additional scrutiny during the conformity assessment process. The new regulations will among other things:
•add new rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•require the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database (EUDAMED) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•add rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market;
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
Accordingly, we are required to update our quality system to conform to the requirements of MDR 2017 by May 2021. However, only one of the six EUDAMED modules is fully operational at this time, with the European Commission stating that the EUDAMED database is now not expected to be fully operational until May 2022. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully operable by May 2021.
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid through November 2022 and we aim to have our MDR 2017 documentation available for Notified Body review by the end of 2021. But there are no assurances that our Notified Body will be able to conduct a timely review of this documentation nor that they will conclude our documentation is sufficient. Depending on the timing of the

Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates.
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
If the third parties on which we rely to conduct our clinical trials and to assist us with post market studies do not perform as contractually required or expected, we may not be able to maintain regulatory approval for our products or obtain reimbursement for our products.
We often must rely on third parties, such as medical institutions, clinical investigators, contract research organizations and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA post market studies or CE Mark post-approval studies required to keep our market approvals in good standing as well as clinical studies designed to obtain the clinical data necessary to garner reimbursement from private and government payors. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable clinical protocols or regulatory requirements or for other reasons, our clinical activities or clinical trials may be extended, delayed, suspended or terminated, and we may be at risk of losing our regulatory approvals, fail to obtain desired regulatory approvals or fail to obtain reimbursement for our products or the procedures that use our products, which could harm our business.
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
In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar"). We used $22.4 million of the proceeds to repay the existing senior secured credit facility. In April, July and December 2020, we entered into amendments to this agreement to allow us to enter into a loan under PPP, provide revenue covenant relief for the remainder of 2020 due to the impact of COVID-19, decrease the minimum liquidity requirement from $20.0 million to $12.5 million and extend the maturity date and interest-only payment period. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
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
In April 2020, we were granted a loan of $2.8 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum. Commencing September 27, 2021, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by February 27, 2023 any principal amount outstanding on the PPP Loan as of August 24, 2021. All or a portion of the PPP Loan may be forgiven by the SBA. In December 2020, we applied for forgiveness of the full amount of the loan from the SBA. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.
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
We will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Our executive officers, service providers and other personnel will need to devote substantial time to these rules and regulations. These rules and regulations require significant legal and financial compliance costs and make some other activities more time consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
As of December 31, 2020, the majority of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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
General Risk Factors
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
We and our various third-party providers make investments and take measures to protect our systems and data, but there can be no guarantee that any such measures, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information, protected health information, or personal data of EU residents) could violate or subject us to remediation and liability under federal, state and foreign laws that protect personal data, resulting in increased costs or loss of revenue.
In addition, future interpretations and applications of consumer and data protection laws in the U.S., Europe and elsewhere, such as the EU General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act (the “CCPA”), may be inconsistent with our data practices. If so, this could result in government-imposed fines, orders or guidance requiring that we change our data practices, which could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal executive offices are located in an 18,388 square foot facility in Austin, Texas. The term of the lease for our Austin facility extends through September 30, 2021. Our principal office in Austin houses research and development, sales, marketing, finance and administrative activities. We operate an approximate 18,200 square foot manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica. The term of the lease for our Costa Rica facility extends through September 30, 2028. Additionally, we have a research and development facility in Austin, Texas and sales and marketing offices in Italy and the United Kingdom. We believe that our facilities are currently adequate for our needs.
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
As of January 31, 2021, there were approximately 103 stockholders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. "Apollo," Orbera®, OverStitch™, X-Tack™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered marks of Apollo Endosurgery, Inc. in the U.S. and other jurisdictions.
Overview
We are a medical technology company primarily focused on the design, development and commercialization of innovative medical devices to advance gastrointestinal therapeutic endoscopy. We develop and distribute devices that are used by gastroenterologists and surgeons for a variety of procedures related to closing gastrointestinal defects and managing surgical or endoscopic adverse events or bariatric (weight loss) intervention.
Our core products are the OverStitch Endoscopic Suturing System ("ESS") and Intragastric Balloon ("IGB") (most often branded as Orbera). In December 2020, we received 510(k) approval for the X-Tack Endoscopic HeliX Tacking System. In December 2018, we divested our Surgical product line, which consisted of the Lap-Band® System and related laparoscopic accessories.

We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. ("OUS") and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Impact of COVID-19 on Our Business
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted our business, financial condition, and results of operations. The United States and other countries implemented a variety of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available for procedures that use our products. Following sales growth in the months of January and February 2020 that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures that use our products. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. As a result, our sales for the six months ended December 31, 2020 have exceeded those in the same period of 2019. Demand for our products and our business showed recovery in the third and fourth quarters of 2020 as hospitals began to accept patients for elective procedures though there can be no assurance that this recovery will continue.
The COVID-19 pandemic remains active and continues to represent high uncertainty concerning our sales outlook and risk to our business operations. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery during the second half of 2020 will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, which could be significant. See Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.
Due to the business disruptions stemming directly from the COVID-19 pandemic, we took several actions to preserve our liquidity during 2020. In March and April 2020, we reduced 2019 cash bonuses, implemented reductions in compensation across our workforce including a $100,000 salary cap for all employees, furloughed 57 U.S. employees and reduced the employment arrangements of an additional 34 employees outside the United States. In September, the employee furlough program was discontinued and 35 employees were not recalled. The annual compensation costs associated with these positions were approximately $5.0 million. Finally, in November 2020, we completed a salary restoration plan to restore employee salaries to pre-reduction levels.
On April 27, 2020, the Company was granted a loan of $2.8 million under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the CARES Act. The PPP loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021. In December 2020, we applied for forgiveness for the full amount of the loan from the SBA. We will continue to include this PPP loan within our long-term debt until we receive confirmation of forgiveness from the SBA.
Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset.
ReShape agreed to pay $17.0 million in cash, of which the last $3.0 million is due to us in December 2021.
Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreement. Apollo's transition, distribution, and manufacturing services obligations were completed as of December 31, 2020.
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
Other revenue includes amounts recognized for our digital aftercare support program, transition and manufacturing services we provided to ReShape and freight charged to customers.
Cost of Sales
Our ESS products, representing the majority of our Endoscopy product sales, have historically been purchased from third-party manufacturers, and our cost of sales for these products has consisted of the actual purchase price from these manufacturers plus an allocation of our internal manufacturing overhead cost. Cost of sales for products we manufacture include raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes royalties, shipping, excess and obsolete inventory charges, inspection and related costs incurred in making our products available for sale or use. In periods of reduced production volume, unabsorbed manufacturing overhead costs are charged to expense when incurred.
Our gross margin comparability between periods has been impacted by the shift in our revenue mix from Surgical to Endoscopy products. Demand for our divested Surgical products historically were declining but Surgical product sales realized a higher gross margin compared to our Endoscopy products, which have been growing in demand. In addition, manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect to continue to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing and medical education. In addition, our sales and marketing expense includes costs associated with physician training, industry events, advertising and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, information technology and human resources. General and administrative expense also includes facility costs, insurance, audit fees, legal fees, bad debt expense and costs to develop and maintain our intellectual property portfolio.
Research and Development Expense
Research and development expense includes product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, and other costs associated with development of our products. Research and development expense also includes compensation and stock-based compensation expense for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development and clinical obligations.
Amortization of Intangible Assets
Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software. Intangible assets are amortized over the asset's estimated useful life.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which management has prepared in accordance with existing U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. Management evaluates estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, valuation of intangible assets, long-lived assets and goodwill, going concern assessment, allowance for doubtful accounts, and inventory valuation. We base our estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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
In connection with the December 2018 sale of the Surgical product line, we entered into a transition services agreement, supply agreement and distribution agreement which obligated us to provide specific services for designated periods of time for each service and manufacture Surgical products through December 2020. Transition service revenue is recognized as the support is provided in accordance with the prices established in the transition services agreement. Supply agreement revenue is recognized when products are shipped at the net amount earned based upon the prices established in the supply agreement less the cost to produce the product. Transition service and supply agreement revenue are included in other revenue.
Inventory Valuation
Inventory is stated at the lower of cost or net realizable value. Charges for excess and obsolete inventory are based on specific identification of excess and obsolete inventory items and an analysis of inventory items approaching expiration date. We evaluate the carrying value of inventory in relation to the estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record estimated excess and obsolescence charges to cost of sales. Our inventories are stated using the weighted average cost approach, which approximates actual costs.
Non-GAAP Financial Measures
To supplement our financial results, we are providing a non-GAAP financial measure, Endoscopy product sales percentage change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of our Endoscopy product sales. Endoscopy product sales percentage change in constant currency is calculated by translating current foreign currency sales using last year's exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.
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

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$42,048	100.0%	$50,713	100.0%
Cost of sales	19,806	47.1%	25,038	49.4%
Gross margin	22,242	52.9%	25,675	50.6%
Operating expenses:
Sales and marketing	17,355	41.3%	28,730	56.7%
General and administrative	11,062	26.3%	13,588	26.8%
Research and development	7,670	18.2%	10,384	20.5%
Amortization of intangible assets	1,949	4.6%	2,095	4.1%
Settlement gain	—	—%	(5,609)	(11.1)%
Total operating expenses	38,036	90.4%	49,188	97.0%
Loss from operations	(15,794)	(37.6)%	(23,513)	(46.4)%
Interest expense, net	5,251	12.5%	4,052	8.0%
Other (income) expense	1,424	3.4%	(408)	(0.8)%
Net loss before income taxes	(22,469)	(53.5)%	(27,157)	(53.6)%
Income tax expense	142	0.3%	275	0.5%
Net loss	$(22,611)	(53.8)%	$(27,432)	(54.1)%
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$15,774	$9,955	$25,729	$14,944	$13,365	$28,309	5.6%	(25.5)%	(9.1)%
IGB	5,045	9,739	14,784	5,162	11,678	16,840	(2.3)%	(16.6)%	(12.2)%
Total Endoscopy	20,819	19,694	40,513	20,106	25,043	45,149	3.5%	(21.4)%	(10.3)%
Surgical	—	—	—	—	3,712	3,712	—%	(100.0)%	(100.0)%
Other (1)	1,453	82	1,535	1,815	37	1,852	(19.9)%	121.6%	(17.1)%
Total revenues	$22,272	$19,776	$42,048	$21,921	$28,792	$50,713	1.6%	(31.3)%	(17.1)%
% Total revenues	53.0%	47.0%		43.2%	56.8%
(1) Other U.S. revenue includes $0.9 million and $1.3 million of transition and manufacturing services provided for the years ended December 31, 2020 and 2019, respectively.
Non-GAAP Endoscopy product sales percentage changes in constant currency for the year ended December 31, 2020 were as follows:

	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	(24.0)%	(8.4)%
IGB	(16.9)%	(12.4)%
Total Endoscopy	(20.7)%	(9.9)%

Total revenues in 2020 were $42.0 million, compared to $50.7 million in 2019, a decrease of 17.1%. The decline in total revenues was due to the impact of the COVID-19 pandemic and related shelter-in-place restrictions and diversion of healthcare resources that began in March of 2020. Total Endoscopy product sales decreased 10.3% to $40.5 million in 2020 from $45.1 million in 2019. During the second quarter of 2020, total Endoscopy product sales declined $6.8 million compared to the same period in 2019 due to the impact of the COVID-19 pandemic. In the second half of 2020, Endoscopy procedures and product utilization in the U.S. recovered while OUS markets continued to be slowed periodically from sporadic COVID-19 resurgence. Direct markets accounted for 82.8% and 79.3% of total Endoscopy product sales in 2020 and 2019, respectively.
Sales also declined $3.7 million in 2020 due to the previously described divestiture of our Surgical products. Included in other revenues was $0.9 million and $1.3 million of transition and manufacturing services provided in 2020 and 2019, respectively.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	13,366	31.8%	$17,160	33.8%
Overhead	4,562	10.8%	4,990	9.9%
Other indirect costs	1,878	4.5%	2,888	5.7%
Total cost of sales	$19,806	47.1%	$25,038	49.4%
Gross Margin
Gross margin was 52.9% for 2020 compared to 50.6% for 2019. The increase in gross margin as a percentage of revenue was from implemented gross margin improvement projects, an increase in direct market sales as a percentage of total revenues in 2020, and a higher proportion of IGB product sales in 2020. These improvements were partially offset by a $0.5 million charge in the second quarter of 2020 for unabsorbed overhead costs associated with reduced manufacturing activity as a result of the COVID-19 pandemic.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $11.4 million in 2020 as compared to 2019 primarily due to lower compensation, reduction in marketing spend, suspension of medical education activities and reduced travel as a result of cost saving actions we initiated in response to the COVID-19 pandemic. In early 2020, we also ceased direct market operations in Brazil.
General and Administrative Expense. General and administrative expense decreased $2.5 million in 2020 as compared to 2019 primarily due to cost savings actions initiated in response to the COVID-19 pandemic and lower professional service fees.
Research and Development Expense. Research and development expense decreased $2.7 million in 2020 as compared to 2019 primarily due to lower clinical trial spend in 2020 as enrollment milestones were achieved in 2019 and due to cost saving actions initiated in response to the COVID-19 pandemic.
Amortization of Intangible Assets. Amortization of intangible assets was largely unchanged in 2020 as compared to 2019.
Settlement Gain. Settlement gain of $5.6 million in 2019 resulted from the resolution of a dispute with Allergan Inc. at a lower amount than previously accrued in connection with disputed inventory purchases and transition services provided by Allergan through 2016.
Loss from Operations.
Loss from operations in 2020 was $15.8 million compared to $23.5 million in 2019. Excluding the settlement gain in 2019 of $5.6 million, our loss from operations improved $13.3 million primarily due to the cost reduction actions implemented.
Other Expenses
Interest Expense, net. Net interest expense increased $1.2 million in 2020 primarily due to the non-cash interest on the Convertible Debt issued in August 2019.

Other (Income) Expense. Other (income) expense primarily consists of realized and unrealized foreign exchange gains or losses. The decrease of $1.8 million in 2020 compared to 2019 was primarily caused by the movement in exchange rates on short-term intercompany loans denominated in U.S dollars payable by our foreign subsidiaries. During 2020, unrealized exchange rate losses on these intercompany loans were $1.2 million compared to unrealized gains of $0.2 million in 2019.
Income Tax Expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.1 million in 2020 compared to $0.3 million in 2019.
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
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$14,944	$13,365	$28,309	$11,016	$12,364	$23,380	35.7%	8.1%	21.1%
IGB	5,162	11,678	16,840	5,400	12,339	17,739	(4.4)%	(5.4)%	(5.1)%
Total Endoscopy	20,106	25,043	45,149	16,416	24,703	41,119	22.5%	1.4%	9.8%
Surgical	—	3,712	3,712	10,795	7,913	18,708	(100.0)%	(53.1)%	(80.2)%
Other (1)	1,815	37	1,852	995	32	1,027	82.4%	15.6%	80.3%
Total revenues	$21,921	$28,792	$50,713	$28,206	$32,648	$60,854	(22.3)%	(11.8)%	(16.7)%
% Total revenues	43.2%	56.8%		46.4%	53.6%
(1) Other U.S. revenue includes $1.3 million of transition and manufacturing services provided for the year ended December 31, 2019.

Non-GAAP Endoscopy product sales percentage change in constant currency for the year ended December 31, 2019 were as follows:

	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	12.5%	23.4%
IGB	(1.6)%	(2.5)%
Total Endoscopy	5.5%	12.3%
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
Included in other revenues for 2019 is $1.3 million of transition and manufacturing services provided to ReShape.
Cost of Sales
Cost of product sales for the periods shown were as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$17,160	33.8%	$18,009	29.6%
Overhead	4,990	9.9%	6,670	11.0%
Other indirect costs	2,888	5.7%	2,981	4.9%
Total cost of sales	$25,038	49.4%	$27,660	45.5%
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
Liquidity and Capital Resources
We have experienced operating losses since inception and occasional debt covenant violations and have an accumulated deficit of $272.8 million as of December 31, 2020. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In July 2020, we issued shares of our common stock and pre-funded warrants for aggregate proceeds of approximately $25.0 million and entered into the Sixth Amendment to our loan and security agreement with Solar Capital, Ltd. that waived the minimum covenant requirements for 2020 and decreased our minimum liquidity requirements from $20.0 million to $12.5 million. In December 2020, the Seventh Amendment to our loan and security agreement with Solar Capital, Ltd. extended the interest only period until March 1, 2022 (or September 1, 2022 if certain revenue milestones are achieved in 2021) and extended the maturity date to September 1, 2024 (or March 1, 2025 if certain revenue milestones are achieved in 2021). The deferral of principal repayments resulting from the Seventh Amendment improves our 2021 liquidity by approximately $12.0 million.
Management believes its existing cash and cash equivalents, expected product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained.

Term Loan Facility
In March 2019, we entered into a term loan facility agreement with Solar Capital, Ltd. to borrow $35.0 million (the "Credit Agreement"). The Credit Agreement, as amended by the Seventh Amendment, matures on September 1, 2024, with principal payments beginning in March 2022, and bears interest at LIBOR, subject to a minimum floor, plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 7.0% of the outstanding amount will be due at end of the loan term and an additional 5.5% fee will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before December 4, 2030. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. We used $22.4 million of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full, including interest.
The Credit Agreement was amended in March 2020, April 2020, July 2020 and December 2020. These amendments, among other things, (i) waived the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduced the minimum liquidity requirement to $12.5 million, (iii) extended the interest only period until March 1, 2022 (or September 1, 2022 if certain revenue milestones are achieved in 2021) and extended the maturity date to September 1, 2024 (or March 1, 2025 if certain revenue milestones are achieved in 2021), (iv) permitted us to enter into a loan under the SBA’s PPP established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, (v) increased the final fee due at the end of the loan term to 7.0% from 4.9%, (vi) increased the fee due at certain exit or trigger events from 4.5% to 5.5%, (vii) waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019, and (viii) established a minimum LIBOR interest rate.
In February 2021, we entered into the Eighth Amendment to the Credit Agreement which established the revenue covenant requirements for 2021 (see Note 18).
Convertible Senior Debt
In August 2019, we issued $20.0 million aggregate principal amount of Convertible Debt. Interest on the Convertible Debt will be payable semi-annually in shares of our common stock on January 1 and July 1 of each year, beginning on January 1, 2020, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP"), of our common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2026, unless earlier converted or repurchased in accordance with its terms.
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
As of December 31, 2020, $20.5 million aggregate principal amount was outstanding under the Convertible Debt. In July 2020, $0.6 million of interest due for the six-month period ended June 30, 2020 accreted into principal outstanding under the Convertible Debt. In December 2020, $0.1 million of the Convertible Debt was converted into shares of common stock at a holder's election.
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

In December 2020, we applied for forgiveness of the full amount of the $2.8 million loan from the SBA. We will continue to include this PPP loan within our long-term debt until we receive confirmation of forgiveness from the SBA.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	2020	2019
Net cash used in operating activities	$(20,812)	$(25,622)
Net cash provided by investing activities	1,370	1,038
Net cash provided by financing activities	25,613	30,506
Effect of exchange rate changes on cash	108	(8)
Net change in cash, cash equivalents and restricted cash	$6,279	$5,914
Operating Activities
Cash used in operating activities of $20.8 million for 2020 was primarily the result of a net loss of $22.6 million plus non-cash items of $9.3 million primarily related to depreciation, amortization, non-cash interest, foreign currency on intercompany payables, and stock-based compensation. Net loss, after adjustment for non-cash items, improved $12.9 million compared to the same period in 2019 due to lower operating expenses, primarily due to cost reduction actions we initiated to preserve our liquidity during the COVID-19 pandemic, which offset reduced gross margin. Additionally, cash used for accounts payable and accrued expenses of $7.1 million primarily related to clinical study payments and raw material purchases.
Cash used in operating activities of $25.6 million for 2019 was primarily the result of a net loss of $27.4 million plus non-cash items of $1.3 million primarily related to the settlement gain of $5.6 million offset by depreciation, amortization, non-cash interest, and stock-based compensation. The increase in net loss after adjustment for non-cash items is primarily due to the divestiture of our Surgical product line in December of 2018. Additionally, cash provided by operating assets and liabilities of $0.6 million related to working capital changes primarily from accounts receivable collections and reduction in inventory levels offset by higher accounts payable payments.
Investing Activities
Cash provided by investing activities in both 2020 and 2019 was related to installment payments received from the sale of the Surgical product line partially offset by investments in property and equipment and in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $25.6 million for 2020 primarily related to proceeds received from the issuance of common stock and pre-funded warrants to purchase common stock in July 2020 of $23.3 million and the PPP Loan granted in April 2020 of $2.8 million.
Cash provided by financing activities of $30.5 million for 2019 primarily related to the $13.3 million in net proceeds from the Term Loan Facility refinancing and proceeds from the issuance of $20.0 million aggregate principal amount of Convertible Debt offset by deferred financing costs of $2.9 million.
Future Funding Requirements
As of December 31, 2020, we had cash, cash equivalents and restricted cash balances totaling $37.2 million. We believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
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

Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by rules enacted by the U.S. Securities and Exchange Commission (“SEC”).
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

ITEM 8.  FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Apollo Endosurgery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories and Valuation of Related Estimates and Obsolescence

As described in notes 2 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $10.3 million as of December 31, 2020. Inventory is stated at the lower of cost or net realizable value. The Company values inventories using the weighted average cost approach, which approximates actual costs. The Company writes down inventory based on specific identification of excess and obsolete inventory items based on estimated sales forecasts and an analysis of inventory items approaching expiration date. If factors such as future usage and forecast product demand are less favorable than those projected, additional inventory write downs may be required.

The valuation of inventories requires management to make significant assumptions and complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering approaching expiration dates, future usage and forecast product demand for the Company’s products. Changes in such assumptions could have a significant impact on the valuation of the Company’s inventories. Additionally, management makes qualitative judgments related to discontinued, slow moving and obsolete inventories. This leads to a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the methodology and reasonableness of the estimates and assumptions.

The following are the most relevant procedures we performed to address this critical audit matter:
•We evaluated and tested the appropriateness of management’s process for determining the valuation of inventories, including:
◦The reasonableness of the significant assumptions used by management including those related to forecasted inventory usage and backlog;
◦The completeness, accuracy, and relevance of the underlying data used in management’s estimate, including inventory expiration dates;
◦The calculations related to the application of the methodology to specific inventory categories; and
◦Inquiries with appropriate non-financial personnel regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventories;
•We developed an independent expectation of inventory write-downs at year end based on historical trends and compared it to management’s estimate; and
•We developed an independent expectation of inventory valuation at the product level based on historical costs and current year cost increases and compared it to management’s valuation.

/s/ Moss Adams LLP

Dallas, Texas
February 25, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Apollo Endosurgery, Inc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statement of operations and comprehensive loss, change in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2019 consolidated financial statements, the Company has suffered recurring losses from operations, cash flow deficits and debt covenant violations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2020.

Austin, Texas
March 26, 2020

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(In thousands, except for share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$36,235	$29,905
Accounts receivable, net of allowance for doubtful accounts of $634 and $658, respectively	8,218	9,232
Inventory	10,306	8,865
Prepaid expenses and other current assets	3,771	2,998
Total current assets	58,530	51,000
Restricted cash	965	1,016
Property, equipment and right-of-use assets	6,221	6,612
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $13,231 and $11,648, respectively	6,017	7,831
Other assets	414	2,833
Total assets	$77,437	$74,582
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,675	$9,902
Accrued expenses	7,357	8,438
Current portion of long-term debt	636	34,449
Total current liabilities	11,668	52,789
Long-term debt	37,192	—
Convertible debt	19,387	18,554
Long-term liabilities	2,439	1,116
Total liabilities	70,686	72,459
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 25,819,329 and 20,951,963 shares issued and outstanding at December 31, 2020 and 2019, respectively	26	21
Additional paid-in capital	276,569	250,634
Accumulated other comprehensive income	2,929	1,630
Accumulated deficit	(272,773)	(250,162)
Total stockholders' equity	6,751	2,123
Total liabilities and stockholders' equity	$77,437	$74,582

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2020 and 2019
(In thousands, except for share data)

	2020	2019
Revenues	$42,048	$50,713
Cost of sales	19,806	25,038
Gross margin	22,242	25,675
Operating expenses:
Sales and marketing	17,355	28,730
General and administrative	11,062	13,588
Research and development	7,670	10,384
Amortization of intangible assets	1,949	2,095
Settlement gain	—	(5,609)
Total operating expenses	38,036	49,188
Loss from operations	(15,794)	(23,513)
Other expenses:
Interest expense, net	5,251	4,052
Other (income) expense	1,424	(408)
Net loss before income taxes	(22,469)	(27,157)
Income tax expense	142	275
Net loss	$(22,611)	$(27,432)
Other comprehensive income (loss):
Foreign currency translation	1,299	(871)
Comprehensive loss	$(21,312)	$(28,303)
Net loss per share, basic and diluted	$(0.99)	$(1.27)
Shares used in computing net loss per share, basic and diluted	22,756,167	21,542,284

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2020 and 2019
(In thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2018	21,899,522	$22	$249,115	$2,501	$(222,808)	$28,830
Adoption of ASU 2016-02, Leases	—	—	—	—	78	78
Exercise of common stock options	17,158	—	31	—	—	31
Exchange of common stock for warrants	(1,000,000)	(1)	1	—	—	—
Issuance of restricted stock units	35,283	—	—	—	—	—
Stock-based compensation	—	—	1,487	—	—	1,487
Foreign currency translation	—	—	—	(871)	—	(871)
Net loss	—	—	—	—	(27,432)	(27,432)
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	5,982	—	14	—	—	14
Exercise of common stock warrants	2,105,836	2	(2)	—	—	—
Issuance of restricted stock units	85,223	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Conversion of convertible debt	25,528	—	83	—	—	83
Stock-based compensation	—	—	2,114	—	—	2,114
Foreign currency translation	—	—	—	1,299	—	1,299
Net loss	—	—	—	—	(22,611)	(22,611)
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2020 and 2019
(In thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(22,611)	$(27,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,730	4,060
Amortization of deferred financing costs	656	620
Non-cash interest	1,501	540
Provision for doubtful accounts receivable	52	212
Inventory impairment	50	162
Stock-based compensation	2,114	1,487
Unrealized foreign exchange on intercompany payables	1,208	(214)
Settlement gain	—	(5,609)
Changes in operating assets and liabilities:
Accounts receivable	1,079	1,852
Inventory	(1,559)	872
Prepaid expenses and other assets	56	(120)
Accounts payable and accrued expenses	(7,088)	(2,052)
Net cash used in operating activities	(20,812)	(25,622)
Cash flows from investing activities:
Purchases of property and equipment	(486)	(805)
Purchases of intangibles and other assets	(144)	(175)
Proceeds from sale of equipment	—	18
Divestiture of Surgical product line	2,000	2,000
Net cash provided by investing activities	1,370	1,038
Cash flows from financing activities:
Proceeds from exercise of stock options	14	31
Proceeds from long-term debt	2,824	35,000
Proceeds from convertible debt	—	20,000
Proceeds from issuance of common stock	23,262	—
Payments of deferred financing costs	(487)	(2,857)
Payment of long-term debt	—	(21,668)
Net cash provided by financing activities	25,613	30,506
Effect of exchange rate changes on cash	108	(8)
Net increase in cash, cash equivalents and restricted cash	6,279	5,914
Cash, cash equivalents and restricted cash at beginning of year	30,921	25,007
Cash, cash equivalents and restricted cash at end of year	$37,200	$30,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,182	$3,470
Cash paid for income taxes	192	328
Right-of-use assets recognized in exchange for new lease obligations (non-cash)	1,146	2,890

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020 and 2019
(In thousands, except for share data)
(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes "Apollo" and the "Company" refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
Apollo is a medical technology company primarily focused on the design, development, and commercialization of innovative medical devices to advance gastrointestinal therapeutic endoscopy. The Company develops and distributes devices that are used by gastroenterologists and surgeons for a variety of procedures related to closing gastrointestinal defects and managing surgical or endoscopic adverse events and obesity intervention.
The Company's core products include the OverStitch™ Endoscopic Suturing System ("ESS") and the Orbera® Intragastric Balloon System ("IGB"), which together comprise the Company's Endoscopy products. The Company also offers Apollo Care, a digital and remotely delivered aftercare program. In December 2020, the Company received 510(k) approval for the X-Tack Endoscopic HeliX Tacking System. All devices are regulated by the U.S. Food and Drug Administration (the "FDA") or an equivalent regulatory body outside the U.S.
In December 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") and sold our Lap-Band® product line ("Surgical") to ReShape Lifesciences, Inc ("ReShape"). Our goal with this transaction was to increase our focus on our Endoscopy products and monetize a non-strategic asset. ReShape agreed to pay $17,000 in cash, of which $3,000 remains payable in December 2021. Upon completion of the ReShape transaction, the parties entered into a transition services agreement, supply agreement and distribution agreement. All transition, distribution, and manufacturing services were completed as of December 31, 2020.
(2) Significant Accounting Policies
(a)   Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
(b)   Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, going concern assessment, useful lives of intangibles and long-lived assets, long-lived asset and goodwill impairment, allowance for doubtful accounts, and valuation of inventory.
(c)   Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity at date of purchase of three months or less to be cash equivalents.
(d)   Restricted Cash
The Company entered into irrevocable letters of credit with three banks to secure obligations under lease agreements and performance based obligations. These letters of credit are secured by cash balances totaling $965 and $1,016 which are recorded in restricted cash on the consolidated balance sheet as of December 31, 2020 and 2019, respectively.

(e)    Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management's evaluation of the collectability of accounts receivable. Accounts receivable are written off when it is deemed uncollectible. Accounts receivable of $115 and $127 were written off during the years ended December 31, 2020 and 2019, respectively.
(f)   Inventory
Inventory is stated at the lower of cost or net realizable value. Charges for excess and obsolete inventory are based on specific identification of obsolete inventory items and an analysis of inventory items approaching expiration date. The Company records estimated excess and obsolescence charges to cost of sales. The Company's inventories are stated using the weighted average cost approach, which approximates actual costs.
(g)   Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash and cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt is estimated by management to approximate $41,100 and $38,000 at December 31, 2020 and 2019, respectively. The Company's convertible debt is estimated by management to approximate $20,500 and $20,000 at December 31, 2020 and 2019, respectively. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

(j)    Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. For annual and interim goodwill impairment tests, the Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company's evaluation of goodwill completed on December 31, 2020 and 2019 resulted in no impairment losses.
Definite-lived intangible assets consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software which are amortized over their estimated useful lives. Costs to extend the lives of and renew patents and trademarks are capitalized when incurred.
(k)   Valuation of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flows may differ from actual cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company's evaluation of long-lived assets for the years ended December 31, 2020 and 2019 resulted in no impairment losses.
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
Customers and distributors generally have the right to return or exchange products purchased from the Company for up to thirty days from the date of product shipment. At the end of each period, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges. Certain customers may receive volume rebates or discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces recognized revenues.
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
In connection with the December 2018 sale of the Surgical product line, the Company entered into a transition services agreement, supply agreement and distribution agreement. Transition service fees were recognized as revenue when the support was provided in accordance with the prices established in the transition services agreement. Product sold under the supply agreement is recognized as revenue when product is shipped at the prices established in the supply agreement net of the cost to produce the product. Transition service and supply agreement revenue are included in other revenue. All transition, distribution, and manufacturing services were completed as of December 31, 2020.
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

(o)   Advertising
The Company expenses advertising costs as incurred. The Company incurred approximately $227 and $1,648 in advertising costs during the years ended December 31, 2020 and 2019, respectively.
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
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At December 31, 2020, the Company's cash and cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $37,200. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company's net accounts receivable balance as of December 31, 2020. There was one customer representing approximately 15% of the Company's net accounts receivable as of December 31, 2019. The Company had no single customer that comprised more than 10% of the Company's total revenues for the years ended December 31, 2020 and 2019.
(4) Inventory
Inventory consists of the following as of December 31:

	2020	2019
Raw materials	$2,344	$2,834
Work in progress	558	532
Finished goods	7,404	5,499
Total inventory	$10,306	$8,865

The Company recorded an inventory impairment charge of $50 and $162 for the years ended December 31, 2020 and 2019, respectively. Finished goods included $140 of inventory on consignment at customer locations at December 31, 2020.
(5) Property, Equipment and Right-of-Use Assets
Property and equipment consists of the following as of December 31:

	Depreciable Lives	2020	2019
Equipment	5 years	$7,452	$7,491
Right-of-use assets	1 - 5 years	4,031	2,890
Furniture, fixtures and tooling	4 - 8 years	2,156	2,233
Computer hardware	3 - 5 years	1,244	1,261
Leasehold improvements	3 - 7 years	1,744	1,671
Construction in process		466	198
		17,093	15,744
Less accumulated depreciation		(10,872)	(9,132)
Property, equipment and right-of-use assets		$6,221	$6,612
The Company recorded depreciation expense of $1,779 and $1,859 for the years ended December 31, 2020 and 2019, respectively. There were no impairment charges for the years ended December 31, 2020 or 2019. The Company disposed of $405 of fully depreciated property, equipment and right-of-use assets no longer being utilized during the year ended December 31, 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. In September 2020, the Company extended the lease of the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for equipment and vehicles.
As of December 31, 2020, the maturities of the Company's operating lease liabilities are as follows:

2021	$983
2022	566
2023	488
2024	424
2025	404
Thereafter	1,172
Total lease payments	4,037
Less imputed interest	(1,032)
Total operating lease liabilities	$3,005
Operating lease liabilities of $675 and $2,330 are included in accrued expenses and long-term liabilities, respectively, as of December 31, 2020. Operating lease expense and cash paid within operating cash flows for operating leases was $1,156 and $1,233 during 2020 and 2019, respectively. The weighted average remaining lease term was 5.0 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%.

(6) Intangible Assets
Intangible assets consist of the following as of December 31:

	Useful Life	2020	2019
Customer relationships	9 years	$8,301	$8,301
Orbera technology	12 years	4,600	4,600
Trade names	10 years	1,700	1,700
Patents and trademarks	5 years	2,597	2,453
Capitalized software	1 - 5 years	2,050	2,425
		19,248	19,479
Less accumulated amortization		(13,231)	(11,648)
Intangible assets, net		$6,017	$7,831
The Company recorded amortization expense of $1,951 and $2,201 during 2020 and 2019, respectively. Additionally, $144 and $161 related to the extension and renewal of patents and trademarks was capitalized during 2020 and 2019, respectively.
Amortization for the next five years is as follows:

2021	$1,851
2022	1,674
2023	908
2024	624
2025	564
Thereafter	396
Total	$6,017

(7) Other Assets
Included in other assets as of December 31, 2019 was $2,511 for the non-current portion of the receivable due from ReShape, which has been reclassified to other current assets as of December 31, 2020. Interest on the receivable accretes 10% annually. Imputed interest income on the ReShape receivable was $416 and $619 for the years ended December 31, 2020 and 2019, respectively, and is included within interest expense, net.

(8) Accrued Expenses
Accrued expenses consists of the following as of December 31:

	2020	2019
Accrued employee compensation and expenses	$3,946	$3,183
Lease liability	675	932
Accrued interest	616	467
Accrued professional service fees	358	653
Accrued insurance and taxes	442	271
Accrued returns and rebates	129	216
Settlement liability	—	1,625
Other	1,191	1,091
Total accrued expenses	$7,357	$8,438
In April 2019, the Company entered into a settlement agreement with Allergan, Inc. to resolve a dispute related to amounts charged for inventory purchases and transition services provided through 2016, after the Company's asset acquisition of the obesity intervention business in December 2013. The settlement agreement provided for a payment of $3,250 to completely discharge all remaining charges. The remaining payment of $1,625 was paid in 2020. The Company recognized a gain of $5,609 in 2019 as a result of this settlement agreement.
(9) Long-Term Debt
Long-term debt consists of the following as of December 31:

	2020	2019
Term loan facility	$35,000	$35,000
PPP loan	2,824	—
Deferred interest	1,217	517
Deferred financing costs	(1,213)	(1,068)
Less current portion	(636)	(34,449)
Long-term debt	$37,192	$—
Term Loan Facility
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar to borrow $35,000. The Credit Agreement, as amended by the Seventh Amendment, matures on September 1, 2024, with principal payments beginning in March 2022, and bears interest at LIBOR, subject to a minimum floor, plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 7.0% of the outstanding amount will be due at end of the loan term and an additional 5.5% fee will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before December 4, 2030. The Credit Agreement, collateralized by substantially all of the Company's assets, includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues. The Company used $22,372 of the proceeds of the Credit Agreement to repay our previous senior secured credit agreement in full including interest. Unamortized deferred financing costs and discount of $388 were written off in March 2019 in connection with the repayment.

The Credit Agreement was amended in March 2020, April 2020, July 2020 and December 2020. These amendments, among other things, (i) waived the trailing six-month Endoscopy revenue requirements through the end of 2020, (ii) reduced the minimum liquidity requirement to $12,500, (iii) extended the interest only period until March 1, 2022 (or September 1, 2022 if certain revenue milestones are achieved in 2021) and extended the maturity date to September 1, 2024 (or March 1, 2025 if certain revenue milestones are achieved in 2021), (iv) permitted the Company to enter into a loan under the Small Business Administration’s ("SBA") Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, (v) increased the final fee due at the end of the loan term to 7.0% from 4.9%, (vi) increased the fee due at certain exit or trigger events from 4.5% to 5.5%, (vii) waived the financial statement covenant default associated with the going concern opinion of our independent registered public accounting firm for the year ended December 31, 2019, and (viii) established a minimum LIBOR interest rate. In connection with these amendments and concurrent with the equity raise in July 2020, the Company reclassified the term loan facility from current liabilities to the scheduled maturity of the principal payments set out in the Credit Agreement.
As of December 31, 2020, the Company was in compliance with all financial covenants. In February 2021, we entered into the Eighth Amendment to the Credit Agreement which established the revenue covenant requirements for 2021 (see Note 18).
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2,824 under the PPP established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
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
In December 2020, the Company applied for forgiveness of the full amount of the $2,824 loan from the SBA. We will continue to include this PPP loan within our long-term debt until we receive confirmation of forgiveness from the SBA.
Interest expense on the Company's long term debt was $4,212 and $4,579 for the years ended December 31, 2020 and 2019, respectively.
Principal payments of the Company's long-term debt are as follows:

2021	$627
2022	13,550
2023	14,314
2024	9,333
2025	—
Thereafter	—
Total	$37,824

(10) Convertible debt
Convertible debt consists of the following as of December 31:

	2020	2019
Convertible debt principal	$20,519	$20,000
Deferred financing costs	(1,132)	(1,446)
Convertible debt	$19,387	$18,554
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures (the "Convertible Debt"), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP") of our common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. However, in the event that the trailing 10-trading day VWAP of the Company's common stock is less than $2.50 per share, interest accrued and payable for the applicable interest payment period will accrete to the principal amount then outstanding. The Convertible Debt will mature on August 12, 2026, as amended in December 2020, unless earlier converted or repurchased in accordance with its terms.
In January 2020, we issued 164,797 shares of the Company's common stock to holders of the Convertible Debt in fulfillment of $467 of accrued interest as of December 31, 2019. In July 2020, outstanding interest of $600 was accreted to the principal amount of the Convertible Debt. As of December 31, 2020, accrued interest on the Convertible Debt was $616.
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
In December 2020, $81 of the Convertible Debt was converted into 25,528 shares of common stock.
Interest expense on the Convertible Debt was $1,531 and $588 for the years ended December 31, 2020 and 2019, respectively.
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
(b)    Warrants
Warrants consist of the following as of December 31, 2020:

Warrant Expiration Date	Number of shares	Exercise price per share
December 29, 2021	40,456	$13.70
February 27, 2022	163,915	$21.29
No expiration	16,412,964	$0.001
Total number of warrants outstanding	16,617,335
Weighted average exercise price of warrants outstanding		$0.24
In July 2020, the Company issued and sold (i) 2,480,000 shares of common stock, par value $0.001 per share at a purchase price of $1.25 per share, or the Shares, and (ii) pre-funded warrants to purchase up to 17,520,000 shares of common stock, or the Warrant Shares, at a purchase price of $1.249 per warrant, or the Warrants, for aggregate proceeds of approximately $25,000. In October 2020, 2,107,036 of these Warrants were exercised. No warrants expired during the year ended December 31, 2020.

(12) Stock Option Plans
Plans
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
Certain of the outstanding options were granted under prior equity incentive plans which are no longer in effect.
As of December 31, 2020, the Company has 438,581 shares of common stock reserved for issuance under the 2017 Plan.
Stock Option Activity
A summary of the stock option activity under the Company's 2017 Plan and Prior Plans (collectively, the "Equity Plans") as of December 31, 2020 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2019	1,927,194	$5.01	7.5 years	$87
Options granted	1,216,942	$2.08
Options exercised	(5,982)	$2.31
Options forfeited	(216,208)	$4.13
Options outstanding, vested and expected to vest, December 31, 2020	2,921,946	$3.86	7.6 years	$1,664
Options exercisable	1,364,859	$5.17	6.0 years	$143
The fair value for options under the Equity Plans was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires estimating dividend yield, volatility, risk-free rate of return during the service period and the expected term of the award. The expected dividend yield assumption is based on the Company’s expectation of zero future dividend payouts. The volatility assumption is based on the historical volatilities of the Company’s common stock and of comparable public companies. The risk free rate of return assumption utilizes yields on U.S. treasury zero-coupon bonds with maturity that is commensurate with the expected term for awards issued to employees and the contractual term for awards issued to non-employees. The expected term is derived using the simplified method and represents the weighted average period that the stock awards are expected to remain outstanding.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2020	2019
Risk free interest rate	0.4%	2.2%
Expected dividend yield	—%	—%
Estimated volatility	73.8%	64.6%
Expected life	5.8 years	6.0 years

Additional information regarding options is as follows:

	2020	2019
Stock-based compensation cost	$2,114	$1,487
Weighted-average grant date fair value of options granted during the period	$1.31	$2.08
Aggregate intrinsic value of options exercised during the period	$8	$20
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2020 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2020 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Annually the Company grants options to its sales and marketing personnel that begin to time vest only upon the individual's achievement of a certain revenue target. In 2020, no options were determined to have met the underlying conditions. The remaining performance shares were unearned and forfeited.
Unrecognized compensation expense related to unvested options was approximately $2,121 at December 31, 2020, with a remaining amortization period of less than 2.0 years.
A summary of the restricted stock unit activity under the Company's Equity Plans as of December 31, 2020 is presented below:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2019	243,695	$4.06	$695
Restricted stock units granted	517,978	$2.08
Restricted stock units vested	(85,223)	$4.08
Restricted stock units forfeited	(11,784)	$2.08
Unvested units, December 31, 2020	664,666	$2.55	$2,260
Unrecognized compensation expense related to unvested restricted stock units was approximately $1,251 at December 31, 2020, with a remaining amortization period of 2.2 years.
(13) Commitments and Contingencies
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

(14) Defined Contribution Plan
The Company sponsors defined contribution plans for employees in the U.S. and Europe. The cost of these plans, including employer contributions, was $504 and $698 for the years ended December 31, 2020 and 2019 respectively.
(15) Income Taxes
Income tax expense of $142 and $275 for the years ended December 31, 2020 and 2019, respectively is composed of foreign income taxes on earnings generated by foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31 are as follows:

	2020	2019
Deferred tax assets:
Capitalized transaction costs	$279	$330
Intangible assets	1,100	1,105
Inventory valuation	28	242
Research and development credit	4,123	4,055
Interest expense carryforward	3,121	2,188
Foreign timing differences	578	238
Other	1,095	873
Net operating loss carryforwards	53,666	50,702
	63,990	59,733
Deferred tax liabilities:
Unremitted foreign earnings	(463)	(453)
Depreciable assets	(93)	(185)
	(556)	(638)
Total net deferred tax assets	63,434	59,095
Less valuation allowance	(63,243)	(59,049)
Net deferred tax assets (included in other assets)	$191	$46
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382. The valuation allowance increased by $4,194 during the year ended December 31, 2020, primarily as a result of changes in net operating loss.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law making several changes to the Internal Revenue Code; however, the tax law changes in the Act did not have a material impact on the Company’s income tax provision.
As of December 31, 2020, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2020	2019
Tax at U.S. statutory rate	$(4,719)	$(5,703)
State taxes, net of deferred benefit	(536)	(1,051)
Foreign tax rate differential	(327)	(330)
Foreign taxes	(13)	22
Permanent differences	702	442
Research and development tax credit	(313)	(408)
Other	365	478
Deferred tax adjustment	756	(1)
Unremitted foreign earnings	33	6
Valuation allowance - current year	4,194	6,820
Income tax expense	$142	$275
Income tax expense consists of the following:

	2020	2019
Current taxes:
U.S. state	$11	$—
International	279	321
Total current income tax expense	290	321
Deferred taxes:
International	(148)	(46)
Total deferred income tax expense	(148)	(46)
Income tax expense	$142	$275
As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $223,602, of which $79,764 has an unlimited life and the remaining amount will expire in varying amounts beginning in 2025 if not utilized. The Company's July 2017 stock offering qualified as an ownership change under section 382 which resulted in a reduction of $100,825 in the Company’s U.S. federal net operating losses that will not be utilizable in the future, thus federal net operating loss carryforwards available to the Company as of December 31, 2020 were $122,777. However, the Company's deferred tax asset value for this section 382 reduction is not reflected in the table above until written off in a future tax return. There have been no additional section 382 reductions through December 31, 2020.
The deferred tax asset associated with net operating loss carryforwards has been offset by a valuation allowance due to the uncertainty that the Company will achieve taxable income necessary to utilize the net operating loss carryforward in the future.
The Company had state net operating loss carryforwards of approximately $108,111 which will begin to expire in varying amounts beginning in 2021, if not utilized. The Company had foreign net operating losses of approximately $2,382 which do not expire.
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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted average basis):

	Year Ended December 31
	2020	2019
Warrants for common stock	8,068,615	590,672
Convertible debt	6,310,621	2,440,904
Common stock options	2,520,029	1,699,410
Restricted stock units	487,636	169,808
	17,386,901	4,900,794

(17) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$15,774	$9,955	$25,729	61.2%	$14,944	$13,365	$28,309	55.8%
IGB	5,045	9,739	14,784	35.2%	5,162	11,678	16,840	33.2%
Total Endoscopy	20,819	19,694	40,513	96.4%	20,106	25,043	45,149	89.0%
Surgical	—	—	—	—%	—	3,712	3,712	7.3%
Other	1,453	82	1,535	3.6%	1,815	37	1,852	3.7%
Total revenues	$22,272	$19,776	$42,048	100.0%	$21,921	$28,792	$50,713	100.0%
% Total revenues	53.0%	47.0%			43.2%	56.8%
Total distributor sales were 35.2% and 33.9% of total OUS revenues for the years ended December 31, 2020 and 2019, respectively. Sales in the next largest individual country outside the U.S. were 7.6% for both the years ended December 31, 2020 and 2019.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	2020	2019
U.S.	$2,149	$2,934
Costa Rica	3,641	3,039
Other	431	639
Total property, equipment and right-of-use assets	$6,221	$6,612

(18) Subsequent Events
In February 2021, the Company entered into the Eighth Amendment to the Credit Agreement which established the revenue covenant requirements for 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2020 our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer and oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On February 24, 2021, the Company entered into the Eighth Amendment to the Credit Agreement which established the revenue covenant requirements for 2021.
PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, (the "2021 Proxy Statement") and the information to be included in the 2021 Proxy Statement is incorporated by reference.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Financial Statements and Financial Statement Schedules
i.Financial Statements
The financial statements of Apollo Endosurgery, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2020:

ii.Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
b.Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2++	Asset Purchase Agreement, dated December 17, 2018, by and between Apollo Endosurgery, Inc. and ReShape Lifesciences Inc.	8-K	001-35706	2.1	December 19, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Form of Warrant issued to Torreya Capital	S-4	333-214059	4.7	October 11, 2016
4.4	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015	S-4	333-214059	4.8	October 11, 2016
4.5	Third Amended and Restated Investors' Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
4.6	Form of 6.0% Convertible Debenture due 2024	8-K	001-35706	4.1	August 16, 2019
4.7 *	Description of Securities

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.1	Amendment, dated as of December 4, 2020, to the Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein, and the 6.0% Convertible Debentures due 2024.	Form 8-K	001-35706	10.2	December 7, 2020
10.2	Addendum No. 2 to Office Lease Agreement dated August 7, 2014 between Apollo Endosurgery Costa Rica and BCR Fondo de Inversion Inmobiliario	10-Q	001-35706	10.1	November 5, 2020
10.3++	Securities Purchase Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.1	July 22, 2020
10.4	Registration Rights Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.2	July 22, 2020
10.5	Form of Pre-Funded Warrant, dated as of July 21, 2020, issued by Apollo Endosurgery, Inc.	Form 8-K	001-35706	10.3	July 22, 2020
10.6#	2020 Bonus Plan	8-K	001-35706	10.1	March 5, 2020
10.7#	Offer Letter, dated November 19, 2014, between Apollo Endosurgery, Inc. and Bret Schwartzhoff	S-4	333-214059	10.18	October 11, 2018
10.8#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.9#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.10#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.11#	Second Amendment to Employment Agreement dated June 1, 2014 by and between the Company and Todd Newton	8-K	001-35706	10.2	May 30, 2018
10.12#	First Amendment to Employment Agreement dated March 2, 2015 by and between the Company and Stefanie Cavanaugh	8-K	001-35706	10.3	May 30, 2018
10.13	Employment Agreement Effective March 1, 2020 by and between the Company and Charles McKhann
10.14#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.15#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.16	Loan and Security Agreement, dated March 15, 2019, by and among the Company, Solar Capital, Ltd, the guarantors party thereto, and the lenders.	10-K	001-35706	10.1	March 18, 2019
10.17	Second Amendment, dated August 7, 2019, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.	8-K	001-35706	10.5	August 16, 2019
10.18	Third Amendment to Loan and Security Agreement, Waiver and First Amendment to Fee Letter	10-Q	001-35706	10.1	October 30, 2019

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.19	Fourth Amendment and Limited Waiver to Loan and Security Agreement, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders	Form 8-K	001-35706	10.1	May 4, 2020
10.20	Fifth Amendment and Limited Waiver to Loan and Security Agreement and Second Amendment to Fee Letter, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders	Form 8-K	001-35706	10.2	May 4, 2020
10.21	Sixth Amendment, dated July 17, 2020, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital, Ltd., the guarantors party thereto, and the lenders.	Form 8-K	001-35706	10.4	July 22, 2020
10.22	Seventh Amendment, dated December 4, 2020, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital Ltd., the guarantors party thereto, and the lenders.	Form 8-K	001-35706	10.1	December 7, 2020
10.23
Eighth Amendment, dated February 24, 2021, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital Ltd., the guarantors party thereto, and the lenders.

10.24	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018
10.25	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.26	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.27#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.28#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.29#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017
10.30#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016

Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.31#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.1	October 11, 2016
10.32++	Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.1	August 16, 2019
10.33	Registration Rights Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.2	August 16, 2019
10.34	Subsidiary Guarantee, dated as of August 12, 2019, issued by Apollo Endosurgery International, LLC, Apollo Endosurgery Costa Rica S.R.L., Apollo Endosurgery US, Inc., Lpath Therapeutics Inc. and Apollo Endosurgery UK Ltd.	8-K	001-35706	10.3	August 16, 2019
10.35	Pre-funded Warrant, dated as of August 12, 2019, issued by Apollo Endosurgery, Inc.	8-K	001-35706	10.4	August 16, 2019
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016
23.1 *	Consent of Moss Adams LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.
23.2 *	Consent of KPMG LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 * †	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 * †	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 25, 2021 by the undersigned thereto.

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
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

Signature	Title	Date

/s/ Todd Newton	Chief Executive Officer and Director	February 25, 2021
Todd Newton	(Principal Executive Officer)

/s/ Stefanie Cavanaugh	Chief Financial Officer, Treasurer and Secretary	February 25, 2021
Stefanie Cavanaugh	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	February 25, 2021
Chrissy Citzler-Carr	(Principal Accounting Officer)

/s/ John Barr	Chairman of the Board	February 25, 2021
John Barr

/s/ Rick Anderson	Director	February 25, 2021
Rick Anderson

/s/ Julie Shimer	Director	February 25, 2021
Julie Shimer

/s/ William D. McClellan, Jr.	Director	February 25, 2021
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Director	February 25, 2021
R. Kent McGaughy, Jr.

/s/ David C. Pacitti	Director	February 25, 2021
David C. Pacitti

/s/ Bruce Robertson, PH.D.	Director	February 25, 2021
Bruce Robertson, Ph.D.