Form 10-Q
period 2021-03-31
Apollo Endosurgery, Inc.
filed 2021-05-04
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 27,035,842 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,710	$36,235
Accounts receivable, net of allowance for doubtful accounts of $606 and $634, respectively	9,463	8,218
Inventory	10,546	10,306
Prepaid expenses and other current assets	4,173	3,771
Total current assets	55,892	58,530
Restricted cash	938	965
Property, equipment and right-of-use assets, net	5,854	6,221
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $13,686 and $13,231, respectively	5,618	6,017
Other assets	392	414
Total assets	$73,984	$77,437
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,576	$3,675
Accrued expenses	6,907	7,357
Current portion of long-term debt	1,112	636
Total current liabilities	12,595	11,668
Long-term debt	36,998	37,192
Convertible debt	19,363	19,387
Long-term liabilities	2,337	2,439
Total liabilities	71,293	70,686
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,035,842 and 25,819,329 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	26
Additional paid-in capital	277,994	276,569
Accumulated other comprehensive income	2,044	2,929
Accumulated deficit	(277,374)	(272,773)
Total stockholders' equity	2,691	6,751
Total liabilities and stockholders' equity	$73,984	$77,437

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$13,857	$10,718
Cost of sales	6,350	5,081
Gross margin	7,507	5,637
Operating expenses:
Sales and marketing	4,790	6,330
General and administrative	4,069	3,339
Research and development	1,928	2,147
Amortization of intangible assets	474	496
Total operating expenses	11,261	12,312
Loss from operations	(3,754)	(6,675)
Other expenses:
Interest expense, net	1,352	1,244
Other (income) expense, net	(564)	2,294
Net loss before income taxes	(4,542)	(10,213)
Income tax expense	59	43
Net loss	$(4,601)	$(10,256)
Other comprehensive (loss)/income:
Foreign currency translation	(885)	1,812
Comprehensive loss	$(5,486)	$(8,444)
Net loss per share, basic and diluted	$(0.17)	$(0.49)
Shares used in computing net loss per share, basic and diluted	26,306,442	21,117,126

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Issuance of restricted stock units	11,341	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Stock-based compensation	—	—	401	—	—	401
Foreign currency translation	—	—	—	1,812	—	1,812
Net loss	—	—	—	—	(10,256)	(10,256)
Balances at March 31, 2020	21,128,101	$21	$251,502	$3,442	$(260,418)	$(5,453)

Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	21,493	—	60	—	—	60
Exercise of common stock warrants	999,855	1	(1)	—	—	—
Issuance of restricted stock units	11,337	—	—	—	—	—
Issuance of common stock for convertible debt interest	161,184	—	572	—	—	572
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	720	—	—	720
Foreign currency translation	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	(4,601)	(4,601)
Balances at March 31, 2021	27,035,842	$27	$277,994	$2,044	$(277,374)	$2,691

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,601)	$(10,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	955
Amortization of deferred financing costs	133	154
Non-cash interest	446	356
Provision for (benefit from) doubtful accounts receivable	(18)	77
Stock-based compensation	720	401
Unrealized foreign exchange on intercompany payables	(545)	2,240
Changes in operating assets and liabilities:
Accounts receivable	(1,443)	1,430
Inventory	(236)	(1,522)
Prepaid expenses and other assets	(347)	(113)
Accounts payable and accrued expenses	678	15
Net cash used in operating activities	(4,309)	(6,263)
Cash flows from investing activities:
Purchases of property and equipment	(221)	(272)
Purchases of intangibles and other assets	(76)	(46)
Net cash used in investing activities	(297)	(318)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	—
Payments of deferred financing costs	—	(206)
Net cash provided by/(used in) financing activities	60	(206)
Effect of exchange rate changes on cash	(6)	(95)
Net change in cash, cash equivalents and restricted cash	(4,552)	(6,882)
Cash, cash equivalents and restricted cash at beginning of year	37,200	30,921
Cash, cash equivalents and restricted cash at end of period	$32,648	$24,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$775	$814
Cash paid for income taxes	4	7
Right-of-use assets recognized in exchange for lease obligations (non-cash)	—	36

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
Apollo is a medical technology company primarily focused on the development of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy. The Company develops and distributes devices that are used by surgeons and gastroenterologists for a variety of procedures related to gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and the treatment of obesity.
The Company's core products include the OverStitch™ Endoscopic Suturing System, the OverStitch Sx™ Endoscopic Suturing System, X-TackTM Endoscopic HeliX Tacking System (collectively "ESS") and the ORBERA® Intragastric Balloon ("IGB").
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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company's estimates. The accounting estimates that require the Company's most significant, difficult and subjective judgments include revenue recognition and inventory valuation.
(b) Unaudited Interim Results
In management's opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
(c) Recent Accounting Pronouncements
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

(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At March 31, 2021, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $32,648. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company had no concentrations greater than 10% of the Company's net accounts receivable as of March 31, 2021. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three months ended March 31, 2021 and 2020.

(4) Inventory
Inventory consists of the following as of:

	March 31, 2021	December 31, 2020
	(unaudited)
Raw materials	$2,745	$2,344
Work in progress	539	558
Finished goods	7,262	7,404
Total inventory	$10,546	$10,306
Finished goods included $137 of consigned inventory at March 31, 2021.

(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	March 31, 2021	December 31, 2020
		(unaudited)
Equipment	5 years	$7,476	$7,452
Right-of-use assets	1-5 years	4,028	4,031
Furniture, fixtures and tooling	4-8 years	2,375	2,156
Computer hardware	3-5 years	1,263	1,244
Leasehold improvements	3-7 years	1,743	1,744
Construction in process		470	466
		17,355	17,093
Less accumulated depreciation		(11,501)	(10,872)
Property, equipment and right-of-use assets		$5,854	$6,221
The Company recorded depreciation expense of $429 and $458 for the three months ended March 31, 2021 and 2020, respectively. There were no impairment charges for the three months ended March 31, 2021 or 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for equipment and vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of March 31, 2021, the maturities of the Company's operating lease liabilities are as follows:

2021	$729
2022	570
2023	490
2024	425
2025	404
Thereafter	1,172
Total lease payments	3,790
Less imputed interest	(997)
Total operating lease liabilities	$2,793
Operating lease liabilities of $565 are included in accrued expenses and $2,228 are included in long-term liabilities as of March 31, 2021. Operating lease expense and cash paid within operating cash flows for operating leases was $267 and $294 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted average remaining lease term was 4.8 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%.

(6) Accrued Expenses
Accrued expenses consists of the following as of:

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued employee compensation and expenses	$3,350	$3,946
Accrued professional service fees	747	358
Lease liability	565	675
Accrued insurance and taxes	577	442
Accrued interest	350	616
Accrued returns and rebates	82	129
Other	1,236	1,191
Total accrued expenses	$6,907	$7,357

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Long-Term Debt
Long-term debt consists of the following as of:

	March 31, 2021	December 31, 2020
	(unaudited)
Term loan facility	$35,000	$35,000
PPP loan	2,824	2,824
Deferred interest	1,416	1,217
Deferred financing costs	(1,130)	(1,213)
Less current portion	(1,112)	(636)
Long-term debt	$36,998	$37,192
Term Loan Facility
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement, as amended by the Seventh Amendment, provided a six-month extension of the interest only period and the maturity date if certain revenue milestones were achieved before December 2021. These revenue milestones were achieved as of March 31, 2021 and thus the Credit Agreement maturity was extended to March 1, 2025 with principal payments beginning in September 2022. The Credit Agreement bears interest at LIBOR, subject to a minimum floor, plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 7.0% of the outstanding amount will be due at end of the loan term and an additional 5.5% fee will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if the Company achieves trailing twelve-month revenue of $100,000 before December 4, 2030. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues.
In February 2021, the Eighth Amendment to the Credit Agreement established the revenue covenant requirements for 2021.
As of March 31, 2021, the Company was in compliance with all financial covenants.
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, the Company was granted a loan of $2,824 under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, rent, utilities, and interest on debt.
In December 2020, the Company applied for the forgiveness of the full amount of the $2,824 loan from the SBA. The Company will continue to include this PPP loan within long-term debt until confirmation of forgiveness is received from the SBA.
Interest expense on the Company's long term debt was $1,058 and $1,041 for the three months ended March 31, 2021 and 2020, respectively.
Principal payments of the Company's long-term debt are as follows:

2021	$627
2022	6,550
2023	14,314
2024	14,000
2025	2,333
Thereafter	—
$37,824

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(8) Convertible Debt
Convertible debt consists of the following as of:

	March 31, 2021	December 31, 2020
	(unaudited)
Convertible debt	$20,445	$20,519
Deferred financing costs	(1,082)	(1,132)
Total convertible debt	$19,363	$19,387
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures due 2026 (the "Convertible Debt"), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company's common stock on January 1 and July 1 of each year at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP") of the Company's common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. However, in the event that the trailing 10-trading day VWAP of the Company's common stock is less than $2.50 per share, interest accrued and payable for the applicable interest payment period will accrete to the principal amount then outstanding. The Convertible Debt will mature on August 12, 2026 unless earlier converted or repaid in accordance with its terms.
In January 2021, the Company issued 161,184 shares of the Company's common stock to holders of the Convertible Debt in fulfillment of $572 of accrued interest as of December 31, 2020. As of March 31, 2021, accrued interest on the Convertible Debt is $350.
The Convertible Debt converts, at the option of the holders, into shares of the Company's common stock at an initial conversion price of $3.25 per share, subject to adjustment. If the VWAP of the Company's common stock has been at least $9.75 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, the Company may force the conversion of all or any part of the outstanding principal amount of the Convertible Debt, accrued and unpaid interest and any other amounts then owing, subject to certain conditions. In February 2021, $74 of the Convertible Debt, including accrued interest was converted into 22,644 shares of common stock.
Interest expense on the Convertible Debt was $357 and $378 for the three months ended March 31, 2021 and 2020, respectively.

(9) Warrants
In March 2021, 1,000,000 of pre-funded warrants were exercised into shares of common stock.

(10) Stock-Based Compensation
A summary of the stock option activity as of March 31, 2021 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	2,921,946	$3.86	7.6 years	$1,664
Options granted	1,096,517	5.95
Options exercised	(21,493)	2.81
Options forfeited	(19,077)	4.56
Options outstanding, vested and expected to vest, March 31, 2021	3,977,893	$4.44	8.1 years	$6,216
Options exercisable	1,389,467	$5.22	5.9 years	$1,761
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2021
Risk free interest rate	1.0%
Expected dividend yield	—%
Estimated volatility	81.0%
Expected life	6.1 years
Additional information regarding options is as follows:

Three Months Ended March 31, 2021
Weighted-average grant date fair value of options granted during the period	$4.12
Aggregate intrinsic value of options exercised during the period	$57
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2021 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2021 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock. No options were granted during the three months ended March 31, 2020.
In March 2021, the Company awarded 848,733 stock options to the Company’s chief executive officer in connection with the commencement of his employment. The option grant will vest over a period of four years, with one-quarter of the shares underlying the option vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments thereafter.
Unrecognized compensation expense related to unvested options was approximately $6,248 at March 31, 2021, with a remaining amortization period of 3.3 years.
A summary of the restricted stock unit and performance stock unit activity under the Company's Equity Plans as of March 31, 2021 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units, December 31, 2020	664,666	$2.55	$2,260
Restricted stock units and performance stock units granted	816,997	5.95
Restricted stock units vested	(11,337)	6.58
Unvested units, March 31, 2021	1,470,326	$4.41	$8,101
In March 2021, the Company awarded 707,278 performance-based restricted stock units to the Company’s chief executive officer in connection with the commencement of his employment. The performance-based restricted stock units vest in four equal tranches upon the achievement of revenue for the trailing four quarters equal to $50,000, $65,000, $80,000, and $95,000, respectively.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $1,726 and $4,052, respectively, at March 31, 2021, with a remaining amortization period of 2.0 years.

(11) Income Taxes
The provision for income taxes for the three months ended March 31, 2021 and 2020 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of March 31, 2021, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2021	2020
Warrants for common stock	15,617,335	1,204,371
Convertible debt	6,349,515	6,293,076
Common stock options	3,137,230	1,896,856
Restricted stock units	843,962	232,354
	25,948,042	9,626,657

(13) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $41,100 and $20,400, respectively at March 31, 2021. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$5,395	$3,244	$8,639	62.4%	$3,755	$3,077	$6,832	63.7%
IGB	1,470	3,493	4,963	35.8%	898	2,628	3,526	32.9%
Other	242	13	255	1.8%	327	33	360	3.4%
Total revenues	$7,107	$6,750	$13,857	100.0%	$4,980	$5,738	$10,718	100.0%
% Total revenues	51.3%	48.7%			46.5%	53.5%
Total distributor sales were 43.7% and 34.0% of total OUS revenues for the three months ended March 31, 2021 and 2020, respectively. In March 2020, the Company ceased its direct sales operations in Brazil and entered into a distributor agreement with a third party. Sales in the next largest individual country outside the U.S. were 6.8% and 8.1% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	March 31, 2021	December 31, 2020
	(unaudited)
U.S.	$1,984	$2,149
Costa Rica	3,489	3,641
Other	381	431
Total property, equipment and right-of-use assets, net	$5,854	$6,221

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
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 25, 2021 with the Securities and Exchange Commission ("SEC"). “Apollo,”, Orbera®, OverStitch™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.

Overview
We are a medical technology company primarily focused on the development of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy. We develop and distribute devices that are used by surgeons and gastroenterologists for a variety of procedures related to gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and the treatment of obesity.
Our core products include the OverStitch™ Endoscopic Suturing System, the OverStitch Sx™ Endoscopic Suturing System, X-TackTM Endoscopic HeliX Tacking System (collectively "ESS") and the ORBERA® Intragastric Balloon ("IGB").
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. (“OUS”) and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Impact of COVID-19 on Our Business
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted our business, financial condition, and results of operations. The United States and other countries implemented a variety of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available for procedures that use our products. Following sales growth in the months of January and February 2020 that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April 2020 declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures that use our products. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business showed recovery in the second half of 2020 as hospitals began to accept patients for elective procedures though there can be no assurance that this recovery will continue.
The COVID-19 pandemic remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.

Divestiture of the Surgical Product Line
In December 2018, we entered into an Asset Purchase Agreement and sold our Surgical product line to ReShape Lifesciences Inc. ("ReShape"). Our goal with this transaction was to increase our focus on our therapeutic endoscopy products and monetize a non-strategic asset.
ReShape agreed to pay $17.0 million in cash installments, of which $14.0 million has been paid in accordance with the purchase agreement. The final $3.0 million installment is due in December 2021.
Financial Operations Overview
Revenues
Our principal source of revenues are sales of our endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers and institutions. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including the continuing COVID-19 pandemic, physician procedures and therapy preferences, patient procedures and therapy preferences, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Other revenue includes amounts recognized for our digital aftercare support program, transition and manufacturing services we provided to ReShape in 2020, and freight charged to customers.
Cost of Sales
Cost of sales for purchased products consists of the actual purchase price from manufacturers plus an allocation of our internal manufacturing overhead cost. Cost of sales for products we manufacture include raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also include royalties, shipping, excess and obsolete inventory charges, inspection and related costs incurred in making our products available for sale or use. In periods of reduced production volume, unabsorbed manufacturing overhead costs are charged to expense when incurred.
Manufacturing overhead as a percentage of revenue between periods can fluctuate as a result of manufacturing rates and the degree to which manufacturing overhead is allocated to production during the period. We expect to continue to improve gross margins as we complete certain identified gross margin improvement projects and improve capacity utilization of our manufacturing facility.
Sales and Marketing Expense
Sales and marketing expense primarily consists of salaries, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing and medical education. In addition, sales and marketing expense includes costs associated with physician training, industry events, advertising and other promotional activities.
General and Administrative Expense
General and administrative expense primarily consists of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, information technology and human resources. General and administrative expense also includes facility cost, insurance, audit fees, legal fees, bad debt expense and costs to develop and maintain our intellectual property portfolio.
Research and Development Expense
Research and development expense includes product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials and other costs associated with development of our products. Research and development expense also includes salaries, benefits and other related costs, including stock-based compensation, for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development and clinical obligations.
Amortization of Intangible Assets
Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents, trademarks and capitalized software. Intangible assets are amortized over the asset's estimated useful life.

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
Note 2, "Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), and "Critical Accounting Policies and Estimates" in Part II, Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. There have been no material changes to the Company's critical accounting policies and estimates since the 2020 Form 10-K.
Non-GAAP Financial Measures
To supplement our financial results we are providing a non-GAAP financial measure, product sales percentage change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of our product sales. Product sales percentage change in constant currency is calculated by translating current foreign currency sales using last year's exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.
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
Results of Operations
Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$13,857	100.0%	$10,718	100.0%
Cost of sales	6,350	45.8%	5,081	47.4%
Gross margin	7,507	54.2%	5,637	52.6%
Operating expenses:
Sales and marketing	4,790	34.6%	6,330	59.1%
General and administrative	4,069	29.4%	3,339	31.2%
Research and development	1,928	13.9%	2,147	20.0%
Amortization of intangible assets	474	3.4%	496	4.6%
Total operating expenses	11,261	81.3%	12,312	114.9%
Loss from operations	(3,754)	(27.1)%	(6,675)	(62.3)%
Interest expense, net	1,352	9.8%	1,244	11.6%
Other (income) expense, net	(564)	(4.1)%	2,294	21.4%
Net loss before income taxes	(4,542)	(32.8)%	(10,213)	(95.3)%
Income tax expense	59	0.4%	43	0.4%
Net loss	$(4,601)	(33.2)%	$(10,256)	(95.7)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$5,395	$3,244	$8,639	$3,755	$3,077	$6,832	43.7%	5.4%	26.4%
IGB	1,470	3,493	4,963	898	2,628	3,526	63.7%	32.9%	40.8%
Other (1)	242	13	255	327	33	360	(26.0)%	(60.6)%	(29.2)%
Total revenues	$7,107	$6,750	$13,857	$4,980	$5,738	$10,718	42.7%	17.6%	29.3%
% Total revenues	51.3%	48.7%		46.5%	53.5%
(1) Other U.S. revenue includes $0.2 million of transition and manufacturing services provided to ReShape for the three months ended March 31, 2020.
Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended March 31, 2021
	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	2.2%	25.0%
IGB	26.7%	36.1%
Total revenues	13.1%	26.8%
Total revenues for the three months ended March 31, 2021 were $13.9 million, compared to $10.7 million for the three months ended March 31, 2020, an increase of 29.3%.
Total U.S. sales increased $2.1 million or 42.7%, and comprised 51.3% of total revenue for the three months ended March 31, 2021. U.S. ESS sales increased $1.6 million, or 43.7%, due to increased sales volume from our existing customer base driven by continued recovery from the COVID-19 pandemic, new users trained on OverStitch and OverStitch Sx, and the launch of our new X-Tack product. Similarly, U.S. IGB sales increased $0.6 million, or 63.7%, primarily due to increased sales volume from our existing customer base as well as benefits of the market recovery from the impact of COVID-19 in the prior year.
Total OUS sales increased $1.0 million or 17.6% primarily due to higher distributor orders. OUS ESS sales increased $0.2 million, or 5.4%, as higher distributor orders offset lower direct market sales where regional COVID-19 restrictions continued to impact elective procedure volumes. OUS IGB sales increased $0.9 million, or 32.9%, due to increased sales volume in our direct markets and higher distributor orders also driven by continued recovery from the COVID-19 pandemic in the prior year.
Direct market product sales accounted for approximately 78.4% of total product sales for the three months ended March 31, 2021 compared to 81.2% for the same period in 2020. In March 2020, we entered into a distribution agreement with a third party Brazilian medical device distributor and ceased our direct sales operations in Brazil.

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,380	31.6%	$3,373	31.5%
Overhead	1,320	9.5%	1,139	10.6%
Other indirect costs	650	4.7%	569	5.3%
Total cost of sales	$6,350	45.8%	$5,081	47.4%
Gross Margin
Gross margin as a percentage of revenue was 54.2% for the three months ended March 31, 2021, compared to 52.6% for the same period in 2020. The increase in gross margin percentage is primarily due to higher product sales.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense decreased $1.5 million for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to lower compensation and marketing spend as a result of the cost efficiencies implemented during 2020.
General and Administrative Expense. General and administrative expense increased $0.7 million for the three months ended March 31, 2021 when compared to the same period in 2020 as a result of severance and higher legal fees.
Research and Development Expense. Research and development expense decreased $0.2 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to lower compensation as a result of the cost efficiencies implemented during 2020.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three months ended March 31, 2021 when compared to the same period in 2020.
Loss from Operations
Loss from operations for the three months ended March 31, 2021 of $3.8 million decreased $2.9 million compared to $6.7 million for the same period in 2020 primarily due to higher revenues and lower operating expenses.
Other Expenses
Interest Expense, net. Net interest expense increased by $0.1 million for the three months ended March 31, 2021 when compared to the same period in 2020 due to lower interest income.
Other (Income) Expense, net. Other (income) expense primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized gain of $0.5 million for the three months ended March 31, 2021 compared to unrealized losses of $2.2 million for the three months ended March 31, 2020.

Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $277.4 million as of March 31, 2021. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which have resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
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

Term Loan Facility
In March 2019, we entered into a term loan facility agreement with Solar Capital, Ltd. to borrow $35.0 million (the "Credit Agreement"). The Credit Agreement, as amended by the Seventh Amendment, provided a six-month extension of the interest only period and the maturity date if certain revenue milestones were achieved before December 2021. These revenue milestones were achieved as of March 31, 2021 and thus the Credit Agreement maturity was extended to March 1, 2025 with principal payments beginning in September 2022. The Credit Agreement bears interest at LIBOR, subject to a minimum floor, plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 7.0% of the outstanding amount will be due at end of the loan term and an additional 5.5% fee will be due at the earlier of an Exit Event (as defined in the Credit Agreement) or if we achieve trailing twelve-month revenue of $100.0 million before December 4, 2030. The Credit Agreement includes the customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues.
In February 2021, the Eighth Amendment to the Credit Agreement established the revenue covenant requirements for 2021.
Convertible Senior Debt
In August 2019, we issued $20.0 million aggregate principal amount of Convertible Debt. Interest on the Convertible Debt is payable semi-annually in shares of our common stock on January 1 and July 1 of each year at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price ("VWAP"), of our common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. The Convertible Debt will mature on August 12, 2026 unless earlier converted or repurchased in accordance with its terms.
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
As of March 31, 2021, $20.4 million aggregate principal amount was outstanding under the Convertible Debt.
CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2.8 million under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the CARES Act. The Loan matures on February 27, 2023 and bears interest at a rate of 1.0% per annum with equal interest and principal payments beginning on September 27, 2021.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, rent, utilities, and interest on debt.
In December 2020, we applied for the forgiveness of the full amount of the $2.8 million loan from the SBA. We will continue to include this PPP loan within our long-term debt until we receive confirmation of forgiveness from the SBA.
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,309)	$(6,263)
Net cash used in investing activities	(297)	(318)
Net cash provided by/(used in) financing activities	60	(206)
Effect of exchange rate changes on cash	(6)	(95)
Net change in cash, cash equivalents and restricted cash	$(4,552)	$(6,882)
Operating Activities
Cash used in operating activities of $4.3 million for the three months ended March 31, 2021 was primarily the result of a net loss of $4.6 million offset by non-cash items of $1.6 million, primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest, and stock based compensation. Net loss, after adjustment for non-cash items, improved $3.1 million compared to the same period in 2020 due to higher revenues and lower operating expenses. Additionally, cash used by operating assets and liabilities of $1.3 million primarily related to accounts receivable due to the increase in revenues.

Cash used in operating activities of $6.3 million for the three months ended March 31, 2020 was primarily the result of a net loss of $10.3 million plus non-cash items of $4.2 million primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock based compensation. Net loss, after adjustment for non-cash items, improved $1.5 million compared to the same period in 2019 due to lower operating expenses, which offset reduced gross margin resulting from the divestiture of the Surgical product line.
Investing Activities
Cash used in investing activities of $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $0.1 million for the three months ended March 31, 2021 was related to proceeds received from exercise of stock options.
Cash used in financing activities of $0.2 million for the three months ended March 31, 2020 was related to the payment of financing costs associated with amendments to our Credit Agreement.
Future Funding Requirements
As of March 31, 2021, we had cash, cash equivalents and restricted cash balances totaling $32.6 million. We believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
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
Federal False Claims Act Action.
As previously disclosed, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. relating to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website. We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation. On February 5, 2021 the United States filed a declination to intervene in the underlying action that had prompted the investigation entitled United States of America ex rel. Mathew Fitzer M.D., et al., v. Allergan, Inc. et al., and also names the Company as a defendant. In April of 2021, the Company was served with the underlying action filed under qui tam provisions of the Federal False Claims act and related to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website during the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. We believe the claims are without merit, but we cannot predict the outcome of the legal proceedings or the effect on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.

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
•Our future growth depends on developing clinical data that demonstrates the safety and efficacy of our products and the procedures that use our products.
•Our future growth depends on obtaining and maintaining adequate coverage and reimbursement for procedures performed with our products.
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
•Our products are subject to extensive regulation by the FDA and foreign regulatory authorities, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the U.S. Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications, 510(k) clearances and foreign regulatory approvals to commercially market our products, we will continue to be subject to extensive regulatory oversight from the FDA and foreign regulatory authorities.
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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Despite the growing availability of vaccinations against COVID-19, government authorities around the world have continued to impose "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur or continue, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, limit our access to customers and limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and will continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
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
Restrictions on the ability to travel, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions begin to be relaxed or lifted and various jurisdictions gradually reopen, we are unable to accurately predict when these policies, orders and restrictions will be fully relaxed or lifted or for how long they will remain relaxed or lifted. There can be no assurances that patients or providers will restart procedures that use our devices upon the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have deferred and may continue to defer their purchases of our products due to the ongoing COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations following a slowdown in the pandemic, which would harm the recovery of our sales growth as well. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures we have instituted to date, could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.
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
We have incurred net losses since our inception in 2005. For the three months ended March 31, 2021 and 2020, we had net losses of $4.6 million and $10.3 million, respectively. As of March 31, 2021, we had an accumulated deficit of $277.4 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endoscopy products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the gastroenterology and bariatric communities. Our Endoscopy products offer non-surgical and less-invasive solutions and technology that enable new options for physicians treating their patients who suffer from a variety of gastrointestinal conditions, including obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Many of our products are designed to work in cooperation with third party equipment such as flexible endoscopes whose design, specifications and continued availability is outside of our control. Changes to the design or specifications, withdrawals from the market, limited availability or other changes that limit the use and acceptance of such third party equipment may limit the market for our products or make our existing products obsolete. Even if we are successful in developing additional products in the Endoscopy market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
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
•lack of adequate coverage and reimbursement for procedures performed with our products;
•a preference for an alternative procedure that may afford a physician or a related hospital or healthcare facility greater remuneration; and,
•the development of new weight loss treatment options or competitive products, including pharmacological treatments, that are less costly, less invasive, or more effective.
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
•out of pocket cost for an elective procedure; and
•alternative treatments or competitive products that are perceived to be more effective or less expensive.

* Our future growth depends on developing clinical data that demonstrates the safety and efficacy of our products and the procedures that use our products.
If clinical and pre-clinical trials with our products and the procedures that use of our products do not result in positive outcomes for patients, fail to show meaningful patient benefit or fail or to achieve certain end points, the development of these procedures would be adversely impacted which could negatively impact the sales of our products, operations and financial condition. In March of 2021, the FDA granted a Breakthrough Device Designation for the Orbera Intragastric Balloon specifically for use in treating patients with BMI between 30-40 kg/m2 with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis. The Orbera is currently approved by the FDA as a weight loss aid for adults suffering from obesity, with a body mass index (BMI) ≥30 and ≤40 kg/m2, who have tried other weight loss programs, such as following supervised diet, exercise, and behavior modification programs, but who were unable to lose weight and keep it off. Expanding the approval for Orbera will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities. We cannot guarantee that we will be able to develop a study model that is acceptable to the FDA or that we can contract with an investigator who can timely initiate, enroll and complete such a study at a reasonable cost and who will complete such a study in a reasonable period of time. Further, with any clinical or pre-clinical study relating to our products, we cannot guarantee that the results of any such study will be timely finalized and made public or that the results of any study will be viewed as favorable by regulatory authorities, physicians, patients or payors. For example, in 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of ESG compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy ("ASGE") and the American Society of Metabolic Bariatric Surgery ("ASMBS") and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45. Primary outcomes data is expected in 2021, however, we cannot guarantee the timing of primary outcomes data being made public or that the results will be viewed as favorable. A delay in making these results public or a failure to achieve favorable clinical outcomes would negatively impact our business.
* Our future growth depends on obtaining and maintaining adequate coverage and reimbursement for procedures performed with our products.
If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and the expansion of our business would be limited. Maintaining and growing sales of our products depends significantly on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, surgeons, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices.
Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if reimbursement levels are insufficient to support use of our products or compensate physicians for their time spent diagnosing patients and performing procedures using our products.
Market acceptance of our products in foreign markets may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain additional international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
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
Physicians may also misuse our products, use improper techniques, ignore or disregard product warnings, contraindications or other information provided in training materials or product labeling, fail to obtain adequate training, or fail to inform patients of the risks associated with procedures that utilize our products, potentially leading to injury and an increased risk of product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Some of our products have cleared indications for general use and the FDA or foreign regulatory bodies may request clinical evidence to support a specific intended use, or determine that promotional activity, educational materials or training relating to a specific intended use constitutes off-label promotion. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or we could be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.
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
These industry participants may enjoy several competitive advantages, including:
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
We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel. All of our officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel, including changes in our management team, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. For example, in March 2021, we implemented a planned CEO change. The failure to successfully execute this leadership transition and retain key employees could negatively impact our business and results of operations.
In order to manage the impact of COVID-19, we implemented cost reduction programs including furloughs, salary reductions and work hour reductions that impacted all employees during 2020 and we have maintained some of these cost efficiencies as we exit the pandemic. The introduction of these cost efficiency measures increases the likelihood employees may voluntarily terminate employment. We cannot assure you we will be able to maintain our workforce or to replace any departing personnel on favorable or commercially reasonable terms, if at all. Loss of personnel may negatively impact our ability to support business activities in the future if and when market activities return to pre-COVID-19 levels. The cost reduction programs were implemented in multiple foreign and domestic jurisdictions and may also expose us to contract or other disputes with impacted employees that may be detrimental to our business.
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
Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as "Brexit." Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
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
While the Trade and Cooperation Agreement provides for the tariff-free trade of certain products between the U.K. and the E.U., there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, as the U.K. diverges from the E.U. from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could harm our business and results of operations. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. There may continue to be economic uncertainty surrounding the consequences of Brexit which could negatively impact our financial condition, results of operations and cash flows.
One of the new regulatory requirements associated with Brexit is that a local U.K. Responsible Person ("UKRP") must be appointed as responsible for regulatory affairs and that products must be registered by May 1, 2021. Apollo appointed a UKRP in March 2021 and is in the process of registering in the U.K. Failure to secure these registrations or to comply with new requirements could adversely effect our ability to do business in the U.K.
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
* Healthcare cost containment pressures could result in pricing pressure which could have an adverse effect on our business.
All third-party payors, whether governmental or commercial, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods include prospective payment systems, bundled payment models, capitated arrangements, group purchasing, benefit redesign, pre-authorization processes and requirements for second opinions prior to major surgery. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for our products. Therefore, coverage or reimbursement for medical devices may decrease in the future. In addition, consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
Federal and state governments in the U.S. and outside the U.S. may enact legislation to modify the healthcare system which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. The resulting pricing pressure from our hospital and ambulatory surgery center ("ASC") customers due to cost sensitivities resulting from healthcare cost containment pressures and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new U.S. presidential administration.
* Restrictive reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay and the number of procedures performed using our products, which could have an adverse effect on our business.
Patients in the United States and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their healthcare treatment. Accordingly, market acceptance of our products is dependent on the extent to which third‑party coverage and reimbursement is available from third-party payors, which can differ significantly from payor to payor and may change at any time. Adequate reimbursement coding, coverage, and payment may be required to support the future growth of some of our products. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and thereafter maintain sufficient third‑party coverage and reimbursement for our products and/or procedures in which our products are used, the commercial success of our products may be limited, and our financial condition and results of operations may be materially and adversely affected.
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
Modifications to our products may require new regulatory approvals or clearances, including 510(k) or De Novo clearances or premarket approvals, additional approvals before foreign regulatory authorities, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA and other regulatory authorities outside the United States require device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, a given regulatory authority, such as the FDA or a notified body, can review a manufacturer's decision and may disagree and on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If a regulatory authority disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products, re-introduce pre-modified product back into the specific market, and harm our operating results. In addition, a regulatory authority in one country may not agree with the conclusion of a regulatory authority of another country. In these circumstances, we may be subject to significant enforcement actions.
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

Expanding the indications of our marketed products may require new 510(k) or De Novo clearances or PMA approvals or regulatory approvals from foreign regulatory authorities.
Expanding the indications for our products will require new regulatory approvals or clearances, including 510(k) or De Novo clearances or PMA approvals. We have current products such as OverStitch with clearance as a general use device but no procedure-specific indications for use. In the event that we pursue the approval of expanded indications for a product, the FDA or foreign regulatory authorities may require a separate filing such as a 510(k) or De Novo submission or may deem the desired indication for use to be of high enough risk to require a PMA or similar submission. For example, the investigators conducting the MERIT trial sought and received an Investigational Device Exemption following communication from the FDA which indicated that the FDA considered the ESG procedure for weight loss to be a high risk use. Obtaining clearances and approvals for expanded uses can be a time consuming and costly process and could adversely affect our ability to market our products or delay efforts to obtain reimbursement coverage from payors.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon over-inflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA’s August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business. In April 2020, the FDA issued a new update to Health Care Providers following the completion of the Orbera post approval study, which emphasized certain clinical risks of the Orbera balloon. The FDA has full authority to issue these updates or letters and to choose to include or exclude key context and facts based solely on their regulatory discretion and may from time to time issue new letters or updates in the future. These types of letters, and updates to existing letters, can be reviewed by regulatory authorities worldwide, who may then require formal Field Safety Notices to communicate labeling updates to customers. Making these notifications requires significant time and resources, distract from other projects, and may harm our reputation.
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
In March 2019, we borrowed $35.0 million principal amount of debt under a term loan facility ("Solar Debt Facility") with Solar Capital, Ltd. ("Solar"). We used $22.4 million of the proceeds to repay the existing senior secured credit facility. In April, July and December 2020, we entered into amendments to this agreement to allow us to enter into a loan under PPP, provide revenue covenant relief in 2020 due to the impact of COVID-19, decrease the minimum liquidity requirement from $20.0 million to $12.5 million and extend the maturity date and interest-only payment period. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Solar's consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Solar Debt Facility our interest rate is tied to LIBOR. We do not hedge this variable rate exposure to LIBOR and in the event of an increase in the LIBOR rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
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
As of March 31, 2021, the majority of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

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
We rely on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers and prospective product end-users. A security breach of this infrastructure, including physical or electronic break-ins, computer viruses, malware attacks by hackers and similar breaches, may cause all or portions of our or our third-party providers' systems to be unavailable, create system disruptions or shutdowns, and lead to erasure of critical data and software or unauthorized disclosure of confidential information which could harm our business and which may not be effectively mitigated by our insurance programs.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1	Eighth Amendment, dated February 24, 2021, to the Loan and Security Agreement, dated March 15, 2019, by and among Apollo Endosurgery, Inc., Solar Capital Ltd., the guarantors party thereto, and the lenders.	Form 10-K	001-35706	10.23	February 25, 2021
10.2	Employment Agreement Effective March 1, 2020 by and between the Company and Charles McKhann	Form 10-K	001-35706	10.13	February 25, 2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
10.3	Separation and Release Agreement, dated February 28, 2021, by and between Apollo Endosurgery, Inc. and Todd Newton.	Form 8-K/A	001-35706	10.1	March 3, 2021
10.4	Transition Services Agreement, dated February 28, 2021, by and between Apollo Endosurgery, Inc. and Todd Newton.	Form 8-K/A	001-35706	10.2	March 3, 2021
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2021.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)