Form 10-Q
period 2021-06-30
Apollo Endosurgery, Inc.
filed 2021-08-03
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 28,702,968 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,541	$36,235
Accounts receivable, net of allowance for doubtful accounts of $649 and $634, respectively	11,250	8,218
Inventory	10,844	10,306
Prepaid expenses and other current assets	4,397	3,771
Total current assets	57,032	58,530
Restricted cash	701	965
Property, equipment and right-of-use assets, net	5,824	6,221
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $14,190 and $13,231, respectively	5,198	6,017
Other assets	374	414
Total assets	$74,419	$77,437
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,914	$3,675
Accrued expenses	8,534	7,357
Current portion of long-term debt	—	636
Total current liabilities	14,448	11,668
Long-term debt	35,516	37,192
Convertible debt	19,413	19,387
Long-term liabilities	2,328	2,439
Total liabilities	71,705	70,686
Commitments and contingencies
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 28,624,979 and 25,819,329 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	29	26
Additional paid-in capital	281,551	276,569
Accumulated other comprehensive income	1,527	2,929
Accumulated deficit	(280,393)	(272,773)
Total stockholders' equity	2,714	6,751
Total liabilities and stockholders' equity	$74,419	$77,437

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$16,610	$5,644	$30,467	$16,362
Cost of sales	7,487	3,215	13,837	8,296
Gross margin	9,123	2,429	16,630	8,066
Operating expenses:
Sales and marketing	6,005	2,265	10,795	8,595
General and administrative	5,338	2,157	9,407	5,496
Research and development	2,550	1,815	4,478	3,962
Amortization of intangible assets	471	490	945	986
Total operating expenses	14,364	6,727	25,625	19,039
Loss from operations	(5,241)	(4,298)	(8,995)	(10,973)
Other (income) expenses:
Interest expense, net	1,334	1,316	2,686	2,560
Gain on forgiveness of PPP loan	(2,852)	—	(2,852)	—
Other (income) expense, net	(775)	633	(1,339)	2,927
Net loss before income taxes	(2,948)	(6,247)	(7,490)	(16,460)
Income tax expense	71	6	130	49
Net loss	$(3,019)	$(6,253)	$(7,620)	$(16,509)
Other comprehensive (loss)/income:
Foreign currency translation	(517)	591	(1,402)	2,403
Comprehensive loss	$(3,536)	$(5,662)	$(9,022)	$(14,106)
Net loss per share, basic and diluted	$(0.11)	$(0.30)	$(0.28)	$(0.78)
Shares used in computing net loss per share, basic and diluted	27,269,838	21,152,937	26,790,801	21,135,032

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at March 31, 2020	21,128,101	$21	$251,502	$3,442	$(260,418)	$(5,453)
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	67,136	—	—	—	—	—
Stock-based compensation	—	—	534	—	—	534
Foreign currency translation	—	—	—	591	—	591
Net loss	—	—	—	—	(6,253)	(6,253)
Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)

Balances at March 31, 2021	27,035,842	$27	$277,994	$2,044	$(277,374)	$2,691
Exercise of common stock options	291,512	—	988	—	—	988
Exchange of common stock for warrants	1,043,956	2	—	—	—	2
Issuance of restricted stock units	241,601	—	—	—	—	—
Issuance of common stock for convertible debt interest	12,068	—	43	—	—	43
Stock-based compensation	—	—	2,526	—	—	2,526
Foreign currency translation	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(3,019)	(3,019)
Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Six Months Ended June 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	78,477	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Stock-based compensation	—	—	935	—	—	935
Foreign currency translation	—	—	—	2,403	—	2,403
Net loss	—	—	—	—	(16,509)	(16,509)
Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)

Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	313,005	—	1,048	—	—	1,048
Exercise of common stock warrants	2,043,811	3	(1)	—	—	2
Issuance of restricted stock units	252,938	—	—	—	—	—
Issuance of common stock for convertible debt interest	173,252	—	615	—	—	615
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	3,246	—	—	3,246
Foreign currency translation	—	—	—	(1,402)	—	(1,402)
Net loss	—	—	—	—	(7,620)	(7,620)
Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,620)	$(16,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,732	1,899
Gain on forgiveness of PPP loan	(2,852)	—
Amortization of deferred financing costs	256	320
Non-cash interest	875	728
Provision for doubtful accounts receivable	10	78
Inventory impairment	30	—
Stock-based compensation	3,246	935
Unrealized foreign exchange on intercompany payables	(1,357)	2,824
Changes in operating assets and liabilities:
Accounts receivable	(3,059)	3,300
Inventory	(563)	(2,263)
Prepaid expenses and other assets	(441)	28
Accounts payable and accrued expenses	3,334	(4,612)
Net cash used in operating activities	(6,409)	(13,272)
Cash flows from investing activities:
Purchases of property and equipment	(551)	(388)
Purchases of intangibles and other assets	(127)	(70)
Net cash used in investing activities	(678)	(458)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,048	2
Proceeds from exercise of warrants	2	—
Proceeds from long-term debt	—	2,824
Payments of deferred financing costs	—	(241)
Net cash provided by financing activities	1,050	2,585
Effect of exchange rate changes on cash	79	(67)
Net change in cash, cash equivalents and restricted cash	(5,958)	(11,212)
Cash, cash equivalents and restricted cash at beginning of year	37,200	30,921
Cash, cash equivalents and restricted cash at end of period	$31,242	$19,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,567	$1,606
Cash paid for income taxes	25	13
Right-of-use assets recognized in exchange for lease obligations (non-cash)	(577)	(46)
Gain on forgiveness of PPP loan (non-cash)	2,852	—

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

(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At June 30, 2021, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $31,242. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company had no concentrations greater than 10% of the Company's net accounts receivable as of June 30, 2021. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and six months ended June 30, 2021 and 2020.

(4) Inventory
Inventory consists of the following as of:

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$2,998	$2,344
Work in progress	765	558
Finished goods	7,081	7,404
Total inventory	$10,844	$10,306
Finished goods included $115 of consigned inventory at June 30, 2021.

(5) Prepaid Expenses and Other Current Assets
Included in prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 is $2,884 and $2,760 for the final installment due from the sale of the surgical product line.

(6) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	June 30, 2021	December 31, 2020
		(unaudited)
Equipment	5 years	$7,484	$7,452
Right-of-use assets	1-8 years	3,457	4,031
Furniture, fixtures and tooling	4-8 years	2,485	2,156
Computer hardware	3-5 years	1,315	1,244
Leasehold improvements	3-7 years	1,744	1,744
Construction in process		560	466
		17,045	17,093
Less accumulated depreciation		(11,221)	(10,872)
Property, equipment and right-of-use assets, net		$5,824	$6,221
The Company recorded depreciation expense of $357 and $786 for the three and six months ended June 30, 2021 and $453 and $911 for the three and six months ended June 30, 2020, respectively. There were no impairment charges for the three and six months ended June 30, 2021 or 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for equipment and vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of June 30, 2021, the maturities of the Company's operating lease liabilities are as follows:

2021	$516
2022	786
2023	490
2024	444
2025	404
Thereafter	1,172
Total lease payments	3,812
Less imputed interest	(886)
Total operating lease liabilities	$2,926
Operating lease liabilities of $707 are included in accrued expenses and $2,219 are included in long-term liabilities as of June 30, 2021. Operating lease expense and cash paid within operating cash flows for operating leases was $282 and $549 for the three and six months ended June 30, 2021 and $290 and $584 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the weighted average remaining lease term was 5.3 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%. In June 2021, the Company extended the office lease in Texas for one year.

(7) Accrued Expenses
Accrued expenses consists of the following as of:

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued employee compensation and expenses	$4,558	$3,946
Accrued professional service fees	344	358
Lease liability	707	675
Accrued insurance and taxes	717	442
Accrued interest	613	616
Accrued returns and rebates	163	129
Other	1,432	1,191
Total accrued expenses	$8,534	$7,357

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(8) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2021	December 31, 2020
	(unaudited)
Term loan facility	$35,000	$35,000
PPP loan	—	2,824
Deferred interest	1,573	1,217
Deferred financing costs	(1,057)	(1,213)
Less current portion	—	(636)
Long-term debt	$35,516	$37,192
Term Loan Facility
In March 2019, the Company entered into a Term Loan Facility (the "Credit Agreement") with Solar Capital Ltd. ("Solar") to borrow $35,000. The Credit Agreement, as amended by the Seventh Amendment, provided a six-month extension of the interest only period and the maturity date if certain revenue milestones were achieved before December 2021. These revenue milestones were achieved as of March 31, 2021 and thus the Credit Agreement maturity was extended to March 1, 2025 with principal payments beginning in September 2022. The Credit Agreement bears interest at LIBOR, subject to a minimum floor, plus 7.5%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 7.0% of the outstanding amount will be due at end of the loan term and an additional 5.5% fee will be due at the earlier of certain exit events specified in the Credit Agreement or if the Company achieves trailing twelve-month revenue of $100,000 before December 4, 2030. The Credit Agreement includes customary affirmative covenants, negative covenants and financial covenants, including a minimum liquidity requirement and minimum product revenues.
In February 2021, the Company entered into the Eighth Amendment to the Credit Agreement which established the revenue covenant requirements for the year ended December 31, 2021.
As of June 30, 2021, the Company was in compliance with all financial covenants.
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, the Company was granted a loan of $2,824 under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the CARES Act.
In June 2021, the Company received forgiveness of the full amount of the $2,852 loan, inclusive of interest, from the SBA.
Interest expense on the Company's long-term debt was $1,041 and $2,099 for the three and six months ended June 30, 2021 and $1,049 and $2,090 for the three and six months ended June 30, 2020, respectively.
Principal payments of the Company's long-term debt are as follows:

2021	$—
2022	4,667
2023	14,000
2024	14,000
2025	2,333
Thereafter	—
$35,000

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(9) Convertible Debt
Convertible debt consists of the following as of:

	June 30, 2021	December 31, 2020
	(unaudited)
Convertible debt	$20,445	$20,519
Deferred financing costs	(1,032)	(1,132)
Total convertible debt	$19,413	$19,387
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
The Company issued 161,184 shares and 12,068 shares of the Company's common stock to holders of the Convertible Debt in January 2021 and May 2021, respectively, in fulfillment of accrued interest as of December 31, 2020.
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
Interest expense on the Convertible Debt was $357 and $714 for the three and six months ended June 30, 2021 and $378 and $756 for the three and six months ended June 30, 2020, respectively.

(10) Warrants
Warrants consist of the following as of June 30, 2021:

Warrant Expiration Date	Number of shares	Exercise price per share
December 29, 2021	40,456	$13.70
February 27, 2022	163,915	$21.29
No expiration	14,369,008	$0.001
Total number of warrants outstanding	14,573,379
Weighted average exercise price of warrants outstanding		$0.28
Pre-funded warrants were exercised into 1,000,000 and 1,043,956 shares of common stock in March and June 2021, respectively.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(11) Stock-Based Compensation
A summary of the stock option activity as of June 30, 2021 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	2,921,946	$3.86	7.6 years	$1,664
Options granted	1,357,872	6.10
Options exercised	(313,005)	3.38
Options forfeited	(115,074)	3.50
Options outstanding, vested and expected to vest, June 30, 2021	3,851,739	$4.70	8.1 years	$13,620
Options exercisable	1,639,365	$4.61	6.5 years	$6,234
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Risk free interest rate	1.0%	0.4%
Expected dividend yield	—%	—%
Estimated volatility	81.1%	73.8%
Expected life	6.1 years	5.8 years
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2021 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2021 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
Additional information regarding options is as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Weighted-average grant date fair value of options granted during the period	$4.22	$1.31
Aggregate intrinsic value of options exercised during the period	$1,377	$—
In March 2021, the Company awarded 848,733 stock options to the Company’s chief executive officer in connection with the commencement of his employment.
In connection with the departure of two executive officers, the terms for the stock option vesting period and exercise period were modified which resulted in additional stock-based compensation of $196 for the three and six months ended June 30, 2021.
Unrecognized compensation expense related to unvested options was approximately $6,694 at June 30, 2021, with a weighted average remaining amortization period of 3.2 years.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
A summary of the restricted stock unit and performance stock unit activity under the Company's Equity Plans as of June 30, 2021 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units and performance stock units outstanding, December 31, 2020	664,666	$2.55	$2,260
Restricted stock units and performance stock units granted	911,437	6.06
Restricted stock units released	(252,938)	2.59
Restricted stock units forfeited	(53,965)	3.49
Restricted stock units and performance stock units outstanding, June 30, 2021	1,269,200	$5.02	$10,281
In March 2021, the Company awarded 707,278 performance-based restricted stock units to the Company’s chief executive officer in connection with the commencement of his employment. The performance-based restricted stock units vest in four equal tranches upon the achievement of revenue for the trailing four quarters equal to $50,000, $65,000, $80,000, and $95,000. The revenue milestone for the first tranche was achieved as of June 30, 2021.
In connection with the departure of an executive officer, the vesting terms for restricted stock units outstanding were modified which resulted in additional stock-based compensation of $76 for the three and six months ended June 30, 2021.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $2,000 and $2,626, respectively, at June 30, 2021, with a weighted average remaining amortization period of 1.9 years.

(12) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2021 and 2020 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of June 30, 2021, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

(13) Net Loss Per Share
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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants for common stock	14,573,379	1,204,371	14,573,379	1,204,371
Convertible debt	6,344,334	6,292,563	6,326,530	6,246,154
Common stock options	3,725,852	2,584,877	3,247,881	2,226,245
Restricted stock units	1,219,570	472,590	891,185	318,904
	25,863,135	10,554,401	25,038,975	9,995,674

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(14) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $38,600 and $20,400, respectively at June 30, 2021. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$6,860	$3,764	$10,624	64.0%	$2,384	$1,206	$3,590	63.6%
IGB	2,094	3,659	5,753	34.6%	760	1,039	1,799	31.9%
Other	232	1	233	1.4%	255	—	255	4.5%
Total revenues	$9,186	$7,424	$16,610	100.0%	$3,399	$2,245	$5,644	100.0%
% Total revenues	55.3%	44.7%			60.2%	39.8%

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$12,255	$7,008	$19,263	63.2%	$6,139	$4,283	$10,422	63.7%
IGB	3,564	7,152	10,716	35.2%	1,658	3,667	5,325	32.5%
Other	474	14	488	1.6%	582	33	615	3.8%
Total revenues	$16,293	$14,174	$30,467	100.0%	$8,379	$7,983	$16,362	100.0%
% Total revenues	53.5%	46.5%			51.2%	48.8%
Total distributor sales were 37.2% and 40.3% of total OUS revenues for the three and six months ended June 30, 2021 and 27.5% and 32.2% for the three and six months ended June 30, 2020, respectively. Sales in the next largest individual country outside the U.S. were 7.0%-8.0% of total revenues for the three and six months ended June 30, 2021 and 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	June 30, 2021	December 31, 2020
	(unaudited)
U.S.	$1,991	$2,149
Costa Rica	3,492	3,641
Other	341	431
Total property, equipment and right-of-use assets, net	$5,824	$6,221

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
Impact of COVID-19 on Our Business
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted our business, financial condition, and results of operations. The United States and other countries implemented a variety of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available for procedures that use our products. Following sales growth in the months of January and February 2020 that were consistent with management’s pre-COVID-19 expectations, our sales results in the months of March and April 2020 declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures that use our products. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business continued to recover as hospitals began to accept patients for elective procedures though there can be no assurance that this recovery will continue.
The COVID-19 pandemic remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.

Financial Operations Overview
Revenues
Our principal source of revenues are sales of our endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers and institutions. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including the continuing COVID-19 pandemic, physician procedures and therapy preferences, patient procedures and therapy preferences, buying patterns of distributors, other market trends, the stability of the average sales price we realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
Other revenue includes amounts recognized for our digital aftercare support program, manufacturing services, and freight charged to customers.
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
Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$16,610	100.0%	$5,644	100.0%
Cost of sales	7,487	45.1%	3,215	57.0%
Gross margin	9,123	54.9%	2,429	43.0%
Operating expenses:
Sales and marketing	6,005	36.2%	2,265	40.1%
General and administrative	5,338	32.1%	2,157	38.2%
Research and development	2,550	15.4%	1,815	32.2%
Amortization of intangible assets	471	2.8%	490	8.7%
Total operating expenses	14,364	86.5%	6,727	119.2%
Loss from operations	(5,241)	(31.6)%	(4,298)	(76.2)%
Interest expense, net	1,334	8.0%	1,316	23.3%
Gain on forgiveness of PPP loan	(2,852)	(17.2)%	—	—%
Other (income) expense, net	(775)	(4.7)%	633	11.2%
Net loss before income taxes	(2,948)	(17.7)%	(6,247)	(110.7)%
Income tax expense	71	0.4%	6	0.1%
Net loss	$(3,019)	(18.1)%	$(6,253)	(110.8)%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$30,467	100.0%	$16,362	100.0%
Cost of sales	13,837	45.4%	8,296	50.7%
Gross margin	16,630	54.6%	8,066	49.3%
Operating expenses:
Sales and marketing	10,795	35.4%	8,595	52.5%
General and administrative	9,407	30.9%	5,496	33.6%
Research and development	4,478	14.7%	3,962	24.2%
Amortization of intangible assets	945	3.1%	986	6.0%
Total operating expenses	25,625	84.1%	19,039	116.3%
Loss from operations	(8,995)	(29.5)%	(10,973)	(67.0)%
Interest expense, net	2,686	8.8%	2,560	15.6%
Gain on forgiveness of PPP loan	(2,852)	(9.4)%	—	—%
Other (income) expense, net	(1,339)	(4.4)%	2,927	17.9%
Net loss before income taxes	(7,490)	(24.5)%	(16,460)	(100.5)%
Income tax expense	130	0.4%	49	0.3%
Net loss	$(7,620)	(24.9)%	$(16,509)	(100.8)%
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$6,860	$3,764	$10,624	$2,384	$1,206	$3,590	187.8%	212.1%	195.9%
IGB	2,094	3,659	5,753	760	1,039	1,799	175.5%	252.2%	219.8%
Other	232	1	233	255	—	255	(9.0)%	100.0%	(8.6)%
Total revenues	$9,186	$7,424	$16,610	$3,399	$2,245	$5,644	170.3%	230.7%	194.3%
% Total revenues	55.3%	44.7%		60.2%	39.8%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$12,255	$7,008	$19,263	$6,139	$4,283	$10,422	99.6%	63.6%	84.8%
IGB	3,564	7,152	10,716	1,658	3,667	5,325	115.0%	95.0%	101.2%
Other	474	14	488	582	33	615	(18.6)%	(57.6)%	(20.7)%
Total revenues	$16,293	$14,174	$30,467	$8,379	$7,983	$16,362	94.5%	77.6%	86.2%
% Total revenues	53.5%	46.5%		51.2%	48.8%

Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	191.3%	189.0%	55.5%	81.5%
IGB	229.6%	206.8%	84.2%	93.8%
Total revenues	209.0%	185.7%	67.2%	72.8%
Total revenues for the three months ended June 30, 2021 were $16.6 million, compared to $5.6 million for the three months ended June 30, 2020, an increase of 194.3% due to improved demand for our products and the impact of the onset of the COVID-19 pandemic during the second quarter of 2020. Similarly, total U.S. sales increased $5.8 million or 170.3%, for the three months ended June 30, 2021 and total OUS sales increased $5.2 million, or 230.7%, for the three months ended June 30, 2021 due to the continued improvement in demand for our products as the impact of the pandemic continued to dissipate.
Sequentially, total revenues for the three months ended June 30, 2021 increased $2.8 million compared to the first quarter 2021 total revenues of $13.9 million, an increase of 19.9%. Total U.S. sales increased $2.1 million or 29.3% for the three months ended June 30, 2021 as ESS sales increased $1.5 million or 27.2% and IGB sales increased $0.6 million or 42.4% due to increased demand from existing customers for both products and new users trained on our devices including our X-Tack product launched in the first quarter of 2021. Total OUS sales increased $0.7 million or 10.0% for the three months ended June 30, 2021 as ESS sales increased $0.5 million or 16.0% and IGB sales increased $0.2 million or 4.8% despite periodic pandemic disruptions in some of our OUS markets.
Total revenues for the six months ended June 30, 2021 were $30.5 million, compared to $16.4 million for the six months ended June 30, 2020, an increase of 86.2%. Total U.S. sales increased $7.9 million or 94.5% for the six months ended June 30, 2021 and total OUS sales increased $6.2 million or 77.6% for the six months ended June 30, 2021.
Direct market product sales accounted for approximately 83.4% and 81.3% of total product sales for the three and six months ended June 30, 2021 compared to 89.1% and 84.3% for the same periods in 2020, respectively.
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$5,127	30.9%	$1,778	31.5%
Overhead	1,493	9.0%	1,148	20.3%
Other indirect costs	867	5.2%	289	5.2%
Total cost of sales	$7,487	45.1%	$3,215	57.0%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$9,507	31.1%	$5,151	31.5%
Overhead	2,813	9.2%	2,287	14.0%
Other indirect costs	1,517	5.1%	858	5.2%
Total cost of sales	$13,837	45.4%	$8,296	50.7%
Gross Margin
Gross margin as a percentage of revenue was 54.9% and 54.6% for the three and six months ended June 30, 2021, compared to 43.0% and 49.3% for the same periods in 2020. The increase in gross margin percentage is primarily due to higher product sales as well as unabsorbed overhead costs charged to costs of sales for the three and six months ended June 30, 2020 when we reduced our manufacturing activities in response to the COVID-19 pandemic.

Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $3.7 million and $2.2 million for the three and six months ended June 30, 2021 primarily due to higher compensation and marketing spend in 2021 compared to 2020 when cost efficiencies were implemented as a response to the COVID-19 pandemic.
General and Administrative Expense. General and administrative expense increased $3.2 million and $3.9 million for the three and six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to higher non-cash stock-based compensation expense resulting from the leadership team changes during 2021 as well as higher compensation compared to 2020 when cost efficiencies were implemented in response to the pandemic.
Research and Development Expense. Research and development expense increased $0.7 million and $0.5 million for the three and six months ended June 30, 2021, primarily due to higher compensation in 2021 compared to 2020 when cost efficiencies were implemented as a response to the pandemic.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three and six months ended June 30, 2021 when compared to the same periods in 2020.
Loss from Operations
Loss from operations for the three and six months ended June 30, 2021 of $5.2 million and $9.0 million increased $0.9 million and decreased $2.0 million compared to $4.3 million and $11.0 million for the same periods in 2020. Excluding non-cash stock-based compensation expense of $2.5 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, loss from operations decreased 27.9% and 42.7% for the three and six months ended June 30, 2021, respectively, primarily due to higher revenues offset by increased operating expenses as we recovered from the COVID-19 pandemic impact.
Other (Income) Expenses
Interest Expense, net. Net interest expense remained unchanged for the three months ended June 30, 2021 and increased by $0.1 million for the six months ended June 30, 2021 when compared to the same period in 2020 due to lower interest income.
Gain on Forgiveness of PPP Loan. The PPP loan was forgiven on June 1, 2021.
Other (Income) Expense, net. Other (income) expense primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized gain of $0.8 million and $1.4 million for the three and six months ended June 30, 2021 compared to unrealized losses of $0.6 million and $2.2 million for the three and six months ended June 30, 2020.

Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $280.4 million as of June 30, 2021. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which have resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
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
As of June 30, 2021, $20.4 million aggregate principal amount was outstanding under the Convertible Debt.
CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2.8 million under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the CARES Act.
In June 2021, we received forgiveness of the full amount of the $2.9 million loan, inclusive of interest, from the SBA.
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(6,409)	$(13,272)
Net cash used in investing activities	(678)	(458)
Net cash provided by financing activities	1,050	2,585
Effect of exchange rate changes on cash	79	(67)
Net change in cash, cash equivalents and restricted cash	$(5,958)	$(11,212)
Operating Activities
Cash used in operating activities of $6.4 million for the six months ended June 30, 2021 was primarily the result of a net loss of $7.6 million offset by non-cash items of $1.9 million, primarily related to gain on forgiveness of PPP loan, depreciation, amortization, foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Net loss, after adjustment for non-cash items, improved $4.0 million compared to the same period in 2020 primarily due to higher revenues. Additionally, cash used by operating assets and liabilities of $0.7 million primarily related to accounts receivable due to the increase in revenues offset by changes in accounts payable and accrued expenses.
Cash used in operating activities of $13.3 million for the six months ended June 30, 2020 was primarily the result of a net loss of $16.5 million plus non-cash items of $6.8 million primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock-based compensation. Net loss, after adjustment for non-cash items, improved $3.9 million compared to the same period in 2019 due to lower operating expenses, primarily due to cost saving actions we initiated to preserve our liquidity during the COVID-19 pandemic, which offset reduced gross margin. Additionally, cash used by operating assets and liabilities of $3.5 million related to working capital changes primarily related to accounts receivable, inventory, accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities of $0.7 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, were primarily related to equipment purchases associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.

Financing Activities
Cash provided by financing activities of $1.1 million for the six months ended June 30, 2021 was related to proceeds received from exercise of stock options.
Cash provided by financing activities of $2.6 million for the six months ended June 30, 2020 was primarily related to the proceeds received from the PPP Loan granted in April 2020, offset by the payment of financing costs associated with the Fourth and Fifth Amendments to our Credit Agreement.
Future Funding Requirements
As of June 30, 2021, we had cash, cash equivalents and restricted cash balances totaling $31.2 million. We believe our existing cash and cash equivalents, product revenues, and available debt and equity financing arrangements will be sufficient to meet covenant, liquidity and capital requirements for at least the next twelve months, although there can be no assurances that we will be able to do so.
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
The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to impact the global economy, our business and our industry. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition and liquidity, but cannot accurately predict at this time the full extent of the future potential impact on our business, results of operations, financial condition and liquidity.
Despite the growing availability of vaccinations against COVID-19, government authorities in certain jurisdictions around the world have continued to impose "shelter-in-place" orders, quarantines, executive orders or similar government orders and restrictions for their residents to control the spread of COVID-19, including variants. Such orders or restrictions, and the perception that such orders or restrictions could occur or continue, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, labor shortages and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, limit our access to customers and limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing further COVID-19 outbreaks, including from variants, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
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
Continued restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions begin to be relaxed or lifted and various jurisdictions gradually reopen, we are unable to accurately predict for how long they will remain relaxed or lifted or whether such jurisdictions will remain open, including as COVID-19 variants continue to spread in certain jurisdictions. There can be no assurances that patients or providers will continue restarting procedures that use our devices following the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations, which would harm the recovery of our sales growth as well. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Renewed travel and import restrictions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures that we have previously instituted, could reduce the efficiency of our operations or prove insufficient.
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products have been and may in the future be affected by the COVID-19 pandemic. For example, enrollment for our Orbera365 CE post approval study has been and likely will continue to be delayed due to the pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. COVID-19 restrictions may also delay the timing of regulatory reviews and approvals as regulators in various jurisdictions may have reduced staffing and capability. We have also previously had to prioritize key growth and operational projects over the others due to capital resource constraints resulting from our reduced sales levels.
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
We have incurred net losses since our inception in 2005. For the six months ended June 30, 2021 and 2020, we had net losses of $7.6 million and $16.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $280.4 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
If clinical and pre-clinical trials with our products and the procedures that use of our products do not result in positive outcomes for patients, fail to show meaningful patient benefit or fail or to achieve certain end points, the development of these procedures would be adversely impacted which could negatively impact the sales of our products, operations and financial condition. In March of 2021, the FDA granted a Breakthrough Device Designation for the Orbera Intragastric Balloon specifically for use in treating patients with BMI between 30-40 kg/m2 with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis. The Orbera is currently approved by the FDA as a weight loss aid for adults suffering from obesity, with a body mass index (BMI) ≥30 and ≤40 kg/m2, who have tried other weight loss programs, such as following supervised diet, exercise, and behavior modification programs, but who were unable to lose weight and keep it off. Expanding the approval for Orbera will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities. We cannot guarantee that we will be able to develop a study model that is acceptable to the FDA or that we can contract with an investigator who can timely initiate, enroll and complete such a study at a reasonable cost and who will complete such a study in a reasonable period of time. Further, with any clinical or pre-clinical study relating to our products, we cannot guarantee that the results of any such study will be timely finalized and made public or that the results of any study will be viewed as favorable by regulatory authorities, physicians, patients or payors. For example, in 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of Endoscopic Sleeve Gastroplasty ("ESG") compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy ("ASGE") and the American Society of Metabolic Bariatric Surgery ("ASMBS") and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45. ESG is an endoscopic procedure that involves the creation of plications in the stomach, through a series of stacked suture-based plications, to reduce stomach volume; the plications form a sleeve, which reduces stomach capacity and slows gastric emptying to induce weight loss. Adverse events that may occur during or following an ESG procedure include the following: pharyngitis/sore throat, nausea, vomiting, abdominal pain and/or bloating, hemorrhage, hematoma, conversion to laparoscopic or open procedure, stricture, infection, sepsis, pharyngeal and/or esophageal perforation, esophageal and/or pharyngeal laceration, intra-abdominal (hollow or solid) visceral injury, aspiration, acute inflammatory tissue reaction and death. Additional clinical risks may be identified as more clinical data on ESG is developed and analyzed. In June 2021, one of the principal investigators of the MERIT trial reported that, based on a preliminary analysis, the MERIT trial had achieved its primary end points for safety and efficacy, and outcomes data are expected to be fully reported in 2021. However, we cannot assure you that such data will be timely reported or that the results will be viewed as favorable. A delay in making these outcomes results public or a failure to achieve favorable clinical outcomes would negatively impact our business.
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
If our facilities or the facility of a supplier become inoperable, we will be unable to continue to research, develop, manufacture, and commercialize our products and, as a result, our business will be harmed.
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
We may be unable to collect future payments related to the divestiture of our Surgical product line.
As part of the sale of the Surgical product line, we are owed a future payment of $3.0 million in December 2021. Any failure to timely collect the remaining future payment will adversely affect our business and financial position.
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
The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon hyperinflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA’s August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business. In April 2020, the FDA issued a new update to Health Care Providers following the completion of the Orbera post approval study, which emphasized certain clinical risks of the Orbera balloon. The FDA has full authority to issue these updates or letters and to choose to include or exclude key context and facts based solely on their regulatory discretion and may from time to time issue new letters or updates in the future. These types of letters, and updates to existing letters, can be reviewed by regulatory authorities worldwide, who may then require formal Field Safety Notices to communicate labeling updates to customers. Making these notifications requires significant time and resources, distract from other projects, and may harm our reputation.
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
Our products may in the future be subject to product recalls that could harm our reputation, business, and financial results.
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
•establish explicit provisions on defining the responsibilities of EU economic actors (e.g., manufacturer, importer(s) and distributor(s)) for the follow-up of the quality, performance and safety of devices placed on the market;
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks

Accordingly, we are required to update our quality system to conform to the requirements of MDR 2017 by May 2021. However, only one of the six EUDAMED modules is fully operational at this time, with the European Commission stating that the EUDAMED database is now not expected to be fully operational until May 2022. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully operable by May 2021 and there remains uncertainty on how some new provisions are to be addressed.
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid through November 2022 and we aim to have our MDR 2017 documentation available for Notified Body review by the end of 2021. But there are no assurances that our Notified Body will be able to conduct a timely review of this documentation nor that they will conclude our documentation is sufficient. Depending on the timing of the Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates. Our Notified Body could require changes to product labeling as part of the transition to MDR 2017. If that happens, it would likely result in additional filings globally to have those labeling changes approved in the various countries where we market and sell those products.
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
We often must rely on third parties, such as medical institutions, clinical investigators, contract research organizations and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA post market studies or CE Mark post-approval studies required to keep our market approvals in good standing as well as clinical studies designed to obtain the clinical data necessary to garner reimbursement from private and government payors. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain, analyze, and report is compromised due to the failure to adhere to applicable clinical protocols or regulatory requirements or for other reasons, our clinical activities or clinical trials may be extended, delayed, suspended or terminated, and we may be at risk of losing our regulatory approvals, fail to obtain desired regulatory approvals or fail to obtain reimbursement for our products or the procedures that use our products, which could harm our business.
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
•the high proportion of shares and convertible or exchangeable securities held by affiliates;
•exercises or conversions of our outstanding warrants or convertible notes, respectively;
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
As of June 30, 2021, the majority of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1	Separation Agreement, dated May 3, 2021, by and between Apollo Endosurgery, Inc. and Bret Schwartzhoff.	Form 8-K/A	001-35706	10.10	May 7, 2021
10.2 *	Second Amendment to Office Lease Agreement, dated June 18, 2021, by and between Apollo Endosurgery, Inc. and Aslan IV Austin, LLC.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2021.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stefanie Cavanaugh
Stefanie Cavanaugh
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)