Form 10-Q
period 2021-09-30
Apollo Endosurgery, Inc.
filed 2021-11-01
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 39,492,526 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,353	$36,235
Accounts receivable, net of allowance for doubtful accounts of $668 and $634, respectively	10,290	8,218
Inventory	11,317	10,306
Prepaid expenses and other current assets	4,952	3,771
Total current assets	53,912	58,530
Restricted cash	1,121	965
Property, equipment and right-of-use assets, net	5,586	6,221
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $14,434 and $13,231, respectively	4,821	6,017
Other assets	352	414
Total assets	$71,082	$77,437
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$4,512	$3,675
Accrued expenses	9,251	7,357
Current portion of long-term debt	1,129	636
Total current liabilities	14,892	11,668
Long-term debt	34,644	37,192
Convertible debt	19,463	19,387
Long-term liabilities	2,175	2,439
Total liabilities	71,174	70,686
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,829,697 and 25,819,329 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	30	26
Additional paid-in capital	285,013	276,569
Accumulated other comprehensive income	1,915	2,929
Accumulated deficit	(287,050)	(272,773)
Total stockholders' (deficit) equity	(92)	6,751
Total liabilities and stockholders' (deficit) equity	$71,082	$77,437

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$16,351	$12,826	$46,818	$29,188
Cost of sales	7,124	5,840	20,961	14,136
Gross margin	9,227	6,986	25,857	15,052
Operating expenses:
Sales and marketing	6,123	4,178	16,918	12,773
General and administrative	4,574	2,374	13,981	7,870
Research and development	2,567	1,522	7,045	5,484
Amortization of intangible assets	467	486	1,412	1,472
Total operating expenses	13,731	8,560	39,356	27,599
Loss from operations	(4,504)	(1,574)	(13,499)	(12,547)
Other (income) expenses:
Interest expense, net	1,342	1,335	4,028	3,895
Gain on forgiveness of PPP loan	—	—	(2,852)	—
Other (income) expense, net	721	(353)	(618)	2,574
Net loss before income taxes	(6,567)	(2,556)	(14,057)	(19,016)
Income tax expense	90	41	220	90
Net loss	$(6,657)	$(2,597)	$(14,277)	$(19,106)
Other comprehensive (loss)/income:
Foreign currency translation	388	(253)	(1,014)	2,150
Comprehensive loss	$(6,269)	$(2,850)	$(15,291)	$(16,956)
Net loss per share, basic and diluted	$(0.23)	$(0.11)	$(0.52)	$(0.88)
Shares used in computing net loss per share, basic and diluted	29,020,443	23,110,524	27,542,182	21,798,336

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2020	21,196,387	$21	$252,038	$4,033	$(266,671)	$(10,579)
Issuance of restricted stock units	1,289	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Stock-based compensation	—	—	586	—	—	586
Foreign currency translation	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(2,597)	(2,597)
Balances at September 30, 2020	23,677,676	$24	$275,883	$3,780	$(269,268)	$10,419

Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714
Exercise of common stock options	330,564	1	1,303	—	—	1,304
Exercise of common stock warrants	624,436	—	—	—	—	—
Issuance of restricted stock and performance stock units	178,109	—	—	—	—	—
Issuance of common stock for convertible debt interest	71,609	—	614	—	—	614
Stock-based compensation	—	—	1,545	—	—	1,545
Foreign currency translation	—	—	—	388	—	388
Net loss	—	—	—	—	(6,657)	(6,657)
Balances at September 30, 2021	29,829,697	$30	$285,013	$1,915	$(287,050)	$(92)

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except for share data)
(unaudited)

	Nine Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	1,150	—	2	—	—	2
Issuance of restricted stock units	79,766	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Stock-based compensation	—	—	1,521	—	—	1,521
Foreign currency translation	—	—	—	2,150	—	2,150
Net loss	—	—	—	—	(19,106)	(19,106)
Balances at September 30, 2020	23,677,676	$24	$275,883	$3,780	$(269,268)	$10,419

Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	643,569	1	2,351	—	—	2,352
Exercise of common stock warrants	2,668,247	3	(1)	—	—	2
Issuance of restricted stock and performance stock units	431,047	—	—	—	—	—
Issuance of common stock for convertible debt interest	244,861	—	1,229	—	—	1,229
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	4,791	—	—	4,791
Foreign currency translation	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	(14,277)	(14,277)
Balances at September 30, 2021	29,829,697	$30	$285,013	$1,915	$(287,050)	$(92)

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,277)	$(19,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,484	2,820
Gain on forgiveness of PPP loan	(2,852)	—
Amortization of deferred financing costs	377	487
Non-cash interest	1,304	1,104
Provision for doubtful accounts receivable	62	34
Inventory impairment	50	—
Stock-based compensation	4,791	1,521
Unrealized foreign exchange on intercompany payables	(856)	2,366
Changes in operating assets and liabilities:
Accounts receivable	(2,312)	930
Inventory	(1,077)	(1,286)
Prepaid expenses and other assets	(951)	387
Accounts payable and accrued expenses	3,142	(7,274)
Net cash used in operating activities	(10,115)	(18,017)
Cash flows from investing activities:
Purchases of property and equipment	(743)	(431)
Purchases of intangibles and other assets	(218)	(117)
Net cash used in investing activities	(961)	(548)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,352	2
Proceeds from exercise of warrants	2	—
Proceeds from issuance of common stock	—	23,262
Proceeds from long-term debt	—	2,824
Payments of deferred financing costs	—	(260)
Net cash provided by financing activities	2,354	25,828
Effect of exchange rate changes on cash	(4)	11
Net change in cash, cash equivalents and restricted cash	(8,726)	7,274
Cash, cash equivalents and restricted cash at beginning of year	37,200	30,921
Cash, cash equivalents and restricted cash at end of period	$28,474	$38,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,359	$2,398
Cash paid for income taxes	36	52
Right-of-use assets recognized in exchange for lease obligations (non-cash)	(577)	1,152
Gain on forgiveness of PPP loan (non-cash)	2,852	—
Issuance of common stock for convertible debt interest (non-cash)	1,229	467
Issuance of common stock from conversion of convertible debt (non-cash)	74	—

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
The Company's core products include the OverStitch® Endoscopic Suturing System, the OverStitch Sx® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively "ESS") and the ORBERA® Intragastric Balloon ("IGB").
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

(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At September 30, 2021, the Company's cash, cash equivalents and restricted cash are held in deposit accounts at five different banks totaling $28,474. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company's accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company's payment terms, but generally requires no collateral.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company had one distributor customer representing 11% of the Company's net accounts receivable as of September 30, 2021, and no concentrations greater than 10% as of December 31, 2020. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and nine months ended September 30, 2021 or 2020.

(4) Inventory
Inventory consists of the following as of:

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$3,037	$2,344
Work in progress	1,141	558
Finished goods	7,139	7,404
Total inventory	$11,317	$10,306
Finished goods included $117 of consigned inventory at September 30, 2021.

(5) Prepaid Expenses and Other Current Assets
Included in prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 is $2,947 and $2,760 for the final installment due in December 2021 from the sale of the surgical product line.

(6) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	September 30, 2021	December 31, 2020
		(unaudited)
Equipment	5 years	$7,483	$7,452
Right-of-use assets	1-8 years	3,449	4,031
Furniture, fixtures and tooling	4-8 years	2,471	2,156
Computer hardware	3-5 years	1,305	1,244
Leasehold improvements	3-7 years	2,052	1,744
Construction in process		408	466
		17,168	17,093
Less accumulated depreciation		(11,582)	(10,872)
Property, equipment and right-of-use assets, net		$5,586	$6,221
The Company recorded depreciation expense of $285 and $1,071 for the three and nine months ended September 30, 2021 and $435 and $1,346 for the three and nine months ended September 30, 2020, respectively. There were no impairment charges for the three and nine months ended September 30, 2021 or 2020.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of September 30, 2021, the maturities of the Company's operating lease liabilities are as follows:

2021	$340
2022	791
2023	492
2024	443
2025	404
Thereafter	1,172
Total lease payments	3,642
Less imputed interest	(923)
Total operating lease liabilities	$2,719
Operating lease liabilities of $653 are included in accrued expenses and $2,066 are included in long-term liabilities as of September 30, 2021. Operating lease expense and cash paid within operating cash flows for operating leases was $174 and $723 for the three and nine months ended September 30, 2021 and $286 and $870 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the weighted average remaining lease term was 5.1 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%. In June 2021, the Company extended the office lease in Texas for one year.

(7) Accrued Expenses
Accrued expenses consists of the following as of:

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued employee compensation and expenses	$5,449	$3,946
Accrued professional service fees	604	358
Lease liability	653	675
Accrued taxes	779	442
Accrued interest	307	616
Accrued returns and rebates	220	129
Other	1,239	1,191
Total accrued expenses	$9,251	$7,357

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(8) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2021	December 31, 2020
	(unaudited)
Term loan facility	$35,000	$35,000
PPP loan	—	2,824
Deferred interest	1,759	1,217
Deferred financing costs	(986)	(1,213)
Less current portion	(1,129)	(636)
Long-term debt	$34,644	$37,192
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
As of September 30, 2021, the Company was in compliance with all financial covenants.
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
Interest expense on the Company's long-term debt was $1,048 and $3,147 for the three and nine months ended September 30, 2021 and $1,054 and $3,144 for the three and nine months ended September 30, 2020, respectively.
Principal payments of the Company's long-term debt are as follows:

2021	$—
2022	4,516
2023	13,548
2024	13,548
2025	3,388
Thereafter	—
$35,000

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(9) Convertible Debt
Convertible debt consists of the following as of:

	September 30, 2021	December 31, 2020
	(unaudited)
Convertible debt	$20,445	$20,519
Deferred financing costs	(982)	(1,132)
Total convertible debt	$19,463	$19,387
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
The Company issued 161,184 shares and 12,068 shares of the Company's common stock to holders of the Convertible Debt in January 2021 and May 2021, respectively, in fulfillment of accrued interest as of December 31, 2020. In July 2021, the Company issued 71,609 additional shares of common stock for accrued interest as of June 30, 2021.
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
Interest expense on the Convertible Debt was $356 and $1,070 for the three and nine months ended September 30, 2021 and $388 and $1,144 for the three and nine months ended September 30, 2020, respectively.

(10) Warrants
Warrants consist of the following as of September 30, 2021:

Warrant Expiration Date	Number of shares	Exercise price per share
December 29, 2021	40,456	$13.70
February 27, 2022	163,915	$21.29
No expiration	13,744,504	$0.001
Total number of warrants outstanding	13,948,875
Weighted average exercise price of warrants outstanding		$0.29
Pre-funded warrants were exercised into 2,668,247 shares of common stock in the nine months ended September 30, 2021.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(11) Stock-Based Compensation
A summary of the stock option activity as of September 30, 2021 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	2,921,946	$3.86	7.6 years	$1,664
Options granted	1,507,872	6.36
Options exercised	(643,569)	3.66
Options forfeited	(226,356)	3.27
Options outstanding, vested and expected to vest, September 30, 2021	3,559,893	$4.99	8.2 years	$14,853
Options exercisable	1,430,480	$4.63	6.9 years	$6,705
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Risk free interest rate	1.0%	0.4%
Expected dividend yield	—%	—%
Estimated volatility	81.1%	73.8%
Expected life	6.1 years	5.8 years
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2021 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2021 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
Additional information regarding options is as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Weighted-average grant date fair value of options granted during the period	$4.40	$1.31
Aggregate intrinsic value of options exercised during the period	$3,116	$—
In March 2021, the Company awarded 848,733 stock options to the Company’s chief executive officer in connection with the commencement of his employment. In August 2021, the Company awarded 150,000 stock options to the Company's chief financial officer in connection with the commencement of his employment. The option grant will vest over a period of four years, with one-quarter of the shares underlying the option vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments thereafter.
In connection with the departure of two executive officers, the terms for the stock option vesting period and exercise period were modified which resulted in additional stock-based compensation of $26 and $222 for the three and nine months ended September 30, 2021, respectively.
Unrecognized compensation expense related to unvested options was approximately $6,724 at September 30, 2021, with a weighted average remaining amortization period of 3.1 years.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
A summary of the restricted stock unit activity, including performance-based stock units, under the Company's Equity Plans as of September 30, 2021 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2020	664,666	$2.55	$2,260
Restricted stock units granted	1,111,437	6.53
Restricted stock units released	(431,047)	3.97
Restricted stock units forfeited	(130,135)	3.08
Restricted stock units outstanding, September 30, 2021	1,214,921	$5.63	$11,007
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
In August 2021, the Company awarded 80,000 time-based restricted stock units and 120,000 performance-based restricted stock units to the Company's chief financial officer in connection with the commencement of his employment. The time-based restricted stock units vest in four equal tranches upon completion of each year of employment. The performance-based restricted stock units vest in three equal tranches upon the achievement of revenue for the trailing four quarters equal to $70,000, $90,000, and $110,000.
In connection with the departure of an executive officer, the vesting terms for restricted stock units outstanding were modified which resulted in additional stock-based compensation of $76 for the nine months ended September 30, 2021.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $2,278 and $3,008, respectively, at September 30, 2021, with a weighted average remaining amortization period of 2.0 years.

(12) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of September 30, 2021, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

(13) Net Loss Per Share
The basic and diluted net loss per common share presented in the condensed consolidated statements of operations and comprehensive loss is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, convertible debt, restricted stock units, including performance-based stock units, and options outstanding under the Company's equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants for common stock	13,948,875	14,725,241	13,948,875	5,744,225
Convertible debt	6,299,433	6,385,483	6,293,791	6,292,599
Common stock options	3,494,676	3,009,913	3,039,021	2,459,202
Restricted stock units	1,127,964	677,605	847,081	437,640
	24,870,948	24,798,242	24,128,768	14,933,666

(14) Fair Value Measurements
The carrying amounts of the Company's financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term debt and Convertible Debt is estimated by management to approximate $38,800 and $20,400, respectively at September 30, 2021. Management's estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. ("OUS") for the periods shown were as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$6,722	$3,504	$10,226	62.5%	$4,734	$2,928	$7,662	59.7%
IGB	2,006	3,890	5,896	36.1%	1,853	3,021	4,874	38.0%
Other	215	14	229	1.4%	272	18	290	2.3%
Total revenues	$8,943	$7,408	$16,351	100.0%	$6,859	$5,967	$12,826	100.0%
% Total revenues	54.7%	45.3%			53.5%	46.5%

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$18,977	$10,512	$29,489	63.0%	$10,873	$7,211	$18,084	62.0%
IGB	5,570	11,042	16,612	35.5%	3,511	6,688	10,199	34.9%
Other	689	28	717	1.5%	854	51	905	3.1%
Total revenues	$25,236	$21,582	$46,818	100.0%	$15,238	$13,950	$29,188	100.0%
% Total revenues	53.9%	46.1%			52.2%	47.8%
Total distributor sales were 46.4% and 42.4% of total OUS revenues for the three and nine months ended September 30, 2021 and 30.4% and 31.4% for the three and nine months ended September 30, 2020, respectively. Sales in the next largest individual country outside the U.S. were 6.0%-7.0% of total revenues for the three and nine months ended September 30, 2021 compared to 8.0%-9.0% for the three and nine months ended September 30, 2020.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	September 30, 2021	December 31, 2020
	(unaudited)
U.S.	$1,832	$2,149
Costa Rica	3,485	3,641
Other	269	431
Total property, equipment and right-of-use assets, net	$5,586	$6,221

(16) Subsequent Events
In October 2021, the Company issued and sold 9,660,000 shares of common stock, par value $0.001 per share, at a public offering price per share of $7.75 for aggregate gross proceeds of approximately $74,900.

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
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 25, 2021 with the Securities and Exchange Commission ("SEC"). “Apollo”, Orbera®, OverStitch®, X-Tack®, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.

Overview
We are a medical technology company primarily focused on the development of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy. Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, the OverStitch Sx® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively "ESS") and ORBERA® Intragastric Balloon ("IGB"). Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); treatment of swallowing disorders (peroral endoscopic myotomy); and esophageal stent fixation and obesity.
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. (“OUS”) and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Impact of COVID-19 on Our Business
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted our business, financial condition, and results of operations. The United States and other countries implemented a variety of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available for procedures that use our products. Our sales results in the months of March and April 2020 declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures that use our products. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business has continued to recover since that time though there can be no assurance that this recovery will continue or that current demand levels will be sustained. Renewed government lockdown or quarantine measures, including due to new outbreaks or emerging variant strains of the virus, may negatively impact demand for our products and sales in future periods.
Despite growing availability of COVID-19 vaccines, the COVID-19 pandemic, including emerging variant strains of the virus, remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations, including supply chain disruptions. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our current recovery will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.

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
Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$16,351	100.0%	$12,826	100.0%
Cost of sales	7,124	43.6%	5,840	45.5%
Gross margin	9,227	56.4%	6,986	54.5%
Operating expenses:
Sales and marketing	6,123	37.4%	4,178	32.6%
General and administrative	4,574	28.0%	2,374	18.5%
Research and development	2,567	15.7%	1,522	11.9%
Amortization of intangible assets	467	2.9%	486	3.8%
Total operating expenses	13,731	84.0%	8,560	66.8%
Loss from operations	(4,504)	(27.6)%	(1,574)	(12.3)%
Interest expense, net	1,342	8.2%	1,335	10.4%
Other (income) expense, net	721	4.4%	(353)	(2.8)%
Net loss before income taxes	(6,567)	(40.2)%	(2,556)	(19.9)%
Income tax expense	90	0.6%	41	0.3%
Net loss	$(6,657)	(40.8)%	$(2,597)	(20.2)%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$46,818	100.0%	$29,188	100.0%
Cost of sales	20,961	44.8%	14,136	48.4%
Gross margin	25,857	55.2%	15,052	51.6%
Operating expenses:
Sales and marketing	16,918	36.1%	12,773	43.8%
General and administrative	13,981	29.9%	7,870	27.0%
Research and development	7,045	15.0%	5,484	18.8%
Amortization of intangible assets	1,412	3.0%	1,472	5.0%
Total operating expenses	39,356	84.0%	27,599	94.6%
Loss from operations	(13,499)	(28.8)%	(12,547)	(43.0)%
Interest expense, net	4,028	8.6%	3,895	13.3%
Gain on forgiveness of PPP loan	(2,852)	(6.1)%	—	—%
Other (income) expense, net	(618)	(1.3)%	2,574	8.8%
Net loss before income taxes	(14,057)	(30.0)%	(19,016)	(65.1)%
Income tax expense	220	0.5%	90	0.3%
Net loss	$(14,277)	(30.5)%	$(19,106)	(65.4)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$6,722	$3,504	$10,226	$4,734	$2,928	$7,662	42.0%	19.7%	33.5%
IGB	2,006	3,890	5,896	1,853	3,021	4,874	8.3%	28.8%	21.0%
Other	215	14	229	272	18	290	(21.0)%	(22.2)%	(21.0)%
Total revenues	$8,943	$7,408	$16,351	$6,859	$5,967	$12,826	30.4%	24.1%	27.5%
% Total revenues	54.7%	45.3%		53.5%	46.5%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$18,977	$10,512	$29,489	$10,873	$7,211	$18,084	74.5%	45.8%	63.1%
IGB	5,570	11,042	16,612	3,511	6,688	10,199	58.6%	65.1%	62.9%
Other	689	28	717	854	51	905	(19.3)%	(45.1)%	(20.8)%
Total revenues	$25,236	$21,582	$46,818	$15,238	$13,950	$29,188	65.6%	54.7%	60.4%
% Total revenues	53.9%	46.1%		52.2%	47.8%
Total revenues for the three months ended September 30, 2021 were $16.4 million, compared to $12.8 million for the three months ended September 30, 2020, an increase of 27.5% due to improved demand for all of our products and the launch of our X-Tack product in the U.S. earlier this year. Total U.S. sales increased $2.1 million or 30.4%, for the three months ended September 30, 2021 and total OUS sales increased $1.4 million, or 24.1%, for the three months ended September 30, 2021 due to the continued improvement in demand for our products as the impact of the COVID-19 pandemic continued to dissipate, including higher demand in our international distributor markets.
Total revenues for the nine months ended September 30, 2021 were $46.8 million, compared to $29.2 million for the nine months ended September 30, 2020, an increase of 60.4%. Total U.S. sales increased $10.0 million or 65.6% for the nine months ended September 30, 2021 and total OUS sales increased $7.6 million or 54.7% for the nine months ended September 30, 2021.
Direct market product sales accounted for approximately 79.0% and 80.5% of total product sales for the three and nine months ended September 30, 2021 compared to 85.9% and 85.0% for the same periods in 2020, respectively.
Non-GAAP Product Sales Percentage Change in Constant Currency
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
Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	% Increase/Decrease in Constant Currency		% Increase/Decrease in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues
ESS	18.2%	32.9%	40.3%	60.9%
IGB	26.7%	19.7%	58.2%	58.4%
Total revenues	22.4%	26.7%	47.9%	49.2%

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
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$5,081	31.1%	$4,036	31.4%
Overhead	1,225	7.5%	1,357	10.6%
Other indirect costs	818	5.0%	447	3.5%
Total cost of sales	$7,124	43.6%	$5,840	45.5%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$14,588	31.2%	$9,187	31.5%
Overhead	4,038	8.6%	3,644	12.5%
Other indirect costs	2,335	5.0%	1,305	4.4%
Total cost of sales	$20,961	44.8%	$14,136	48.4%
Gross Margin
Gross margin as a percentage of revenue was 56.4% and 55.2% for the three and nine months ended September 30, 2021, compared to 54.5% and 51.6% for the same periods in 2020. The increase in gross margin percentage is primarily due to higher product sales as well as unabsorbed overhead costs charged to costs of sales for the three and nine months ended September 30, 2020 when we reduced our manufacturing activities in response to the COVID-19 pandemic.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $1.9 million and $4.1 million for the three and nine months ended September 30, 2021 primarily due to higher compensation and marketing spend in 2021 compared to 2020 when cost efficiency programs were implemented as a response to the COVID-19 pandemic.
General and Administrative Expense. General and administrative expense increased $2.2 million and $6.1 million for the three and nine months ended September 30, 2021 when compared to the same periods in 2020 primarily due to higher non-cash stock-based compensation expense resulting from leadership team changes during 2021 as well as higher compensation and professional service fees compared to 2020 when cost efficiency programs were implemented in response to the pandemic.
Research and Development Expense. Research and development expense increased $1.0 million and $1.6 million for the three and nine months ended September 30, 2021, primarily due to higher compensation in 2021 compared to 2020 when cost efficiency programs were implemented as a response to the pandemic.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three and nine months ended September 30, 2021 when compared to the same periods in 2020.
Loss from Operations
Loss from operations for the three and nine months ended September 30, 2021 of $4.5 million and $13.5 million increased $2.9 million and $1.0 million compared to $1.6 million and $12.5 million for the same periods in 2020 due to higher operating expenses in 2021 compared to the prior year when cost efficiency programs were implemented and higher non-cash stock-based compensation expense in 2021 offset by higher revenues.

Other (Income) Expenses
Interest Expense, net. Net interest expense remained unchanged for the three months ended September 30, 2021 and increased by $0.1 million for the nine months ended September 30, 2021 when compared to the same period in 2020 due to lower interest income.
Gain on Forgiveness of PPP Loan. The PPP loan was forgiven in June 2021.
Other (Income) Expense, net. Other (income) expense primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized loss of $0.5 million and unrealized gain of $0.9 million for the three and nine months ended September 30, 2021 compared to unrealized gain of $0.4 million and unrealized loss of $2.4 million for the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $287.1 million as of September 30, 2021. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. We have occasionally been out of compliance with our debt covenants which have resulted in amendments to the terms of our debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
In October 2021, we issued shares of our common stock for aggregate gross proceeds of approximately $74.9 million.
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
As of September 30, 2021, $20.4 million aggregate principal amount was outstanding under the Convertible Debt.

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
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(10,115)	$(18,017)
Net cash used in investing activities	(961)	(548)
Net cash provided by financing activities	2,354	25,828
Effect of exchange rate changes on cash	(4)	11
Net change in cash, cash equivalents and restricted cash	$(8,726)	$7,274
Operating Activities
Cash used in operating activities of $10.1 million for the nine months ended September 30, 2021 was primarily the result of a net loss of $14.3 million offset by non-cash items of $5.4 million, primarily related to gain on forgiveness of PPP loan, depreciation, amortization, foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Additionally, cash used by operating assets and liabilities of $1.2 million primarily related to accounts receivable due to the increase in revenues and increase in inventory purchases which was partially offset by changes in accounts payable and accrued expenses.
Cash used in operating activities of $18.0 million for the nine months ended September 30, 2020 was primarily the result of a net loss of $19.1 million plus non-cash items of $8.3 million primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock-based compensation. Additionally, cash used by operating assets and liabilities of $7.2 million related to working capital changes primarily related to clinical study payments and the purchase of raw materials.
Investing Activities
Cash used in investing activities of $1.0 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, were primarily related to equipment purchases and expansion of our Costa Rica manufacturing facility associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $2.4 million for the nine months ended September 30, 2021 was related to proceeds received from exercise of stock options.
Cash provided by financing activities of $25.8 million for the nine months ended September 30, 2020 was primarily related to the proceeds from the issuance of common stock and pre-funded warrants to purchase common stock in July 2020 of $23.3 million and proceeds received from the PPP Loan granted in April 2020 for $2.8 million.
Future Funding Requirements
As of September 30, 2021, we had cash, cash equivalents and restricted cash balances totaling $28.5 million. In October 2021, we issued shares of common stock in a SEC-registered public offering for aggregate gross proceeds of approximately $74.9 million.
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
Federal False Claims Act Action.
As previously disclosed, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. relating to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website. We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation. On February 5, 2021 the United States filed a declination to intervene in the underlying action that had prompted the investigation entitled United States of America ex rel. Mathew Fitzer M.D., et al., v. Allergan, Inc. et al., and also names the Company as a defendant. In April of 2021, the Company was served with the underlying action filed under qui tam provisions of the Federal False Claims act and related to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website during the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. In September of 2021, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In October of 2021, Relator filed an amended complaint. We believe the claims are without merit, but we cannot predict the outcome of the legal proceedings or the effect on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.

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
•The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits and/or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
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
The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to impact the global economy, our business and our industry. Given the uncertainty around the duration and extent of the COVID-19 pandemic, including due to emerging variant strains of the virus, we expect the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition and liquidity, but cannot accurately predict at this time the full extent of the future potential impact on our business, results of operations, financial condition and liquidity.

Despite the growing availability of vaccinations against COVID-19, government authorities in certain jurisdictions around the world have continued to impose "shelter-in-place" orders, quarantines, executive orders or similar government orders and restrictions for their residents to control the spread of COVID-19, including variants. Such orders or restrictions, and the perception that such orders or restrictions could continue or be reinstated, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, labor shortages and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, limit our access to customers and limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing further COVID-19 outbreaks, including from variants, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
We are unable to predict the duration of COVID-19's impact on our business, including due to emerging variant strains of the virus. The widespread pandemic has resulted, and may continue to result, in significant disruption of global financial markets, which could negatively affect our liquidity. In addition, if the COVID-19 pandemic results in a prolonged economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower demand for procedures that use our products. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, reductions in employment in our target markets have reduced, and may continue to reduce, utilization and sales of our products.
Continued restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions begin to be relaxed or lifted and various jurisdictions gradually reopen, we are unable to accurately predict for how long they will remain relaxed or lifted or whether such jurisdictions will remain open, including as COVID-19 variants continue to spread in certain jurisdictions. There can be no assurances that patients or providers will continue restarting procedures that use our devices following the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have periodically deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations, which would harm our sales growth as well. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Renewed travel and import restrictions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures that we have previously instituted, could reduce the efficiency of our operations or prove insufficient.
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products have been and may in the future be affected by the COVID-19 pandemic. For example, enrollment for our Orbera365 CE post approval study has been and likely will continue to be delayed due to the pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. COVID-19 restrictions may also delay the timing of regulatory reviews and approvals as regulators in various jurisdictions may have reduced staffing and capability. The presentation of the results of clinical trials may be delayed due to the cancellation or postponement of scientific meetings. In 2020, we had to prioritize key growth and operational projects over the others due to capital resource constraints resulting from our reduced sales levels and may in the future need to make similar choices, which may negatively impact our growth and operational projects.
Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers. While hospitals and healthcare providers have generally relaxed access restrictions, prior restrictions have harmed our sales and marketing efforts, and renewed restrictions, including due to variant strains of the virus, would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions, including due to variant strains of the virus, may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. Limited supplies of personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including those that use our products. In addition, in 2020, we eliminated certain employee positions and made reductions to salary and work hours and may in the future take similar actions which may negatively impact our workforce and our business.

The global outbreak of COVID-19 continues to be volatile and rapidly evolving causing our business to be highly uncertain and unpredictable. We do not yet know the full extent of any impacts on our future business or the global economy as a whole. However, these effects harmed our business, financial condition and results of operations in 2020 and could have a material and negative impact on our future operations, sales and ability to continue as a going concern.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the nine months ended September 30, 2021 and 2020, we had net losses of $14.3 million and $19.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $287.1 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
If clinical or pre-clinical trials with our products and the procedures that use our products do not result in positive outcomes for patients, fail to show meaningful patient benefit or fail or to achieve certain end points, the development of these procedures would be adversely impacted which could negatively impact the sales of our products, operations and financial condition. In March of 2021, the FDA granted a Breakthrough Device Designation for the Orbera Intragastric Balloon specifically for use in treating patients with BMI between 30-40 kg/m2 with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis. Orbera is currently approved by the FDA as a weight loss aid for adults suffering from obesity, with a body mass index (BMI) ≥30 and ≤40 kg/m2, who have tried other weight loss programs, such as following supervised diet, exercise, and behavior modification programs, but who were unable to lose weight and/or keep it off. Expanding the approval for Orbera will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities. We cannot guarantee that we will be able to develop a study model that is acceptable to the FDA or that we can contract with an investigator who can timely initiate, enroll and complete such a study at a reasonable cost and who will complete such a study in a reasonable period of time.
Further, with any clinical or pre-clinical study relating to our products, we cannot guarantee that the results of any such study will be timely finalized and made public or that the results of any study will be viewed as favorable by regulatory authorities, physicians, patients or payors. For example, in 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of Endoscopic Sleeve Gastroplasty ("ESG") compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy ("ASGE") and the American Society of Metabolic Bariatric Surgery ("ASMBS") and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45 kg/m2. ESG is an endoscopic procedure that involves the creation of plications in the stomach, through a series of stacked suture-based plications, to reduce stomach volume; the plications form a sleeve, which reduces stomach capacity and slows gastric emptying to induce weight loss. Adverse events that may occur during or following an ESG procedure include the following: pharyngitis/sore throat, nausea, vomiting, abdominal pain and/or bloating, hemorrhage, hematoma, conversion to laparoscopic or open procedure, stricture, infection, sepsis, pharyngeal and/or esophageal perforation, esophageal and/or pharyngeal laceration, intra-abdominal (hollow or solid) visceral injury, aspiration, acute inflammatory tissue reaction and death. Additional clinical risks may be identified as more clinical data on ESG is developed and analyzed. In June 2021, one of the principal investigators of the MERIT trial reported that, based on a preliminary analysis, the MERIT trial had achieved its primary end points for safety and efficacy, and outcomes data are expected to be fully reported in 2021. These data have been submitted to the FDA through a De Novo request to create new devices specifically for ESG and bariatric revision procedures. However, we cannot assure you that such data will be timely reported or that the results will be viewed as favorable by physicians, patients, or regulatory agencies, including the FDA. A delay in making these outcomes results public or a failure to achieve favorable clinical outcomes would negatively impact our business.
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

* Expanding the indications of our marketed products may require new 510(k) or De Novo clearances or PMA approvals or regulatory approvals from foreign regulatory authorities.
Expanding the indications for our products will require new regulatory approvals or clearances, including 510(k) or De Novo clearances or PMA approvals. We have current products such as OverStitch with clearance as a general use device but no procedure-specific indications for use. In the event that we pursue the approval of expanded indications for a product, the FDA or foreign regulatory authorities may require a separate filing such as a 510(k) or De Novo submission or may deem the desired indication for use to be of high enough risk to require a PMA or similar submission. For example, the investigators conducting the MERIT trial sought and received an Investigational Device Exemption following communication from the FDA which indicated that the FDA considered the ESG procedure for weight loss to be a high risk use. We have submitted a De Novo classification request to the FDA seeking 510(k) classification and clearance for the Apollo ESGTM and Apollo REVISETM devices, which consist of the OverStitch® Endoscopic Suturing System and related components (e.g., tissue helix, sutures, cinches). Apollo ESGTM is intended for use in the endoscopic sleeve gastroplasty procedure for weight loss and any futures cases and Apollo REVISETM is intended for use in revision of bariatric surgery procedures. Obtaining clearances and approvals for such expanded uses can be a time consuming and costly process, and we may be unsuccessful in obtaining desired clearances and approvals, either of which could adversely affect our ability to market our products or delay efforts to obtain reimbursement coverage from payors.
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
* U.S. legislative, FDA or global regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.
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
In addition, on May 25, 2017, the new EU Medical Devices Regulation ("MDR 2017") was published and was scheduled to become effective on May 26, 2020. On April 17, 2020, the European Parliament approved the delay of the effectiveness of MDR 2017 until May 26, 2021. MDR 2017 repeals and replaces the EU Medical Devices Directive ("MDD") and changes certain obligations of medical device manufacturers with product in the EU and subjects higher risk medical devices to additional scrutiny during the conformity assessment process. The new regulations will among other things:
•add new rules on placing devices on the market and reinforce post-market surveillance once they are available;
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

•modify or increase clinical evidence requirements necessary to maintain existing CE marks
Accordingly, we are required to update our quality system to conform to certain requirements of MDR 2017 by May 2021. However, only two of the six EUDAMED modules is fully operational at this time, with the European Commission stating that the EUDAMED database is now not expected to be fully operational until May 2022. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully implemented at this time. There remains uncertainty on how some new provisions are to be addressed.
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid through November 2022 and we have begun submitting our MDR 2017 documentation to our Notified Body review. We expect these submissions to be complete by the end of 2021. However, there are no assurances that we will not experience delays or that our Notified Body will be able to conduct a timely review of this documentation nor that they will conclude our documentation is sufficient. Depending on the timing of the Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates. Our Notified Body could require changes to product labeling as part of the transition to MDR 2017. If that happens, it would likely result in additional filings globally to have those labeling changes approved in the various countries where we market and sell those products.
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
We also expect that additional capital may be needed in the future to fund our operations. To raise capital, we have sold and may in the future sell common stock, preferred stock, convertible securities or such other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
The limited public float and trading volume for our common stock may have an adverse impact and cause significant fluctuation of market price.
As of September 30, 2021, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1 *	Employment Letter, dated July 19, 2021, by and between Apollo Endosurgery, Inc. and Stefanie Cavanaugh.
10.2 *	Employment Agreement, dated July 12, 2021, by and between Apollo Endosurgery, Inc. and Jeffrey Black.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2021.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Financial Officer)