Form 10-K
period 2021-12-31
Apollo Endosurgery, Inc.
filed 2022-02-22
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors of the registrant are affiliates of the registrant) was computed based on the adjusted close price of $8.10 as reported on the Nasdaq Global Market on June 30, 2021 is $192,292,615.

As of January 31, 2022, there were 39,623,333 shares of the issuer’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

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
i

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I

ITEM 1.  BUSINESS
Overview
We are a medical technology company primarily focused on the design, development and commercialization of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy.
Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System and Orbera® Intragastric Balloon.
Our products are primarily used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal (“GI”) conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal neoplastic lesions in the esophagus, stomach or colon (also known as polypectomy, endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); the treatment of swallowing disorders (peroral endoscopic myotomy, or “POEM”); esophageal stent fixation and obesity.
Beginning in 2021, we have revitalized our organization with the addition of key members to our senior leadership team, including our Chief Executive Officer, Chief Financial Officer, Vice President of U.S. Sales, Vice President of Marketing and Medical Education, and Vice President of Market Access and Reimbursement. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address substantial unmet clinical needs in gastroenterology and bariatrics. We intend to become a technology provider of choice for doctors, hospitals, healthcare systems, and payers.

Recent Developments
In September 2021, we submitted a De Novo classification request to the FDA seeking FDA 510(k) classification and clearance for the Apollo ESGTM and Apollo REVISETM systems, which consist of the OverStitch Endoscopic Suturing System and related components. Apollo ESG is intended for use in the endoscopic sleeve gastroplasty (“ESG”) procedure for weight loss and Apollo REVISE is intended for use in revision of bariatric surgery procedures. Pending FDA approval of the Apollo ESG and Apollo REVISE devices, we expect to begin education and marketing programs to expand visibility of the ESG procedures and thereby increase the use of OverStitch. If granted, we believe that clearance by the FDA for these weight loss indications will be a significant growth catalyst for us.
In October 2021, we completed a public offering of our common stock for aggregate gross proceeds of $74.9 million. In December 2021, we entered into a term loan facility agreement with Innovatus Capital Partners, LLC to borrow up to $100.0 million. We made an initial draw of $35.0 million, which we used to repay our previous senior secured credit agreement in full. We are eligible to draw up to an additional aggregate $40.0 million between July 1, 2023 and December 31, 2024, upon the achievement of certain minimum revenue thresholds. We are also eligible to draw an additional $25.0 million to finance certain approved acquisitions between June 30, 2022 and June 30, 2024.
Following these financing transactions, we believe we are well-positioned to invest in our planned growth initiatives.
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
In December 2013, we entered into an asset purchase agreement to acquire the obesity intervention division of Allergan, Inc. The assets acquired were the Lap-Band® System and related laparoscopic surgery accessories (the Surgical product line) and the Orbera Intragastric Balloon System. In conjunction with this purchase agreement, we entered into several agreements whereby Allergan agreed to provide manufacturing and distribution support over a two-year period as we established our own capabilities. Our 2013 acquisition of Allergen’s obesity intervention division included their international sales distribution channel, which continues to be a strategic asset for us. In December 2018, we subsequently divested our assets related to the Surgical product line, including the LapBand system. Currently, over 45% of our revenue is derived from customers outside the United States.
In December 2016, we completed a business combination (the “Merger”) with Lpath, Inc. (“Lpath”), a publicly traded company. Following the Merger, Lpath was renamed “Apollo Endosurgery, Inc.” and our common stock began trading on The Nasdaq Global Market under the symbol “APEN.”
“Orbera”, “OverStitch”, “X-Tack”, the Apollo logo and other trademarks or service marks of Apollo Endosurgery, Inc. appearing in this annual report are the property of Apollo Endosurgery, Inc. Other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.
Today, we have offices in the United Kingdom and Italy that oversee regional sales and distribution activities outside the U.S. and a manufacturing facility in Costa Rica. All other activities are managed and operated from our facilities in Austin, Texas. Our products are offered in over 75 countries today, across a wide range of patient indications.
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

Apollo’s Market and Strategy
Our vision is to be the industry leader and preferred technology partner for delivering innovative, cost-effective minimally invasive gastrointestinal and bariatric products that improve patient care. We provide products that advance endoscopic solutions for a wide range of patient needs ranging from gastrointestinal defect closure and stent management to the treatment of obesity. Our endoscopy products allow these solutions to be delivered endolumenally by an endoscopist using a flexible endoscope, thus providing patients with treatment options that are designed to remove or defer the need for traditional surgery.
Our endoscopy products are designed to treat a variety of gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and the treatment of obesity. For the year ended December 31, 2021, 63% of our total sales related to the OverStitch Endoscopic Suturing System and X-Tack Endoscopic HeliX Tacking System products and 35% related to the Orbera Intragastric Balloon System products.
Based on public research and management estimates, we believe that the historical addressable market for our endoscopy products is approximately $215 million, consisting of a $175 million primarily U.S. market for advanced upper gastrointestinal defect closure and a $40 million global market for intragastric balloons. We intend to expand our future potential addressable market through new indications for our current products, new applications for existing solutions, increased clinical support and increased reimbursement.
We believe that, through the development of our current endoscopic suturing system, the advanced gastrointestinal procedures market, which includes defect closures in both the upper and lower gastrointestinal tracts, presents an aggregate global market opportunity of approximately $850 million, including the potential U.S. market for polyp removal defect closures, which is expected to be in excess of $500 million. Additionally, we aim to expand the indications for our Orbera and OverStitch products to continue addressing the approximately $3.9 billion global endobariatric weight loss market.
Our development strategy is to further establish the medical relevancy of our products in areas of unmet medical need, such as addressing the needs of the approximately 10 million U.S. patients with non-alcoholic steatohepatitis, or NASH. NASH is the leading cause of liver transplants in women and patients over the age of 65. NASH treatment presents a large and growing market opportunity, having grown from $1.9 billion in 2019 to $2.9 billion in 2021 and projected to reach $54 billion by 2027, representing a 59% estimated compound annual growth rate.
By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address substantial unmet clinical needs in gastrointestinal and weight loss applications. We intend to become a partner of choice for doctors, hospitals, healthcare systems, and payers. We are committed to attracting, engaging, and retaining the best talent in the industry.
We intend to continue to pursue regulatory clearance in key international markets where we believe there is strong market demand for our products to continue to broaden our portfolio of products through internal product development efforts, and will consider acquisitions that complement our current business.
The key elements of our strategy include:
Support the continued adoption of our endoscopy products and establish Apollo as the market leader in GI defect closure and fixation.
We intend to establish endoscopic suturing as a standard of care in GI defect closure and fixation through the continued market penetration of our flagship product, the OverStitch Endoscopic Suturing System, and the X-Tack Endoscopic HeliX Tacking System, which we launched in December 2020, expanding the clinical utility of our suturing technology to a larger population of gastrointestinal procedures in the lower GI tract.
Interventional and therapeutic gastroenterology is a high growth area within medicine, and our suturing products are used in both the upper and lower GI tract. Examples of upper GI applications include fistula closure, esophageal stent fixation, and tunnel closure for peroral endoscopic myotomy, or POEM. Fistulas are chronic or acute defects that can form between two sites in the GI tract, cavity or skin, often occurring as a result of abdominal surgery. Esophageal stents are often used as part of the treatment of esophageal blockage from cancers or benign scarring and fixation is designed to prevent the premature migration of the stent, especially in benign conditions, which is common and costly. Clinical evidence shows that fully covered esophageal stents that are not fixed in place will have as high as a 60% migration rate. Suturing stents in place helps reduce stent migration by preventing repeat procedures and complications for the patient.

In the lower GI tract, there are over 21 million colonoscopies performed annually in the United States alone. Cancer screening followed by the endoscopic resection of complex flat and large polyps can provide patients with an alternative to surgical resections. Delayed bleeding is a general risk of endoscopic resection and patients over the age of 50 are more often on anti-thrombotic (blood thinning) medications which carry a higher risk of bleeding. Suturing the resection site aids in healing and helps prevent delayed bleeding following the procedure.
Currently, we have a presence in over 90% of the top 20 research hospitals and top 25 GI specialized hospitals in the U.S. We intend to leverage our clinical experience in these leading academic institutions and hospitals to further penetrate existing accounts, as well as expand our global user base, through clinical research, clinical selling and training, peer-to-peer education programs, industry and society collaborations, product enhancement, new product development initiatives and expanding regulatory indications and obtaining new regulatory approvals in strategic markets.
Create an endoscopic weight loss franchise
We intend to leverage our unique product portfolio to address the growing global obesity crisis. We believe that our Orbera intragastric balloon and OverStitch system provide a comprehensive set of scalable, safe, effective, organ-sparing solutions. The underlying procedures may be performed in an outpatient facility by either a gastroenterologist or a bariatric surgeon, positioning us to increase market penetration and potentially expand the market for weight loss procedures.
Worldwide obesity numbers have nearly tripled since 1975. More than 650 million people are now considered clinically obese. In the U.S., more than 100 million adults are obese, comprising in excess of 40% of the adult population. Obesity related conditions including heart disease, stroke, type 2 diabetes, liver disease, and certain types of cancer are among the leading causes of preventable, premature death. Obesity costs the U.S. health care system more than $170 billion a year, yet, less than 1% of eligible obese patients are treated with bariatric surgical weight loss procedures each year.
Traditional obesity intervention has been bariatric surgery (typically, gastric bypass, sleeve gastrectomy or gastric banding), which is mostly performed laparoscopically. Today, based on U.S. population demographics and physician society reported bariatric procedure volumes, less than 1% of the population eligible for bariatric surgery elects to have a procedure each year. Based on published surveys, the eligible patients’ primary resistance to bariatric surgery is fear of surgery in general, and more specifically fear associated with the invasive nature of bariatric surgery, permanent anatomical alteration, potential for non-permanent results and the post-operative severe complications that have been reported with bariatric surgery.
Our Orbera intragastric balloon is currently the leading gastric weight loss balloon worldwide, with over 400,000 balloons placed globally to date. We expect to leverage recent market momentum, including clinical practice guidelines published by the American Gastroenterology Association in 2021 recommending the use of intragastric balloons for obesity management, to drive growth for our Orbera products.
One of the most promising newly developed weight-loss procedures is commonly referred to as endoscopic sleeve gastroplasty (“ESG”). ESG is a minimally-invasive (nonsurgical) weight loss procedure that uses the OverStitch Endoscopic Suturing System to transorally reduce the volume of a person’s stomach; similar to the goal of a surgical sleeve gastrectomy procedure but without the invasiveness and need for amputation of a significant portion of the patient’s stomach. The potential advantages of an ESG procedure include maintaining the original structural and functional integrity of the stomach, providing clinically meaningful weight loss, low adverse events, reversibility, short recovery time, and avoidance of surgical incisions. We believe the application of OverStitch to bariatric weight loss procedures addresses many of the concerns that patients have about traditional bariatric surgeries. In addition, the ESG procedure has the potential to fill an important clinical gap between diet, exercise and medications for patients with a relatively low BMI and traditional bariatric surgeries that are often reserved for patients with a BMI > 40 kg/m2. To date, there have been more than 6,500 participants studied in ESG clinical trials. Clinically, these trials show average excess body weight loss greater than 50% and a low adverse event rate. In fact, clinical studies of the ESG procedures typically demonstrate a complication rate of less than 2%, whereas published studies of sleeve gastrectomy and RNY gastric bypass surgeries have reported complication rates ranging from 5% to 26%.
In addition, we believe that endoscopic revisions of bariatric surgeries present another potential market for application of our OverStitch products. Between 2011 and 2019, over 1.4 million laparoscopic sleeve and gastric bypasses were performed in the U.S. alone. We estimate that 30% to 50% of these are potential revision candidates. In 2019, more than 43,000 revision procedures were performed in the U.S. This revision segment is the fastest growing segment of the traditional bariatric surgery market. In a peer-reviewed study, published in 2021, that compared results at five years, endoscopic revision demonstrated equivalent efficacy and an improved safety profile as compared to surgical revision. We estimate that over 70% of our top 100 OverStitch accounts in the U.S. are already performing revision procedures.

In 2021, we announced that study investigators of the Multi-Center ESG Randomized Interventional Trial, or MERIT, presented positive outcomes evaluating the safety and effectiveness of the ESG procedure. These data, along with additional clinical evidence for ESG and revision procedures, have been submitted to the FDA through a De Novo request to create new device clearances specifically for ESG and bariatric revision procedures. If granted, we believe that clearance by the FDA for these weight loss indications will be a significant growth driver for us.
Develop NASH indication and evidence
Our development strategy is to further establish the medical relevancy of our products in areas of unmet medical need such as fatty liver disease, and to increase clinician awareness. In March 2021, the FDA granted a Breakthrough Device Designation for Orbera specifically for use in treating patients with BMI between 30-40 kg/m2 with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis.
The adult U.S. NASH population having a BMI between 30-40 kg/m2 is approximately 10 million, and while there are currently no FDA approved treatments for NASH, weight loss is the recommended treatment and is essential for meaningful improvement in NASH.
Expanding the approval for Orbera, and potentially other Apollo products, will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities. We are currently evaluating various clinical strategies to best optimize our approach to a potential treatment for NASH, which we believe has the potential to be a long-term growth driver for Apollo.
Apollo Products
The Apollo Endoscopy products consist primarily of the OverStitch Endoscopic Suturing System, X-Tack Endoscopic HeliX Tacking System (collectively “ESS”) and the Intragastric Balloon System (most often branded as Orbera).
OverStitch Endoscopic Suturing System
The OverStitch and OverStitch Sx Endoscopic Suturing System (“ESS”, “OverStitch” or “Sx”) enables advanced endoscopic procedures from within the GI tract, or endolumenally, by allowing physicians to suture, especially full-thickness, and secure the approximation of tissue. OverStitch and OverStitch Sx are currently one of the few U.S. cleared flexible endoscopic suturing devices capable of full-thickness suturing of tissue. OverStitch is a single-use suturing device that is attached to a flexible endoscope. The flexible endoscope, with the OverStitch device attached, allows a physician to access a patient’s upper and lower GI tract and accurately suture the tissue inside the GI tract for different clinical needs, including a range of defect repairs, esophageal stent fixation to prevent stent migration, and volumetric space reduction. The OverStitch Endoscopic Suturing System received FDA 510(k) clearance in August 2008 and CE Mark in November 2012. The OverStitch Sx Endoscopic Suturing System received FDA 510(k) clearance in June 2018 and CE Mark in November 2018.
The OverStitch device that was 510(k) cleared in August 2008 is compatible with a specific dual channel flexible endoscope, sold by Olympus, that has limited market presence, representing less than five percent of the flexible endoscopes in hospitals and clinics around the world. We have updated the OverStitch labeling to include both Olympus and Fujinon endoscopes as compatible with OverStitch, reducing our reliance on Olympus. Beginning in November 2018, we began the first commercial shipments of the OverStitch Sx that is compatible with four major scope manufacturers and over 20 single-channel flexible endoscopes with diameters ranging from 8.8 mm to 9.8 mm. These Sx compatible single-channel endoscopes represent the majority of flexible endoscopes in hospitals and clinics around the world today.
Since its market introduction in 2008, over 75,000 OverStitch units have been sold for procedures worldwide. We estimate that approximately 60% of OverStitch uses in the U.S. were for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty, or ESG, approximately 25%, and bariatric revision, approximately 15%. Outside the U.S., we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the U.S. were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%.
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
Subsequently, there have been numerous published investigator-initiated ESG studies conducted by a variety of physicians around the world. In 2019, four separate meta-analyses were published that pooled the results from eight published ESG studies involving more than 1,700 patients. These four meta-analyses demonstrated between 15% to 20% total body weight loss measured at periods between 6 to 24 months and low adverse event rates. Several meta analyses have been published since 2019.

In 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of ESG compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy (“ASGE”) and the American Society of Metabolic Bariatric Surgery (“ASMBS”) and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 40.
The MERIT-Trial was designed to enroll two hundred patients, stratified into three groups (Obesity, Obesity with hypertension, Obesity with diabetes). The trial has two levels: (1) the randomized study phase with primary outcomes for both treatment and control participants evaluated at twelve months, and (2) the crossover, non-randomized study phase with outcomes for (a) the initial treatment participants at 24 months after their ESG, and (b) the control cross-over participants evaluated at twelve months after their ESG. The MERIT trial subsequently received an Investigational Device Exemption from the FDA in 2019. The primary outcomes for the first level procedures of the study are measured after a one-year follow-up period. The final enrolled patient completed their 12-month follow-up during the fourth quarter of 2020. In June 2021, one of the principal investigators of the MERIT trial reported that, based on a preliminary analysis, the MERIT trial had achieved its primary end points for safety and efficacy, and in October 2021, the primary investigators reported on the primary endpoints at a virtual session of the International Society for Surgery of Obesity (IFSO). We anticipate that the full trial results will be reported in 2022. The MERIT data, along with additional clinical evidence for ESGs and endoscopic revision procedures, have been submitted to the FDA through a De Novo 510(k) request to create new device clearances specifically for ESG and bariatric revision procedures.
During 2017, we entered into a Registry Funding Agreement with the American Gastroenterological Association (“AGA”) Center for GI Innovation and Technology to develop and administer a registry (the “AGA Registry”) to collect real-world evidence related to the safety and efficacy of a number of flexible endoscopic suturing-enabled procedures, including the revision of gastric bypass (known as an outlet revision) who have experienced weight regain after their initial bariatric surgery; the fixation of esophageal stents to prevent migration; and other suturing procedures currently in practice. Enrollment and follow up completed in 2021. The resulting data will be used to present the benefits of endoscopic suturing procedures relative to traditional therapies. Data from other endoscopic suturing procedures which have been collected in the registry has been analyzed and submitted for publication.
During 2018, we established a European multi-center, longitudinal data repository for ESG and outlet revision procedures. This registry collected outcomes for over 1,000 patients enrolled across participating European centers related to procedure safety and effectiveness. In addition, a second, multi-center, retrospective data repository for gastrointestinal applications performed using the OverStitch System was also created. The objective of this registry is to collect European demographic, procedural and outcome data when OverStitch is used during various non-bariatric procedures including closure of full thickness and mucosal defects, post-operative leaks, perforations, stent fixation, treatment of gastrointestinal bleeding and other procedures. The goal is to support the clinical use and benefits of endolumenal suturing as well as provide real-world data on safety and effectiveness which can support physicians, patients and payors in making informed decisions. Both registries are expected to provide publications from the data sets.
X-Tack Endoscopic HeliX Tacking System
The X-Tack Endoscopic HeliX Tacking System (“X-Tack”) is a novel, through-the-scope, suture-based device designed specifically for closing and healing defects in both the lower and upper gastrointestinal tract. The X-Tack device enables physicians to easily address the challenges commonly encountered when closing large or irregularly shaped defects. The procedure involves suture-tethered HeliX Tacks, independently positioned into healthy tissue adjacent to a defect, then cinched to close the construct. X-Tack fulfills a long-expressed need for advanced closure devices to improve healing and address potential adverse events that can occur following standard colonic polypectomy and endoscopic mucosal resection of complex polyps, such as delayed bleeding or perforation.
Each X-Tack device enables physicians to place up to four individual HeliX Tacks into healthy tissue adjacent to a defect using a novel Persian drill handle. The HeliX Tack design includes barbs on the coil for enhanced tack fixation. Each HeliX Tack has an eyelet tethering it to a suture. Pulling tension on the suture approximates the HeliX Tacks and, in turn, closes the tissue defect. A suture cinch is then used as the final step to secure the suture in place. Because it offers multiple points of fixation, we believe the X-Tack enhances a physician’s ability to overcome challenges of accurately closing large or irregularly shaped defects.
In December 2020, we received 510(k) clearance from the FDA for our X-Tack Endoscopic HeliX Tacking System. We commercially launched the X-Tack system in the U.S. beginning in January 2021. In 2021, we also received regulatory clearance in a limited number of markets outside the U.S., including Israel, Hong Kong, and Australia. We expect to launch X-Tack more broadly outside the U.S. following regulatory approvals, anticipated by early 2023.

The endoscopic removal of upper gastrointestinal and colorectal neoplasia has a 2% risk of perforation and 8-10% risk of delayed bleeding. These two serious adverse events often result in additional endoscopic as well as surgical interventions, hospitalizations, expanded health care costs, and significant distress for both patients and their physicians. The closure of resection sites has been reported to significantly reduce the incidence of these two adverse events and has generated growing advocacy among physician societies.
Today, closure of polyp resection sites can be accomplished by applying through-the-scope (TTS) metallic (hemostatic) clips, over-the-scope (OTSC) large metallic clips or suturing with our OverStitch device. However, clips have limited use for large wide or irregular shaped defects while suturing requires use of a gastroscope, limiting access to the full length of the colon and also requires removal of the scope from the patient in order to mount the suturing device.
The X-Tack closure device is intended to resolve the limitations of TTS clips, OTSC and endoscopic suturing by offering functionality through the working channel of any standard gastroscope or colonoscope with precise HeliX Tack placement and tight closure of sites of varying shapes and sizes.
In 2021, we announced the publication of a multi-center study of the X-Tack® System in closing challenging gastrointestinal defects. The multicenter study included 93 subjects who were treated at eight centers in the U.S., including the Mayo Clinic, Johns Hopkins Hospital, Brigham and Women’s Hospital, and New York University, among others. The study focused on large, challenging defects in both the upper and lower GI tract, specifically those that would be difficult or impossible to close with alternative devices. The primary outcomes were feasibility (defined by technical success of the procedure) and safety. Technical success, defined as full closure of a defect or stent fixation as intended, was achieved in 89% of subjects. The mean defect size was 42 mm. Closure was determined not to have been possible with any device other than the X-Tack in 25% of cases studied due to size, location, or shape of the defect. No serious adverse events or deaths occurred during the follow up period of approximately 34 days.
In the first year of product adoption, physicians at a number of leading academic centers have been conducting additional clinical studies on the X-Tack device. In 2022, we anticipate multiple presentations or publications for the use of X-Tack in applications such as repair of an endoscopic mucosal resection (EMR) in the colon, repair of an EMR in the duodenum, and use in stent fixation.
Orbera Intragastric Balloon System
The intragastric balloon system (“IGB”, the “Orbera System” or “Orbera”) is currently marketed under three brands depending on geography: the Orbera Intragastric Balloon System, the BIB, and the Orbera365 Managed Weight Loss System (“Orbera365”). Our IGB is a non-surgical alternative for interventional weight loss. Orbera is the global market leader among intragastric balloons and is available in over 75 countries and more than 400,000 units have been sold worldwide. Our IGB is a single silicone balloon that is filled with saline after its endoscopic placement into the patient’s stomach. Once in the patient’s stomach, the balloon serves to reduce stomach capacity, causing patients to consume less following the procedure, and delay gastric content emptying which assists the patient in losing weight. Placement of the balloon is temporary; at the end of its indwell time it is removed endoscopically, typically, under conscious sedation.
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

Specific to Orbera, there is a substantial and increasing body of evidence that shows that the level of weight loss with Orbera is very effective in the treatment of comorbidities associated with obesity. The clinical effectiveness and safety profile of the Orbera System as a non-ulcerogenic weight loss device has been reported in over 250 peer reviewed publications. Although not specifically indicated for the treatment of any individual obesity-related comorbidities, studies have consistently reported resolution or improvement in a patient’s pre-existing comorbidities at the time of Orbera removal. Orbera is currently the only balloon or other endoscopic product that has been recognized in the ASGE Preservation and Incorporation of Valuable Endoscopic Innovations assessment to have met its threshold standards for the treatment of obesity. The meta-analysis performed by the ASGE was based on the aggregation of certain clinical studies conducted outside the U.S. and reported an estimated TBWL at six months of approximately 13.2%. In 2021, the American Gastroenterology Association published clinical practice for Intragastric Balloons in the Management of Obesity. The guidelines suggest the use of intragastric balloons with lifestyle modification over lifestyle modification alone. Furthermore, the guidelines highlight the improvements in cardiovascular disease, diabetes and non-alcoholic fatty liver disease that are associated with a 10% reduction in total body weight loss.
In the January 2021 Clinical Gastroenterology and Hepatology Journal, physicians from Mayo Clinic presented on their prospective open-label FDA-approved study of Orbera patients with non-alcoholic steatohepatitis (“NASH”). Of the patients treated, 65% achieved resolution of NASH on biopsy; 80% had at least a two point improvement in their non-alcoholic fatty liver disease activity score; and 15% had tissue evidence indicating regression of fibrosis (liver scarring). NASH is expected to become the most common cause of liver cirrhosis by 2030, leading to increased risk of liver-related death and higher rates of malignancy.
Our development strategy is to further establish the medical relevancy of Orbera, and potentially other Apollo products, in areas of unmet medical need such as fatty liver disease and increase clinician awareness. In March 2021, the FDA granted a Breakthrough Device Designation for the Orbera Intragastric Balloon specifically for use in treating patients with BMI between 30-40 kg/m with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis. Expanding the approval for Orbera will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities.
As part of the FDA approval of Orbera, we were required to conduct a post-approval clinical study. The Orbera Post-Approval Study (PAS) was a prospective, multi-center, open-label study of the safety and effectiveness of Orbera as an adjunct to weight reduction for obese adults (22 years of age and older) with a BMI of ≥ 30 kg/m2 and BMI ≤ 40 kg/m2. The Orbera PAS completed enrollment in September 2018 with 281 patients treated with Orbera from 11 U.S. clinical study sites. The study’s primary endpoint was a serious adverse event rate of less than 15% and secondary endpoint was total body weight loss of at least 7.5% at the time of Orbera’s removal. All study endpoints were met and our PAS obligation is complete.
As part of the CE mark approval for Orbera 365, we committed to perform a post-approval clinical study. The Orbera 365 CE post approval study will enroll 100 patients at four to five centers in different European countries who will be followed for 24 months. The start of this study was delayed by the COVID-19 pandemic. However, the first clinical site began enrollment in February 2021.
In February 2017, the FDA issued a letter to health care providers related to adverse events following placement of liquid-filled balloons which were not seen during the U.S. pivotal studies, specifically related to events of spontaneous balloon over-inflation and, separately, reports of acute pancreatitis. We subsequently developed updates to Orbera’s product labeling and physician training materials, and these were approved by FDA and implemented in June 2017. The labeling changes included additions to the “Warnings” and “Possible Complications” sections and an update to the “Clinical Evaluations…” sub-section within the “Adverse Events” history for Orbera.
In August 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that occurred since 2016 in patients with a liquid-filled intragastric balloon implant. Four of the deaths involved patients who had received an Orbera and had been self-reported by us to the FDA as part of our normal product surveillance process. Following this letter, we worked with the FDA to provide further updates regarding the risks of gastric and esophageal perforation, aspiration, and death and updated the label disclosure for these adverse events as well as the physician training material to provide more detailed descriptions of the patient symptoms that may indicate persistent (or refractory) intolerance, methods of assessing these patients, and recommendations for the management of symptoms and removal of the device.

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
Competition
We are the only manufacturer with a cleared device for full thickness endoscopic suturing currently on the market in the U.S. or outside the U.S. Other competing technologies for closure during certain GI applications are offered by large and established manufacturers in the GI space including Boston Scientific Corporation, Olympus Medical, Endo Tools Therapeutics S.A., Steris (US Endoscopy) and Cook Medical. Outside the U.S., USGI Medical Inc. manufactures a suture anchor technology for gastric plication. Outside the U.S., there are a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone, Allurion Technologies and Spatz Laboratories. In the U.S., there are two other manufacturers with an intragastric balloon approved by the FDA at this time: ReShape Lifesciences, Inc. and Spatz FGIA Inc.
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
Obesity procedures that utilize our Endoscopy products are often cash pay procedures which means the patient must pay for the procedures out of pocket, although there are exceptions. Revisions of prior bariatric surgery using endoscopic suturing are routinely receiving reimbursement from select payors for patients treated at specific hospitals in the U.S. Some of these same hospitals have also established relationships with select payors for the reimbursement of ESG procedures. Other times, reimbursement occurs on a case-by-case basis following a review of the patient’s specific situation. Medical procedures that utilize endoscopic suturing products in the treatment of GI complications generally receive reimbursement, but coverage can vary by country, state and procedure performed. IGB treatment is reimbursed in some countries for patients who meet certain criteria.
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

We believe that our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months. Our manufacturing facility is certified by the International Organization for Standardization, or ISO, and operates under the FDA’s good manufacturing practice requirements for medical devices set forth in the Quality System Regulation, (“QSR”).
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
As of December 31, 2021, we own over 105 U.S. patents and 165 foreign patents. Our U.S. patents have expiration dates ranging from 2021 to 2037 and our foreign patents have expiration dates ranging from 2022 to 2034 subject to the payment of the requisite renewal fees. We also own 21 pending U.S. patent applications and 34 pending foreign patent applications. We believe patents will be issued pursuant to such applications but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have acquired or licensed patent rights from third parties, we are generally required to pay royalties. While our patents are an important element of our products and future product development, our business as a whole is not significantly dependent on any one patent.
In 2009, we entered into an Intellectual Property Assignment Agreement, with Olympus Corporation and the “FTE Group” comprised of The Johns Hopkins University, Mayo Foundation for Medical Education and Research, The University of Texas Medical Branch, MUSC Foundation for Research Development and the Chinese University of Hong Kong, whereby the FTE Group has assigned to us a Joint Research Agreement with Olympus Corporation, including their rights in certain inventions, patents and IP rights developed by the FTE Group under the Joint Research Agreement, which relate to the field of flexible endoscopy and minimally invasive surgery. Olympus Corporation has retained rights as a joint owner of certain inventions and related patents developed jointly by the FTE Group and Olympus Corporation under the Joint Research Agreement and retained a license granted by the FTE Group to Olympus Corporation to the inventions and related patents developed by the FTE Group under the Joint Research Agreement. The patents covered by the agreement pertain to endoscopic procedures and endoscopic suturing devices that relate to the OverStitch products and may also be incorporated into potential new products that we may develop in the future. As consideration for the assignment, we are obligated to pay to each of Olympus and the FTE Group one half of a royalty in the low single digits on net sales of our products covered by the patents, which royalty shall be reduced if related patents have expired or no longer exist. In addition, we have the right to sublicense our rights under the Joint Research Agreement to the patents and technologies. The term of the Intellectual Property Assignment Agreement is through and until termination. The agreement may be terminated upon written notice a) by Olympus if we materially breach any material terms that pertain to Olympus and the breach is not cured within 30 days after notice, b) by the FTE Group if we materially breach any of the material terms that pertain to the FTE Group and the breach is not cured within 30 days after notice or c) by us if Olympus materially breaches any material terms that pertain to Olympus and the breach is not cured within 30 days after notice.
Following the Merger, we also own 8 U.S. and 8 foreign issued patents and 2 pending U.S. patent applications relating to technologies and inventions developed by Lpath prior to the Merger (the “Lpath IP”). The Lpath IP is not aligned with our current business activities. In January 2018, we entered into a royalty-bearing License Agreement with Echelon Biosciences, Inc., (“Echelon”) under which Echelon may manufacture and sell certain antibody products covered by the Lpath IP for non-clinical research use only, clinical diagnostics and immunohistochemistry. In January 2018 we also entered into a Technology Transfer Agreement with Resolute Pharma, Inc. (“Resolute”) whereby we transferred certain scientific and research materials to Resolute and granted Resolute a license to certain patent rights related to the Lpath IP. Under the terms of the agreement with Resolute, Resolute has obligations to develop and commercialize licensed products and we maintain rights to terminate the agreement if certain development and commercialization milestones are not met. Under the agreement, Resolute is responsible to pay for any ongoing costs and fees associated with the Lpath IP, and we are entitled to a royalty for any revenues related to the Lpath IP including sales of licensed products, and a Tech Transfer Fee of $0.75 million.

Government Regulation
The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.
Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, (or “FD&C Act”) also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval (“PMA”) application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.
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
Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and postmarket surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to either:
•a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or
•another commercially available, similar device that was cleared through the 510(k) process.
To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.
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
After a device receives 510(k) clearance, any modification, including modification to or deviation from design, manufacturing processes, materials, packaging and sterilization that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, may require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA requires a new 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, the applicant may be required to cease marketing or recall the modified device until clearance or approval is received. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application(s).

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.
The Orbera intragastric balloon is a Class III device. The OverStitch and the X-Tack devices are Class II devices. We also sell accessory products, some of which are Class I.
The Investigational Device Process
In the U.S., absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an Investigational Device Exemption (“IDE”) application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product or a specific indication for use. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a 510(k), for numerous reasons, including, but not limited to, the following:
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
•side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or clearance of a 510(k) or result in the imposition of new requirements or testing;

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
The PMA Approval Process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application is to take 180 days, although the review generally takes between one and three years, or longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•the device may not be shown safe or effective to the FDA’s satisfaction;
•the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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
Pervasive and Continuing FDA Regulation
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•advertising and promotion requirements;
•restrictions on sale, distribution or use of a device;
•PMA annual reporting requirements;
•PMA approval or clearance of a 510(k) for product modifications;
•medical device reporting (“MDR”), regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
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

Other U.S. Healthcare Laws
Our business is regulated by laws pertaining to healthcare fraud and abuse including anti-kickback laws and false claims laws, and other healthcare laws. Violations of these laws are punishable by significant administrative, criminal and civil penalties, including, damages, disgorgement, monetary fines, possible exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, imprisonment, and integrity oversight and reporting obligations.
Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, purchasing, leasing, ordering, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including payments to physicians or other providers, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything of value at less than fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. These exceptions and safe harbors exist for various types of arrangements, including certain investment interests, leases, personal service arrangements, discounts and management contracts. The failure of a particular activity to comply with all requirements of an applicable safe harbor regulation does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of it facts and circumstances. Activities and business arrangements that do not fully satisfy each applicable exception or safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General (“OIG”).
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statue or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the renumeration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”) (discussed below).
Further, certain states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by government healthcare programs such as the Medicare and Medicaid programs and do not include comparable exceptions and/or safe harbors to those provided by the federal Anti-Kickback Statute.
Federal False Claims Act
The FCA prohibits, among other things, knowingly filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. A claim that is filed pursuant to an unlawful kickback may be a false claim under this law and, in a number of cases, manufacturers of medical products have entered into settlements based on FCA allegations that their financial relationships with customers “caused” these customers to submit false claims. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. Private individuals can file suits under the FCA on behalf of the government. These lawsuits are known as “qui tam” actions, and the individuals bringing such suits, sometimes known as “relators” or, more commonly, “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Since complaints related to “qui tam” actions are initially filed under seal, the action may be pending for some time before a defendant is even aware of such action.
HIPAA
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal crimes, including: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), also protects the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses and their business associates. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply directly to us, most of our customers have significant obligations under HIPAA, and we intend to cooperate with customers and others to ensure compliance with HIPAA with respect to patient information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information.
Transparency Reporting
In March 2010, the U.S. Congress enacted the ACA.
The Physician Payments Sunshine Act, which is part of the ACA, requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members and to report this data to Centers for Medicare & Medicaid Services, for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition to reporting, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. Failure to report may result in civil or criminal fines and/or penalties.
In recent years, the federal government and several states have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing and other activities. Similar legislation is being considered in other states.
Coverage, Reimbursement and Healthcare Reform
Patients in the U.S. and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their healthcare treatment. Accordingly, market acceptance of our products is dependent on the extent to which third-party coverage and reimbursement is available from third-party payors, which can differ significantly from payor to payor and may change from time to time. Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. In cases where the cost of certain of our products are recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed or paid directly by the patient, these updates could directly impact the demand for our products.
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
Federal and state governments in the U.S. and outside the U.S. may enact legislation to modify the healthcare system which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. The resulting pricing pressure from our hospital and ambulatory surgical center (“ASC”) customers due to cost sensitivities resulting from healthcare cost containment pressures and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.
Moreover, in the U.S., there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Further, it is possible that additional government action will be taken in response to the COVID-19 pandemic.

International Regulation
Our business is also subject to regulation in each of the foreign countries in which our products are sold. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union (“EU”) requires that Apollo Endosurgery’s devices comply with the Medical Device Directive. The Medical Device Directive was replaced by the Regulation 2017/745 on Medical Devices, or the MDR, effective as of May 26, 2021. The MDR contains additional requirements beyond those required to comply with the directives they replace, and often require the submission of more detailed data to support approval. Notably, the requirements for clinical evidence and postmarket surveillance are more rigorous. All affected companies must comply with the MDR as of May 26, 2021, specifically the transition requirements dealing with registration, post-market surveillance, market surveillance and vigilance reporting. The company is scheduled to be audited by its Notified Body in February 2022 to verify that the Quality Management System meets the current requirements of the MDR. Additionally, all products have been submitted to our Notified Body for CE review against the new requirements of MDR. These reviews are ongoing and we expect initial comments on these reviews over the coming months. Our legacy products (which includes all products excluding X-Tack) are currently sold under the MDD until November 2022. X-Tack is slated to be our first product to be originally CE Marked through the MDR. To support compliance under the MDR, we intend to obtain additional clinical data for Orbera 365.
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
Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Many of our customer relationships outside of the U.S. are, either directly or indirectly, with governmental entities and employees (such as physicians at state-owned or state-operated hospitals) and are therefore subject to various anti-bribery laws.
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
Employee Management and Retention
Employees
As of December 31, 2021, we had 107 employees in the U.S. and 95 outside the U.S. None of our employees are (i) represented by a labor union or (ii) are party to a collective bargaining agreement. We believe that we have good relationships with our employees.

Code of Business Conduct and Business Ethics
We are dedicated to conducting our business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Apollo Endosurgery Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Helpline.
Talent Management & Development
We believe that our employees are the foundation of our business and we are committed to the development and retention of our workforce.
Compensation Philosophy
To ensure we are able to attract, retain and develop high performing teams, we engage external compensation advisors to guide our efforts in developing cash and equity rewards programs that are competitive with our peer companies.
Other Benefits
We offer competitive health and welfare programs to support our employees and their families’ physical, mental, and financial well-being.
COVID-19 Health and Safety
The health and safety of our employees is a key focus at our Company. In response to the COVID-19 pandemic, the Company established safety protocols, facility enhancements, and work from home strategies to protect our employees. Some of our employees continue to work remotely. Employees that work on site are required to adhere to applicable protocols and to report and document exposures, all following guidelines issued by the Centers for Disease Control or mandated by local regulations.
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

Despite the growing availability of vaccinations against COVID-19, government authorities in certain jurisdictions around the world continue to impose or re-impose, as the case may be, “shelter-in-place” orders, quarantines, executive orders or similar government orders and restrictions for their residents to control the spread of COVID-19, including variants. Such orders or restrictions, and the perception that such orders or restrictions could continue or be reinstated, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, labor shortages and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, limit our access to customers and limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that government actions will not be effective at containing further COVID-19 outbreaks, including from variants, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
We are unable to predict the duration of COVID-19’s impact on our business, including due to emerging variant strains of the virus. The widespread pandemic has resulted, and may continue to result, in significant disruption of global financial markets, which could negatively affect our liquidity. In addition, if the COVID-19 pandemic results in a prolonged economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower demand for procedures that use our products. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, reductions in employment in our target markets have reduced, and may continue to reduce, utilization and sales of our products.
Continued restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions begin to be relaxed or lifted and various jurisdictions gradually reopen, we are unable to accurately predict for how long they will remain relaxed or lifted, or whether such jurisdictions will remain open, including as COVID-19 variants continue to spread in certain jurisdictions. There can be no assurances that patients or providers will continue restarting procedures that use our devices following the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have periodically deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations. New variants or outbreaks of the virus, including the Omicron variant outbreak, have caused health systems and other healthcare providers in our markets to restrict or limit procedures using our devices or have experienced reductions in or cancellations of planned procedures by patients, which have harmed and may continue to harm our sales and growth. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Renewed travel and import restrictions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures that we have previously instituted, could reduce the efficiency of our operations or prove insufficient.
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
The global outbreak of COVID-19, including the Delta and Omicron waves, continues to be volatile and rapidly evolving causing our business to be highly uncertain and unpredictable. We do not yet know the full extent of any impacts on our future business or the global economy as a whole, and the duration, continued spread and severity of the pandemic continues to be uncertain, including due to the spread of new variants or mutant strains of the virus as well as future spikes of COVID-19 infections. In addition, actions to contain the disease or treat its impact, the development, availability, and widespread acceptance of effective vaccines and treatments, further restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, continue to be uncertain. However, these effects have harmed our business, financial condition and results of operations since the beginning of the pandemic and could have a material and negative impact on our future operations, sales and ability to continue as a going concern.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2021 and 2020, we had net losses of $24.7 million and $22.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $297.5 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain regulatory approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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

•receive adequate insurance coverage and reimbursement for procedures performed with our products; and
•train our sales and marketing team to effectively support our market development efforts.
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
Adverse economic conditions in the U.S. and international markets, including the economic contraction resulting in part from the COVID-19 pandemic, may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not currently reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, geopolitical events (such as increasing tensions between Ukraine and Russia), higher consumer debt levels, lower availability of consumer credit, higher interest rates, inflation, and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
Our future growth may depend on physician adoption and recommendation of procedures utilizing our products.
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
•a preference for an alternative procedure that may afford a physician or a related hospital or healthcare facility greater remuneration; and,
•the development of new weight loss treatment options or competitive products, including pharmacological treatments or dietary software applications, that are less costly, less invasive, or more effective.

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
Further, with any clinical or pre-clinical study relating to our products, we cannot guarantee that the results of any such study will be timely finalized and made public or that the results of any study will be viewed as favorable by regulatory authorities, physicians, patients or payors. For example, in 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of Endoscopic Sleeve Gastroplasty (“ESG”) compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy (“ASGE”) and the American Society of Metabolic Bariatric Surgery (“ASMBS”) and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45 kg/m2. ESG is an endoscopic procedure that involves the creation of plications in the stomach, through a series of stacked suture-based plications, to reduce stomach volume; the plications form a sleeve, which reduces stomach capacity and slows gastric emptying to induce weight loss. Adverse events that may occur during or following an ESG procedure include the following: pharyngitis/sore throat, nausea, vomiting, abdominal pain and/or bloating, hemorrhage, hematoma, conversion to laparoscopic or open procedure, stricture, infection, sepsis, pharyngeal and/or esophageal perforation, esophageal and/or pharyngeal laceration, intra-abdominal (hollow or solid) visceral injury, aspiration, acute inflammatory tissue reaction and death. Additional clinical risks may be identified as more clinical data on ESG is developed and analyzed. In June 2021, one of the principal investigators of the MERIT trial reported that, based on a preliminary analysis, the MERIT trial had achieved its primary end points for safety and efficacy, and outcomes data were published in the fourth quarter of 2021. These data have been submitted to the FDA through a De Novo request to create new devices specifically for ESG and bariatric revision procedures. However, we cannot assure you that such data will be timely reported or that the results will be viewed as favorable by physicians, patients, or regulatory agencies, including the FDA. A delay in making these outcomes results public or a failure to achieve favorable clinical outcomes would negatively impact our business.

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
From time to time, we have experienced supply constraints and may experience them in the future. If the supply of materials from our suppliers or provision of services from our vendors were to be interrupted or if we experience delays or interruptions from our manufacturers, including due to the COVID-19 pandemic, replacement or alternative sources might not be readily obtainable. In particular, the products which together comprise our ESS products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications, or if our contract sterilizers experience delays or shutdowns, we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As ESS product sales increase, we have experienced times of temporary supply and vendor disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. For example, we have experienced production and inventory shortages for OverStitch as a result of supply shortages from component suppliers from time to time. Continued interruptions or shortages in these inputs or services, or future unexpected interruptions and shortages, could harm our business, financial condition and results of operations. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components, or receive services, from any of our suppliers, vendors or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues. We may also face disputes with our current or previous suppliers and vendors. In any of these cases, we could face a delay of several months to identify and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier or vendor transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited commercial experience, changes in the market or demand for our products, the launch of new products with no sales history, as well as the ongoing COVID-19 pandemic, may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business.
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
While we may attempt to manage our product liability exposure by proactively addressing potentially non-conforming product before it enters distribution, issuing formal field safety notices when pertinent new information becomes available, and when necessary, recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have an adverse effect on our business.
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
We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel. All of our officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel, including changes in our management team, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. For example, in March 2021, we implemented a planned CEO change. The failure to successfully execute this leadership transition and retain key employees could have negatively impacted our business and results of operations.
In order to manage the impact of COVID-19, we implemented cost reduction programs including furloughs, salary reductions and work hour reductions that impacted all employees during 2020 and we have maintained some of these cost efficiencies. The introduction of these cost efficiency measures could increase the likelihood employees may voluntarily terminate employment. We cannot assure you we will be able to maintain our workforce or to replace any departing personnel on favorable or commercially reasonable terms, if at all. Loss of personnel may negatively impact our ability to support business activities in the future.
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
A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the event that a material weakness is identified, we cannot assure you that we will be able to identify and implement measures that will be sufficient to remediate any such material weakness or that future material weaknesses will not occur.
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
Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
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
One of the new regulatory requirements associated with Brexit is that a local U.K. Responsible Person (“UKRP”) must be appointed as responsible for regulatory affairs and that products must be registered by May 1, 2021. Apollo appointed a UKRP in March 2021 and is in the process of registering in the U.K. Failure to secure these registrations or to comply with new requirements could adversely effect our ability to do business in the U.K. Currently, Apollo is selling product under its existing CE Mark, which is allowed through June 2023.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the De Novo process. A manufacturer can also submit a petition for a direct De Novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. Of our products, Orbera is a class III product and has been approved through the FDA’s PMA process and our suture-based products are class II products and have been cleared through the 510(k) process.

High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. In addition, the FDA may deem certain uses of an existing cleared general use device, such as OverStitch, to be a high risk use and may require the submission of a PMA or a De Novo 510(k) prior to expanding the device’s indication for such additional use. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. The De Novo 510(k) process is also more costly, lengthy and uncertain than the 510(k) clearance process. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
Federal and state governments in the U.S. and outside the U.S. may enact legislation to modify the healthcare system which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. The resulting pricing pressure from our hospital and ambulatory surgical center (“ASC”) customers due to cost sensitivities resulting from healthcare cost containment pressures and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.
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
Modifications to our products may require new regulatory approvals or clearances, including 510(k) or De Novo clearances or premarket approvals, additional approvals before foreign regulatory authorities, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA and other regulatory authorities outside the United States require device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, a given regulatory authority, such as the FDA or a notified body, can review a manufacturer’s decision and may disagree and on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If a regulatory authority disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products, re-introduce pre-modified product back into the specific market, and harm our operating results. In addition, a regulatory authority in one country may not agree with the conclusion of a regulatory authority of another country. In these circumstances, we may be subject to significant enforcement actions.

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
For our class III devices, new PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes to the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.
Expanding the indications of our marketed products may require new 510(k) or De Novo clearances or PMA approvals or regulatory approvals from foreign regulatory authorities.
Expanding the indications for our products may require new regulatory approvals or clearances, including 510(k) or De Novo clearances or PMA approvals. We have current products such as OverStitch with clearance as a general use device but no procedure-specific indications for use. In the event that we pursue the approval of expanded indications for a product, the FDA or foreign regulatory authorities may require a separate filing such as a 510(k) or De Novo submission or may deem the desired indication for use to be of high enough risk to require a PMA or similar submission. For example, the investigators conducting the MERIT trial sought and received an Investigational Device Exemption following communication from the FDA which indicated that the FDA considered the ESG procedure for weight loss to be a high risk use. We have submitted a De Novo classification request to the FDA seeking 510(k) classification and clearance for the Apollo ESGTM and Apollo REVISETM devices, which consist of the OverStitch® Endoscopic Suturing System and related components (e.g., tissue helix, sutures, cinches). Apollo ESGTM is intended for use in the endoscopic sleeve gastroplasty procedure for weight loss and any futures cases and Apollo REVISETM is intended for use in revision of bariatric surgery procedures. Obtaining clearances and approvals for such expanded uses can be a time consuming and costly process, and we may be unsuccessful in obtaining desired clearances and approvals, either of which could adversely affect our ability to market our products or delay efforts to obtain reimbursement coverage from payors.
If our products contribute to a serious injury or death, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a serious injury or death or has malfunctioned in a way that would likely cause or contribute to serious injury or death if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from “becoming aware” of an incident to submit to FDA a MDR for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by the FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. As part of this assessment we conduct a complaint investigation of each reported Adverse Event. In the event that an investigation is inconclusive (i.e., the investigation cannot confirm whether or not our product was a cause of an Adverse Event), our policy and practice is to default in favor of reporting events to the FDA. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products or for which we cannot confirm whether or not our product caused or contributed to the adverse event also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

The FDA may issue safety alerts in response to its review of reported Adverse Events that do not require voluntary corrective actions or agency enforcement but that still negatively affect our product marketing efforts. For instance, in February of 2017, the FDA issued an update to alert health care providers of reported adverse events of liquid-filled intragastric balloons including several dozen incidents of balloon hyperinflation and, separately, a set of reports of acute pancreatitis. In August of 2017, the FDA issued a second update to alert health care providers of five reports of unanticipated deaths that had been reported since 2016 in patients with liquid-filled intragastric balloons, four of which had received our IGB. In June 2018, the FDA issued a new update to alert health care providers of five additional reports worldwide of unanticipated deaths that had been reported since the August 2017 letter to Health Care Providers and also announced the approval of labeling changes for the Orbera Balloon System. Four of the additional mentioned reported deaths involved patients who had received our IGB product. In each case, the occurrence had been self-reported by us to the FDA as part of our normal product surveillance process. Neither the FDA’s August 2017 letter to Health Care Providers nor the June 2018 letter to Health Care Providers indicates that the patient deaths were directly and solely related to the intragastric balloon product or the insertion procedures. However, both letters to Health Care Providers subjected us to adverse publicity that harmed our business. In April 2020, the FDA issued a new update to Health Care Providers following the completion of the Orbera post approval study, which emphasized certain clinical risks of the Orbera balloon. The FDA has full authority to issue these updates or letters and to choose to include or exclude key context and facts based solely on their regulatory discretion and may from time to time issue new letters or updates in the future. These types of letters, and updates to existing letters, can be reviewed by regulatory authorities worldwide, who may then require formal Field Safety Notices to communicate labeling updates to customers. Making these notifications requires significant time and resources, distract from other projects, and may harm our reputation.
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
•economic instability of certain countries or geopolitical events;
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
Our products and operations are required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. For example, audits are routinely performed by our Notified Body to ensure we are meeting the Quality System requirements for Europe, which are organized in many other countries outside of Europe as well, notably Canada, Brazil, Australia and Japan. If we fail to comply with any of these standards adequately or if changes to our manufacturing or supply practices require additional regulatory approval, a foreign regulatory body may take adverse actions or cause delays within their jurisdiction similar to those within the power of the FDA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

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
In addition, on May 25, 2017, the new EU Medical Devices Regulation (“MDR 2017”) was published and was scheduled to become effective on May 26, 2020. On April 17, 2020, the European Parliament approved the delay of the effectiveness of MDR 2017 until May 26, 2021. MDR 2017 repeals and replaces the EU Medical Devices Directive (“MDD”) and changes certain obligations of medical device manufacturers with product in the EU and subjects higher risk medical devices to additional scrutiny during the conformity assessment process. The new regulations will among other things:
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

Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid through November 2022 and we completed all submissions of our MDR 2017 documentation to our Notified Body review by the end of January 2022. However, there are no assurances that we will not experience delays or that our Notified Body will be able to conduct a timely review of this documentation nor that they will conclude our documentation is sufficient. Depending on the timing of the Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates. Our Notified Body could require changes to product labeling as part of the transition to MDR 2017. If that happens, it would likely result in additional filings globally to have those labeling changes approved in the various countries where we market and sell those products.
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
We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to the Company, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
In December 2021, we borrowed $35.0 million principal amount of debt under a term loan facility (“Term Loans”) with Innovatus Capital Partners, LLC (“Innovatus”). We used $35.0 million of the proceeds to repay the existing senior secured credit facility. Our outstanding debt is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates without Innovatus’s consent. We therefore may not be able to engage in any of the foregoing transactions until our current debt obligations are paid in full or we obtain the consent of the lender. In addition, we are required to prepare our financial statements and receive audits on our annual financial statements in a timely manner, meet certain financial ratio requirements and pay interest and principal when due. Furthermore, under the Innovatus Term Loans our interest rate is tied to the Wall Street Journal Prime Rate. We do not hedge this variable rate exposure to the Wall Street Journal Prime Rate and in the event of an increase in the Wall Street Journal Prime Rate, we will be required to pay greater interest expenses, which may be material and have an adverse effect on our net loss and financial condition.
We are eligible to draw up to an additional aggregate $40.0 million under the Term Loans between July 1, 2023 and December 31, 2024, upon the achievement of certain minimum revenue thresholds. We are also eligible to draw an additional $25.0 million to finance certain approved acquisitions between June 30, 2022 and June 30, 2024. If we are unable to meet the required thresholds, then we may not be able to access these additional borrowings.
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
As of December 31, 2021, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware and, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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

If we experience significant disruptions in our or our third-party service providers’ information technology systems, our business may be adversely affected.
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
The ability to protect our or our third-party service providers’ information systems and electronic transmissions of sensitive and/or proprietary data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.
We rely on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers and prospective product end-users. A security breach of this infrastructure, including physical or electronic break-ins, computer viruses, malware attacks by hackers and similar breaches, may cause all or portions of our or our third-party providers’ systems to be unavailable, create system disruptions or shutdowns, and lead to erasure of critical data and software or unauthorized disclosure of confidential information which could harm our business and which may not be effectively mitigated by our insurance programs.
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
In addition, future interpretations and applications of consumer and data protection laws in the U.S., Europe and elsewhere, such as the EU General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (the “CCPA”), may be inconsistent with our data practices. If so, this could result in government-imposed fines, orders or guidance requiring that we change our data practices, which could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal executive offices are located in an 11,025 square foot facility in Austin, Texas. The term of the lease for our Austin facility extends through September 30, 2022. Our principal office in Austin houses research and development, sales, marketing, finance and administrative activities. We operate an approximate 22,000 square foot manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica. The term of the lease for our Costa Rica facility extends through September 30, 2028. Additionally, we have a research and development facility in Austin, Texas and sales and marketing offices in Italy and the United Kingdom. We believe that our facilities are currently adequate for our needs.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for trading on the Nasdaq Global Market under the symbol “APEN”.
As of January 31, 2022, there were approximately 99 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
ITEM 6.  RESERVED
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. “Apollo,” Orbera®, OverStitch®, X-Tack®, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered marks of Apollo Endosurgery, Inc. in the U.S. and other jurisdictions.
Overview
We are a medical technology company primarily focused on the development of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy. Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, the OverStitch Sx® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and ORBERA® Intragastric Balloon (“IGB”). Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); treatment of swallowing disorders (peroral endoscopic myotomy); and esophageal stent fixation and obesity. We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. (“OUS”) and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Since its market introduction in 2008, over 75,000 OverStitch units have been sold for procedures worldwide. We estimate that approximately 60% of OverStitch uses in the United States were for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty, or ESG, approximately 25%, and bariatric revision, approximately 15%. Outside the United States, we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the United States were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%.

Recent research suggests that there may be a significant untapped market for applying the OverStitch Sx® Endoscopic Suturing System, or OverStitch, to obesity treatments, including endoscopic revisions of bariatric surgeries. In the aggregate, over 200 published investigator-initiated clinical trials, involving over 6,500 ESG procedures and conducted by a variety of physicians around the world, have consistently demonstrated clinically significant excess body weight loss (in excess of 50%) and low complication rates (0.8%). In another recently conducted randomized controlled trial, participants we assigned to either an ESG procedure or an ESG procedure plus taking the weight loss drug semaglutide. Patients in the ESG-only arm demonstrated an 18.7% total body weight loss at 12 months and patients undergoing ESG and taking semaglutide had an average of 25.2% total body weight loss. We believe these results demonstrate the potential for a meaningfully expanded market opportunity for obesity treatment given the currently limited use in the United States of OverStitch for ESG and bariatric revision, as well as the ability for ESG to be performed in individuals with lower body mass indices, or BMI, thereby making the option available to more people.
To address this opportunity, in September 2021, we submitted a De Novo classification request to the FDA seeking FDA 510(k) classification and clearance for the Apollo ESG and Apollo REVISE systems, which consist of the OverStitch Endoscopic Suturing System and related components (such as tissue helix, sutures, cinches). Apollo ESG is intended for use in the ESG procedure for weight loss and Apollo REVISE is intended for use in revision of bariatric surgery procedures. Pending FDA approval of the Apollo ESG and Apollo REVISE devices, we expect to begin education and marketing programs to expand visibility of the ESG procedures and thereby increase the use of OverStitch.
Recent Financing Transactions
In October 2021, we completed a public offering of our common stock for aggregate gross proceeds of $74.9 million.
In December 2021, we entered into a term loan facility agreement with Innovatus Capital Partners, LLC (“Innovatus”) to borrow up to $100.0 million (the “Term Loans”). We made an initial draw of $35.0 million, which we used to repay our previous senior secured credit agreement in full, including interest. We are eligible to draw an additional $40.0 million between July 1, 2023 and December 31, 2024, upon the achievement of certain minimum revenue thresholds. We are also eligible to draw an additional $25.0 million to finance certain approved acquisitions between June 30, 2022 and June 30, 2024. The Term Loans mature on December 21, 2027, with principal payments beginning February 1, 2027, and bear interest at the greater of Wall Street Journal Prime Rate (3.25% at December 31, 2021) plus 4.0%.
Impact of COVID-19 on Our Business
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted our business, financial condition, and results of operations. The United States and other countries implemented a variety of public health interventions to reduce the risk of disease transmission and conserve healthcare resources for addressing the community health needs of COVID-19. This resulted in an unprecedented decline in global healthcare resources available for procedures that use our products. Our sales results in the months of March and April 2020 declined commensurate with the global decline in elective procedures and reduced patient access to treatments by shelter in place and social distancing rules, which resulted in cancellation or postponement of procedures that use our products. Beginning in May 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business has continued to recover since that time though there can be no assurance that this recovery will continue or that current demand levels will be sustained. In particular, new variants or outbreaks of the virus, including the Omicron variant, have caused health systems and other healthcare providers in our markets to restrict or limit procedures using our devices or have caused reductions in or cancellations of planned procedures, which have harmed and may continue to harm our sales and growth. Despite growing availability of COVID-19 vaccines, the COVID-19 pandemic, including emerging variant strains of the virus, remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations, including supply chain disruptions. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our current recovery will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including emerging variants or new outbreaks, which could be significant. See Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.

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
Cost of Sales
Cost of sales for purchased products consist of the actual purchase price from manufacturers plus an allocation of our internal manufacturing overhead cost. Cost of sales for products we manufacture include raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also includes royalties, shipping, excess and obsolete inventory charges, inspection and related costs incurred in making our products available for sale or use. In periods of reduced production volume, unabsorbed manufacturing overhead costs are charged to expense when incurred.
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
Research and Development Expense
Research and development expense includes product development, clinical trial costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials, and other costs associated with development of our products. Research and development expense also includes salaries, benefits and other related costs, including stock-based compensation expense, for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development and clinical obligations.
Amortization of Intangible Assets
Definite-lived intangible assets primarily consist of customer relationships, product technology, trade names, patents, trademarks and capitalized software. Intangible assets are amortized over the asset’s estimated useful life.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which management has prepared in accordance with existing U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. Management evaluates estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, valuation of intangible assets, long-lived assets and goodwill, going concern assessment, stock-based compensation, allowance for doubtful accounts, and inventory valuation. We base our estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
Inventory Valuation
Inventory is stated at the lower of cost or net realizable value. Inventory costs include raw materials, inbound freight charges, warehousing costs, labor, and overhead expenses related to the Company’s manufacturing and processing facilities. The allocation of overhead costs requires significant estimates including the capitalization of related overhead costs and the utilization and efficiency of such cost inputs. Charges for excess and obsolete inventory are based on specific identification of excess and obsolete inventory items and an analysis of inventory items approaching expiration date. We evaluate the carrying value of inventory in relation to the estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record estimated excess and obsolescence charges to cost of sales. Our inventories are stated using the weighted average cost approach, which approximates actual costs.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$62,989	100.0%	$42,048	100.0%
Cost of sales	28,030	44.5%	19,806	47.1%
Gross margin	34,959	55.5%	22,242	52.9%
Operating expenses:
Sales and marketing	24,311	38.6%	17,355	41.3%
General and administrative	18,448	29.3%	11,062	26.3%
Research and development	9,524	15.1%	7,670	18.2%
Amortization of intangible assets	1,875	3.0%	1,949	4.6%
Total operating expenses	54,158	86.0%	38,036	90.4%
Loss from operations	(19,199)	(30.5)%	(15,794)	(37.6)%
Other (income) expenses:
Interest expense, net	8,318	13.2%	5,251	12.5%
Gain on forgiveness of PPP loan	(2,852)	(4.5)%	—	—%
Other (income) expense, net	(139)	(0.2)%	1,424	3.4%
Net loss before income taxes	(24,526)	(39.0)%	(22,469)	(53.5)%
Income tax expense	156	0.2%	142	0.3%
Net loss	$(24,682)	(39.2)%	$(22,611)	(53.8)%
Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$25,917	$14,048	$39,965	$15,774	$9,955	$25,729	64.3%	41.1%	55.3%
IGB	7,193	14,904	22,097	5,045	9,739	14,784	42.6%	53.0%	49.5%
Other	894	33	927	1,453	82	1,535	(38.5)%	(59.8)%	(39.6)%
Total revenues	$34,004	$28,985	$62,989	$22,272	$19,776	$42,048	52.7%	46.6%	49.8%
% Total revenues	54.0%	46.0%		53.0%	47.0%
Total revenues in 2021 were $63.0 million, compared to $42.0 million in 2020, an increase of 49.8% due to improved demand for all of our products, as the impact of the initial outbreak of the COVID-19 pandemic began to dissipate, and the launch of our X-Tack product in the U.S. in 2021. Total U.S. sales increased $11.7 million, or 52.7%, in 2021 and total OUS sales increased $9.2 million, or 46.6%, in 2021 due to continued improvement in demand for our ESS products, recovery in elective procedures for our IGB products, and increased demand in our international distributor markets.
Direct market product sales accounted for approximately 79.6% of total product sales in 2021 compared to 83.4% in 2020.
Non-GAAP Product Sales Percentage Change in Constant Currency
To supplement our financial results, we provide a non-GAAP financial measure, product sales percentage change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of our product sales. Product sales percentage change in constant currency is calculated by translating current foreign currency sales using last year’s exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.

Non-GAAP product sales percentage changes in constant currency for the year ended December 31, 2021 were as follows:

	% Increase/Decrease in Constant Currency
	OUS	Total Revenues
ESS	37.9%	54.1%
IGB	48.9%	46.7%
Total revenues	42.9%	48.1%
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
Cost of Sales
Cost of product sales for the periods shown were as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	19,628	31.2%	$13,366	31.8%
Overhead	5,167	8.2%	4,562	10.8%
Other indirect costs	3,235	5.1%	1,878	4.5%
Total cost of sales	$28,030	44.5%	$19,806	47.1%
Gross Margin
Gross margin was 55.5% for 2021 compared to 52.9% for 2020. The increase in gross margin as a percentage of revenue was primarily due to higher product sales and improved overhead absorption in 2021 compared to 2020, which included unabsorbed overhead costs charged to cost of sales in 2020 when we reduced our manufacturing activities in response to the COVID-19 pandemic.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $7.0 million in 2021 as compared to 2020 primarily due to higher compensation and marketing spend in 2021 compared to 2020 when cost efficiency programs were implemented as a response to the COVID-19 pandemic. We expect our sales and marketing expenses to increase in future periods as we continue to invest in our sales channel and marketing programs to invest in sales growth.
General and Administrative Expense. General and administrative expense increased $7.4 million in 2021 as compared to 2020 primarily due to an increase in non-cash stock-based compensation expense of $4.1 million resulting from leadership changes during 2021 as well as higher compensation and professional service fees compared to 2020 when cost efficiency programs were implemented in response to the pandemic. We expect our general and administrative expenses to increase in future periods as we invest in our business infrastructure.
Research and Development Expense. Research and development expense increased $1.9 million in 2021 as compared to 2020 primarily due to higher compensation in 2021 compared to 2020 when cost efficiency programs were implemented in response to the pandemic. We expect research and development expenses to increase in future periods as we continue to hire additional engineering and development talent and invest in our product pipeline and clinical initiatives.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged in 2021 as compared to 2020.
Loss from Operations.
Loss from operations in 2021 was $19.2 million compared to $15.8 million in 2020, attributed to a $16.1 million increase in operating expenses, offset in part by a $12.7 million increase in gross margin.

Other Expenses
Interest Expense, net. Net interest expense increased $3.1 million in 2021 primarily due to the extinguishment of our term loan with Solar in December 2021, including prepayment and final fees, as well as the write off of related deferred financing costs.
Gain on Forgiveness of PPP Loan. The PPP loan, including interest, was forgiven in June 2021.
Other (Income) Expense. Other (income) expense primarily consists of realized and unrealized foreign exchange gains or losses on short-term intercompany loans denominated in the U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized gain of $0.4 million in 2021 compared to the unrealized loss of $1.2 million in 2020.
Income Tax Expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.2 million in 2021 compared to $0.1 million in 2020.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $297.5 million as of December 31, 2021. To date, we have funded our operating losses and acquisitions through equity offerings and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access future draws on our existing credit facility, or additional funding through either equity offerings, issuances of debt instruments or both.
In October 2021, we issued shares of our common stock in an underwritten public offering for aggregate gross proceeds of $74.9 million, which increased our cash by $69.8 million after factoring in share issuance costs of $5.1 million.
In December 2021, we entered into a term loan facility agreement with Innovatus Capital Partners, LLC (“Innovatus”) to borrow up to $100.0 million (the “Term Loans”) and drew the Term A Loan of $35.0 million. We are eligible to draw the Term B Loan of $15.0 million between July 1, 2023 and December 31, 2023 and the Term C Loan of $25.0 million between July 1, 2024 and December 31, 2024, in each case upon the achievement of certain minimum revenue thresholds. We are eligible to draw the Term D Loan of $25.0 million to finance certain approved acquisitions between June 30, 2022 and June 30, 2024. The Term Loans mature on December 21, 2027, with principal payments beginning February 1, 2027, and bear interest at the greater of the Wall Street Journal Prime Rate or 3.25%, plus 4.0%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.0% of the outstanding amount will be due at the end of the loan term. Prior to December 21, 2025, Innovatus will have the right to make a one-time election to convert up to 10.0% of the outstanding aggregate principal amount of the term loans into shares of common stock of the Company at a price per share equal to $11.50. The Term Loans include customary affirmative covenants and negative covenants. Additionally, it contains a minimum liquidity covenant, tested on a maintenance basis, and a minimum revenue covenant tested quarterly commencing the earlier of December 31, 2023 or the funding date of the Term B loan. We used $35.0 million of the proceeds of the Term A Loan to repay our previous senior secured credit agreement in full, including interest, prepayment and final fees.
Management believes our existing cash and cash equivalents, cash from operations, additional term loans available upon certain thresholds under the Term Loans and access to financing sources will be sufficient to meet covenant, liquidity and capital requirements for the next twelve months and beyond. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. Any future capital requirements will depend on many factors including market acceptance of our products, the costs of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance with our lending facility, and the costs of sales, marketing, and manufacturing activities. We may be required to seek additional equity or debt financing. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
CARES Act
On March 27, 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, we were granted a loan of $2.8 million under the PPP established under the CARES Act under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the CARES Act. In June 2021, we received forgiveness for the full amount of the $2.9 million loan, inclusive of interest, from the SBA.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	2021	2020
Net cash used in operating activities	$(14,454)	$(20,812)
Net cash provided by investing activities	1,561	1,370
Net cash provided by financing activities	67,582	25,613
Effect of exchange rate changes on cash	(77)	108
Net change in cash, cash equivalents and restricted cash	$54,612	$6,279
Operating Activities
Cash used in operating activities of $14.5 million for 2021 was primarily the result of a net loss of $24.7 million plus non-cash items of $9.5 million primarily related to gain on forgiveness of PPP loan, depreciation, amortization, non-cash interest, and stock-based compensation. Additionally, cash used by operating assets and liabilities of $0.7 million primarily related to accounts receivable due to the increase in revenues, increase in inventory purchases, and the increase in certain prepaid expenses which was partially offset by changes in accounts payable and accrued expenses.
Cash used in operating activities of $20.8 million for 2020 was primarily the result of a net loss of $22.6 million plus non-cash items of $9.3 million primarily related to depreciation, amortization, non-cash interest, foreign currency on intercompany payables, and stock-based compensation. Additionally, cash used by operating assets and liabilities was mainly for accounts payable and accrued expenses of $7.1 million primarily related to clinical study payments and raw material purchases.
Investing Activities
Cash provided by investing activities in both 2021 and 2020 was related to installment payments received from the sale of the Surgical product line partially offset by investments in property and equipment and in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $67.6 million for 2021 primarily related to net proceeds received from the issuance of common stock in October 2021 of $69.8 million, proceeds from option exercises of $2.5 million, partially offset by the prepayment and final fees of $3.2 million and the payment of deferred financing costs of $1.5 million for the Term Loan executed in December 2021.
Cash provided by financing activities of $25.6 million for 2020 primarily related to proceeds received from the issuance of common stock and pre-funded warrants to purchase common stock in July 2020 of $23.3 million and the PPP Loan granted in April 2020 of $2.8 million.
Contractual and Other Obligations
Innovatus Term Loans. As of December 31, 2021, we had $35.0 million outstanding principal amount drawn under Term Loan A. See Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.
Solar Capital Exit Fee. We remain obligated to pay $1.9 million upon the earlier to occur of (i) certain exit or change in control events, or (ii) our achievement of trailing twelve-month revenue of $100.0 million.
Operating Leases. Our operating lease commitments related primarily to our office space. As of December 31, 2021, we had fixed lease payment obligations of $2.6 million, with $0.9 million expected to be paid within 12 months and the remainder thereafter. See Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.
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

ITEM 8.  FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Apollo Endosurgery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory Valuation

As described in notes 2 and 4 to the consolidated financial statements, the Company’s consolidated inventory balance was $12.0 million as of December 31, 2021. Inventory is stated at the lower of cost or net realizable value. The Company values inventories using the weighted average cost approach, which approximates actual costs. Valuation of inventory involves significant estimates relating to the capitalization of labor and overhead costs to the work in process and finished goods inventories as well as lower of cost or net realizable value considerations.

Given the importance of inventory to the Company’s operations and significance of the inventory value, the valuation of inventories requires management to perform complex manual calculations using significant assumptions, including estimates related to the capitalization of labor and overhead costs as well as the utilization and efficiency of such cost inputs. This leads to a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the methodology and reasonableness of the estimates and assumptions.

The following are the most relevant procedures we performed to address this critical audit matter:

•We evaluated and tested the appropriateness of management’s process for determining the valuation of inventory, including:
◦Sampling of transactions, in order to test actual costs incurred and the transfer of costs throughout the production process by obtaining evidence supporting the cost of raw materials, labor and overhead. We traced the accumulation of costs to bills of materials and tested management’s average cost calculations based upon the underlying cost data;
◦Evaluating the reasonableness of the significant assumptions used by management including those related to overhead cost allocation;
•We performed an analysis of historic overhead costs to determine the reasonableness of the adjustments to overhead for significant changes to actual costs incurred; and
•We developed independent expectations of inventory valuation at the product level based on historic and standard costs as well as current year cost increases and compared our expectations to management’s valuation for reasonableness.

/s/ Moss Adams LLP

Dallas, Texas
February 22, 2022

We have served as the Company’s auditor since 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(In thousands, except for share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,691	$36,235
Accounts receivable, net of allowance for doubtful accounts of $330 and $634, respectively	10,078	8,218
Inventory	11,966	10,306
Prepaid expenses and other current assets	1,965	3,771
Total current assets	114,700	58,530
Restricted cash	1,121	965
Property, equipment and right-of-use assets, net	5,593	6,221
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $14,814 and $13,231, respectively	4,400	6,017
Other assets	424	414
Total assets	$131,528	$77,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,584	$3,675
Accrued expenses	9,902	7,357
Current portion of long-term debt	—	636
Total current liabilities	14,486	11,668
Long-term debt	33,473	37,192
Convertible debt	19,513	19,387
Long-term liabilities	2,819	2,439
Total liabilities	70,291	70,686
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 39,546,323 and 25,819,329 shares issued and outstanding at December 31, 2021 and 2020, respectively	40	26
Additional paid-in capital	356,516	276,569
Accumulated other comprehensive income	2,136	2,929
Accumulated deficit	(297,455)	(272,773)
Total stockholders’ equity	61,237	6,751
Total liabilities and stockholders’ equity	$131,528	$77,437

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2021 and 2020
(In thousands, except for share data)

	2021	2020
Revenues	$62,989	$42,048
Cost of sales	28,030	19,806
Gross margin	34,959	22,242
Operating expenses:
Sales and marketing	24,311	17,355
General and administrative	18,448	11,062
Research and development	9,524	7,670
Amortization of intangible assets	1,875	1,949
Total operating expenses	54,158	38,036
Loss from operations	(19,199)	(15,794)
Other (income) expenses:
Interest expense, net	8,318	5,251
Gain on forgiveness of PPP loan	(2,852)	—
Other (income) expense, net	(139)	1,424
Net loss before income taxes	(24,526)	(22,469)
Income tax expense	156	142
Net loss	$(24,682)	$(22,611)
Other comprehensive (loss)/income:
Foreign currency translation	(793)	1,299
Comprehensive loss	$(25,475)	$(21,312)
Net loss per share, basic and diluted	$(0.82)	$(0.99)
Shares used in computing net loss per share, basic and diluted	30,243,264	22,756,167

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2021 and 2020
(In thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2019	20,951,963	$21	$250,634	$1,630	$(250,162)	$2,123
Exercise of common stock options	5,982	—	14	—	—	14
Exercise of common stock warrants	2,105,836	2	(2)	—	—	—
Issuance of restricted stock units	85,223	—	—	—	—	—
Issuance of common stock for convertible debt interest	164,797	—	467	—	—	467
Issuance of common stock, net of issuance costs of $1,721	2,480,000	3	23,259	—	—	23,262
Conversion of convertible debt	25,528	—	83	—	—	83
Stock-based compensation	—	—	2,114	—	—	2,114
Foreign currency translation	—	—	—	1,299	—	1,299
Net loss	—	—	—	—	(22,611)	(22,611)
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	698,070	1	2,487	—	—	2,488
Exercise of common stock warrants	2,668,247	3	(1)	—	—	2
Issuance of restricted stock and performance stock units	433,172	—	—	—	—	—
Issuance of common stock for convertible debt interest	244,861	—	1,229	—	—	1,229
Issuance of common stock, net of issuance costs of $5,083	9,660,000	10	69,772	—	—	69,782
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	6,386	—	—	6,386
Foreign currency translation	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(24,682)	(24,682)
Balances at December 31, 2021	39,546,323	$40	$356,516	$2,136	$(297,455)	$61,237

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Cash flows from operating activities:
Net loss	$(24,682)	$(22,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,232	3,730
Gain on forgiveness of PPP loan	(2,852)	—
Amortization of deferred financing costs	1,419	656
Non-cash interest	1,575	1,501
Provision for doubtful accounts receivable	152	52
Inventory impairment	50	50
Stock-based compensation	6,386	2,114
Unrealized foreign exchange on intercompany payables	(444)	1,208
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	1,079
Inventory	(1,740)	(1,559)
Prepaid expenses and other assets	(1,251)	56
Accounts payable and accrued expenses	6,033	(7,088)
Net cash used in operating activities	(14,454)	(20,812)
Cash flows from investing activities:
Purchases of property and equipment	(1,195)	(486)
Purchases of intangibles and other assets	(261)	(144)
Proceeds from sale of equipment	17	—
Divestiture of Surgical product line	3,000	2,000
Net cash provided by investing activities	1,561	1,370
Cash flows from financing activities:
Proceeds from exercise of stock options	2,488	14
Proceeds from exercise of warrants	2	—
Proceeds from issuance of common stock	69,782	23,262
Proceeds from senior secured term loans	35,000	—
Proceeds from long-term debt	—	2,824
Payments of deferred financing costs	(1,540)	(487)
Repayments of senior secured notes	(38,150)	—
Net cash provided by financing activities	67,582	25,613
Effect of exchange rate changes on cash	(77)	108
Net increase in cash, cash equivalents and restricted cash	54,612	6,279
Cash, cash equivalents and restricted cash at beginning of year	37,200	30,921
Cash, cash equivalents and restricted cash at end of year	$91,812	$37,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,550	$3,182
Cash paid for income taxes	272	192
Right-of-use assets recognized in exchange for lease obligations (non-cash)	(556)	1,146
Gain on forgiveness of PPP loan (non-cash)	2,852	—
Issuance of common stock for convertible debt interest (non-cash)	1,229	467
Issuance of common stock for conversion of convertible debt (non-cash)	74	83

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2021 and 2020
(In thousands, except for share data)
(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes “Apollo” and the “Company” refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
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
The Company’s core products include the OverStitch® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and the Orbera® Intragastric Balloon System (“IGB”). All devices are regulated by the U.S. Food and Drug Administration (the “FDA”) or an equivalent regulatory body outside the U.S.
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
(d)   Restricted Cash
The Company entered into irrevocable letters of credit with four banks to secure obligations under lease agreements and performance based obligations. These letters of credit are secured by cash balances totaling $1,121 and $965 which are recorded in restricted cash on the consolidated balance sheet as of December 31, 2021 and 2020, respectively.
(e)    Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management’s evaluation of the collectability of accounts receivable. Accounts receivable are written off when it is deemed uncollectible. Accounts receivable of $454 and $115 were written off during the years ended December 31, 2021 and 2020, respectively.
(f)   Inventory
Inventory is stated at the lower of cost or net realizable value. Inventory costs include raw materials, inbound freight charges, warehousing costs, labor, and overhead expenses related to the Company’s manufacturing and processing facilities. Charges for excess and obsolete inventory are based on specific identification of obsolete inventory items and an analysis of inventory items approaching expiration date. The Company records estimated excess and obsolescence charges to cost of sales. The Company’s inventories are stated using the weighted average cost approach, which approximates actual costs.

(g)   Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term debt is estimated by management to approximate $35,000 and $41,100 at December 31, 2021 and 2020, respectively. The Company’s convertible debt is estimated by management to approximate $20,500 for both December 31, 2021 and 2020. Management’s estimates are based on comparisons of the characteristics of the Company’s obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(j)    Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. For annual and interim goodwill impairment tests, the Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company’s evaluation of goodwill completed on December 31, 2021 and 2020 resulted in no impairment losses.
Definite-lived intangible assets consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software which are amortized over their estimated useful lives. Costs to extend the lives of and renew patents and trademarks are capitalized when incurred.

(k)   Valuation of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company’s evaluation of long-lived assets for the years ended December 31, 2021 and 2020 resulted in no impairment losses.
(l)   Revenue Recognition
The Company’s principal source of revenues is from the sale of its products. Revenue is recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration expected to be entitled to in an exchange for those goods. Generally, these are met under the Company’s agreements with most customers upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. The Company’s distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products.
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
(n)   Stock-based Compensation Plans
The Company recognizes compensation costs for all stock-based awards based upon each award’s estimated fair value as determined on the date of grant. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock option awards. The assumptions used in estimating the fair value of stock-based compensation awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgement. Compensation cost is recognized on a straight-line basis over the respective vesting period of the award. Adjustments for actual forfeitures are made in the period which they occur.
(o)   Advertising
The Company expenses advertising costs as incurred. The Company incurred approximately $244 and $227 in advertising costs during the years ended December 31, 2021 and 2020, respectively.
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
(r)    Recent Accounting Pronouncements
In August 2020, Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity was issued, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU will become effective for the Company on January 1, 2024 and is not expected to have a material impact on the consolidated financial statements.
In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such was warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and is not expected to have a material impact on the consolidated financial statements.
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At December 31, 2021, the Company’s cash and cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $91,812. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company’s accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company’s payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company’s net accounts receivable balance as of December 31, 2021 or 2020. The Company had no single customer that comprised more than 10% of the Company’s total revenues for the years ended December 31, 2021 and 2020.
(4) Inventory
Inventory consists of the following as of December 31:

	2021	2020
Raw materials	$3,442	$2,344
Work in progress	965	558
Finished goods	7,559	7,404
Total inventory	$11,966	$10,306
The Company recorded an inventory impairment charge of $50 for each of the years ended December 31, 2021 and 2020. Finished goods included $120 of inventory on consignment at customer locations at December 31, 2021.
(5) Prepaid Expenses and Other Assets
The final installment of $3,000 from the sale of the surgical product line was received in December 2021. Imputed interest income on this receivable was $240 and $416 for the years ended December 31, 2021 and 2020, respectively, and is included within interest expense, net.

(6) Property, Equipment and Right-of-Use Assets
Property and equipment consists of the following as of December 31:

	Depreciable Lives	2021	2020
Equipment	5 years	$7,472	$7,452
Right-of-use assets	1 - 8 years	3,459	4,031
Furniture, fixtures and tooling	4 - 8 years	1,855	2,156
Computer hardware	3 - 5 years	1,444	1,244
Leasehold improvements	3 - 7 years	2,059	1,744
Construction in process		483	466
		16,772	17,093
Less accumulated depreciation		(11,179)	(10,872)
Property, equipment and right-of-use assets		$5,593	$6,221
The Company recorded depreciation expense of $1,355 and $1,779 for the years ended December 31, 2021 and 2020, respectively. There were no impairment charges for the years ended December 31, 2021 or 2020. The Company disposed of $942 of fully depreciated property and equipment no longer being utilized during the year ended December 31, 2021.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.
As of December 31, 2021, the maturities of the Company’s operating lease liabilities are as follows:

2022	$934
2023	555
2024	451
2025	404
2026	416
Thereafter	756
Total lease payments	3,516
Less imputed interest	(926)
Total operating lease liabilities	$2,590
Operating lease liabilities of $587 and $2,003 are included in accrued expenses and long-term liabilities, respectively, as of December 31, 2021. Operating lease expense and cash paid within operating cash flows for operating leases was $1,109 and $1,156 during 2021 and 2020, respectively. The weighted average remaining lease term was 4.9 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.7%. In June 2021, the Company extended the office lease in Texas for one year.

(7) Intangible Assets
Intangible assets consist of the following as of December 31:

	Useful Life	2021	2020
Customer relationships	9 years	$8,301	$8,301
Orbera technology	12 years	4,600	4,600
Trade names	10 years	1,700	1,700
Patents and trademarks	5 years	2,852	2,597
Capitalized software	1 - 5 years	1,438	2,050
		18,891	19,248
Less accumulated amortization		(14,491)	(13,231)
Intangible assets, net		$4,400	$6,017
The Company recorded amortization expense of $1,877 and $1,951 during 2021 and 2020, respectively. Additionally, $256 and $144 related to the extension and renewal of patents and trademarks was capitalized during 2021 and 2020, respectively.
Amortization for the next five years is as follows:

2022	$1,727
2023	959
2024	677
2025	615
2026	223
Thereafter	199
Total	$4,400
(8) Accrued Expenses
Accrued expenses consists of the following as of December 31:

	2021	2020
Accrued employee compensation and expenses	$6,569	$3,946
Accrued professional service fees	656	358
Accrued interest	613	616
Lease liability	587	675
Accrued taxes	437	442
Accrued returns and rebates	106	129
Other	934	1,191
Total accrued expenses	$9,902	$7,357

(9) Long-Term Debt
Long-term debt consists of the following as of December 31:

	2021	2020
Term loan facility	$35,000	$35,000
PPP loan	—	2,824
Deferred interest	6	1,217
Deferred financing costs	(1,533)	(1,213)
Less current portion	—	(636)
Long-term debt	$33,473	$37,192
Term Loan Facility
In December 2021, the Company entered into a term loan facility agreement with Innovatus Capital Partners, LLC (“Innovatus”) to borrow up to $100,000 (the “Term Loans”) and drew the Term A Loan of $35,000. The Company is eligible to draw the Term B Loan of $15,000 between July 1, 2023 and December 31, 2023 and the Term C Loan of $25,000 between July 1, 2024 and December 31, 2024, in each case upon the achievement of certain minimum revenue thresholds. The Company is eligible to draw the Term D Loan of $25,000 to finance certain approved acquisitions between June 30, 2022 and June 30, 2024. The Term Loans mature on December 21, 2027, with principal payments beginning February 1, 2027, and bear interest at the greater of the Wall Street Journal Prime Rate or 3.25%, plus 4.0%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.0% of the outstanding amount will be due at the end of the loan term. Prior to December 21, 2025, Innovatus will have the right to make a one-time election to convert up to 10.0% of the outstanding aggregate principal amount of the term loans into shares of common stock of the Company at a price per share equal to $11.50. The Term Loans include customary affirmative covenants and negative covenants. Additionally, it contains a minimum liquidity covenant, tested on a maintenance basis, and a minimum revenue covenant tested quarterly commencing the earlier of December 31, 2023 or the funding date of the Term B loan. The Company used $35,000 of the proceeds of the Term A Loan to repay the previous senior secured credit agreement in full, including interest. Final and prepayment fees of $3,150 were also paid in December 2021 and unamortized deferred financing costs of $938 were written off in December 2021 in connection with the repayment.
Interest expense on the Company’s long-term debt was $7,137, including $2,044 of additional interest related to the prepayment and final fees repaid to the previous lender, and $4,212 for the years ended December 31, 2021 and 2020, respectively.
Principal payments of the Company’s long-term debt are as follows:

2022 - 2026	$—
Thereafter	35,000
Total	$35,000
PPP Loan
In March 2020, the CARES Act was signed into law providing certain economic aid packages for qualified entities. In April 2020, the Company was granted a loan of $2,824 under the PPP established under the CARES Act. In June 2021, the Company received forgiveness for the full amount of the $2,852 loan, inclusive of interest, from the SBA.

(10) Convertible debt
Convertible debt consists of the following as of December 31:

	2021	2020
Convertible debt principal	$20,446	$20,519
Deferred financing costs	(933)	(1,132)
Convertible debt	$19,513	$19,387
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures (the “Convertible Debt”), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company’s common stock on January 1 and July 1 of each year, at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price (“VWAP”) of the Company’s common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. However, in the event that the trailing 10-trading day VWAP of the Company’s common stock is less than $2.50 per share, interest accrued and payable for the applicable interest payment period will accrete to the principal amount then outstanding. The Convertible Debt will mature on August 12, 2026, as amended in December 2020, unless earlier converted or repurchased in accordance with its terms.
The Company issued 161,184 shares and 12,068 shares of the Company’s common stock to holders of the Convertible Debt in January 2021 and May 2021, respectively, in fulfillment of $616 of accrued interest as of December 31, 2020. In July 2021, the Company issued 71,609 additional shares of common stock for accrued interest as of June 30, 2021.
In January 2022, the Company issued 75,780 shares of the Company’s common stock to holders of the Convertible Debt in fulfillment of $613 of accrued interest as of December 31, 2021.
The Convertible Debt converts, at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. If the VWAP of the Company’s common stock has been at least $9.75 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, the Company may force the conversion of all or any part of the outstanding principal amount of the Convertible Debt, accrued and unpaid interest and any other amounts then owing, subject to certain conditions.
In February 2021, $74 of the Convertible Debt, including interest, was converted into 22,644 shares of common stock.
Interest expense on the Convertible Debt was $1,427 and $1,531 for the years ended December 31, 2021 and 2020, respectively.
(11) Long-Term Liabilities
Included in other long-term liabilities as of December 31, 2021 was $816 for the estimated non-current portion of the exit fee obligation to Solar Capital Ltd, which has been reclassified from long-term debt in December 2021. The Company remains obligated to pay $1,925 upon the earlier to occur of (i) certain exit events specified in the Solar Term Loan Facility, or (ii) the Company’s achievement of trailing twelve-month revenue of $100,000.
(12) Stockholders’ Equity
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

(b)    Warrants
Warrants consist of the following as of December 31, 2021:

Warrant Expiration Date	Number of shares	Exercise price per share
February 27, 2022	163,915	$21.29
Pre-funded - no expiration	13,744,504	$0.001
Total number of warrants outstanding	13,908,419
Weighted average exercise price of warrants outstanding		$0.25
During the year ended December 31, 2021, 2,668,247 of pre-funded warrants were exercised into shares of common stock and 40,456 warrants expired.
(13) Stock Option Plans
Plans
2017 Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) was approved in June 2017 by the Company’s stockholders. The 2017 plan covers employees, consultants, and nonemployee directors of the Company and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards, and other stock awards to purchase shares of the Company’s common stock. Options to date have been granted to employees at 100% of the fair value at the date of the grant. The fair value, vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2017 Plan is 10 years from the date of grant. Options generally vest over a period of time, typically not more than 5 years. The plan’s reserve is automatically increased by 4% of the total number of shares outstanding at the prior year end for a period of ten years. Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
Certain of the outstanding options were granted under prior equity incentive plans which are no longer in effect.
As of December 31, 2021, the Company has 799,630 shares of common stock reserved for issuance under the 2017 Plan.
Stock Option Activity
A summary of the stock option activity under the Company’s 2017 Plan and Prior Plans (collectively, the “Equity Plans”) as of December 31, 2021 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	2,921,946	$3.86	7.6 years	$1,664
Options granted	1,507,872	$6.36
Options exercised	(698,070)	$3.57
Options forfeited	(248,865)	$3.27
Options outstanding, vested and expected to vest, December 31, 2021	3,482,883	$5.04	8.0 years	$12,307
Options exercisable	1,484,884	$4.60	6.7 years	$6,148
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2021	2020
Risk free interest rate	1.0%	0.4%
Expected dividend yield	—%	—%
Estimated volatility	81.1%	73.8%
Expected life	6.1 years	5.8 years
Additional information regarding options is as follows:

	2021	2020
Stock-based compensation cost	$6,386	$2,114
Weighted-average grant date fair value of options granted during the period	$4.40	$1.31
Aggregate intrinsic value of options exercised during the period	$3,494	$8
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2021 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2021 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
In March 2021, the Company awarded 848,733 stock options to the Company’s chief executive officer in connection with the commencement of his employment. In August 2021, the Company awarded 150,000 stock options to the Company’s chief financial officer in connection with the commencement of his employment. The option grant will vest over a period of four years, with one-quarter of the shares underlying the option vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments thereafter.
In connection with the departure of two executive officers, the terms for the stock option vesting period and exercise period were modified which resulted in additional stock-based compensation of $222 for the year ended December 31, 2021.
Unrecognized compensation expense related to unvested options was approximately $6,034 at December 31, 2021, with a weighted-average remaining amortization period of less than 2.9 years.
A summary of the restricted stock unit activity, including performance-based stock units, under the Company’s Equity Plans as of December 31, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2020	664,666	$2.55	$2,260
Restricted stock units granted	1,111,437	$6.53
Restricted stock units released	(433,172)	$3.97
Restricted stock units forfeited	(148,499)	$3.08
Restricted stock units outstanding, December 31, 2021	1,194,432	$5.67	$10,069
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
In August 2021, the Company awarded 80,000 time-based restricted stock units and 120,000 performance-based restricted stock units to the Company’s chief financial officer in connection with the commencement of his employment. The time-based restricted stock units vest in four equal tranches upon completion of each year of employment. The performance-based restricted stock units vest in three equal tranches upon the achievement of revenue for the trailing four quarters equal to $70,000, $90,000, and $110,000.
In connection with the departure of an executive officer, the vesting terms for restricted stock units outstanding were modified which resulted in additional stock-based compensation of $76 for the year ended December 31, 2021.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $1,988 and $2,284, respectively, at December 31, 2021, with a remaining weighted-average amortization period of 1.6 years.
(14) Commitments and Contingencies
(a)   Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to these risks to an acceptable level.
(b)   Employment Agreements
Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for three to twenty-four months following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for three to twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or for good reason within twelve months following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer’s outstanding unvested options at the time of such termination.
(c)   Litigation
Management believes there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
(15) Defined Contribution Plan
The Company sponsors defined contribution plans for employees in the U.S. and Europe. The cost of these plans, including employer contributions, was $729 and $581 for the years ended December 31, 2021 and 2020 respectively.

(16) Income Taxes
Income tax expense of $156 and $142 for the years ended December 31, 2021 and 2020, respectively is composed of foreign income taxes on earnings generated by foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31 are as follows:

	2021	2020
Deferred tax assets:
Capitalized transaction costs	$250	$279
Intangible assets	1,205	1,100
Inventory valuation	43	28
Research and development credit	4,005	4,123
Interest expense carryforward	4,980	3,121
Foreign timing differences	624	578
Depreciable assets	53	—
Other	1,871	1,095
Net operating loss carryforwards	57,739	53,666
	70,770	63,990
Deferred tax liabilities:
Unremitted foreign earnings	(448)	(463)
Depreciable assets	—	(93)
	(448)	(556)
Total net deferred tax assets	70,322	63,434
Less valuation allowance	(70,055)	(63,243)
Net deferred tax assets (included in other assets)	$267	$191
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382. The valuation allowance increased by $6,812 during the year ended December 31, 2021, primarily as a result of changes in net operating loss.
As of December 31, 2021, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2021	2020
Tax at U.S. statutory rate	$(5,150)	$(4,719)
State taxes, net of deferred benefit	(783)	(536)
Foreign tax rate differential	(260)	(327)
Foreign taxes	(169)	(13)
Permanent differences	(231)	702
Research and development tax credit	—	(313)
Other	(124)	365
Deferred tax adjustment	(43)	756
Unremitted foreign earnings	27	33
Valuation allowance - current year	6,889	4,194
Income tax expense	$156	$142
Income tax expense consists of the following:

	2021	2020
Current taxes:
U.S. state	$2	$11
International	239	279
Total current income tax expense	241	290
Deferred taxes:
International	(85)	(148)
Total deferred income tax expense	(85)	(148)
Income tax expense	$156	$142
As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $239,847, of which $96,010 has an unlimited life and the remaining amount will expire in varying amounts beginning in 2025 if not utilized. The Company’s July 2017 stock offering qualified as an ownership change under section 382 which resulted in a reduction of $100,825 in the Company’s U.S. federal net operating losses that will not be utilizable in the future, thus federal net operating loss carryforwards available to the Company as of December 31, 2021 were $139,022. However, the Company’s deferred tax asset value for this section 382 reduction is not reflected in the table above until written off in a future tax return. There have been no additional section 382 reductions through December 31, 2021.
The deferred tax asset associated with net operating loss carryforwards has been offset by a valuation allowance due to the uncertainty that the Company will achieve taxable income necessary to utilize the net operating loss carryforward in the future.
The Company had state net operating loss carryforwards of approximately $119,712 which will begin to expire in varying amounts beginning in 2022, if not utilized. The Company had foreign net operating losses of approximately $2,403 which do not expire.
(17) Net Loss Per Share
The basic and diluted net loss per common share presented in the consolidated statement of operations and comprehensive loss is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include warrants for the purchase of common stock, convertible debt, restricted stock units, including performance-based stock units, and options outstanding under the Company’s equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted average basis):

	Year Ended December 31
	2021	2020
Warrants for common stock	13,908,419	8,068,615
Convertible debt	6,310,235	6,310,621
Common stock options	3,094,197	2,520,029
Restricted stock units	920,066	487,636
	24,232,917	17,386,901
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. (“OUS”) for the periods shown were as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$25,917	$14,048	$39,965	63.4%	$15,774	$9,955	$25,729	61.2%
IGB	7,193	14,904	22,097	35.1%	5,045	9,739	14,784	35.2%
Other	894	33	927	1.5%	1,453	82	1,535	3.6%
Total revenues	$34,004	$28,985	$62,989	100.0%	$22,272	$19,776	$42,048	100.0%
% Total revenues	54.0%	46.0%			53.0%	47.0%
Total distributor sales were 44.3% and 35.2% of total OUS revenues for the years ended December 31, 2021 and 2020, respectively. Sales in the next largest individual country outside the U.S. were 6.3% and 7.6% for the years ended December 31, 2021 and 2020, respectively.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	2021	2020
U.S.	$1,855	$2,149
Costa Rica	3,436	3,641
Other	302	431
Total property, equipment and right-of-use assets, net	$5,593	$6,221

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2021 our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer and oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Since we are a smaller reporting company and a non-accelerated filer, the rules of the Securities and Exchange Commission permits us to provide only management’s report on internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, (the “2022 Proxy Statement”) and the information to be included in the 2022 Proxy Statement is incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Financial Statements and Financial Statement Schedules
i.Financial Statements
The financial statements of Apollo Endosurgery, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2021:

ii.Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
b.Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2++	Asset Purchase Agreement, dated December 17, 2018, by and between Apollo Endosurgery, Inc. and ReShape Lifesciences Inc.	8-K	001-35706	2.1	December 19, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Form of Warrant issued to Torreya Capital	S-4	333-214059	4.7	October 11, 2016
4.4	Apollo Common Stock Purchase Warrant issued to Athyrium Opportunities II Acquisition LP dated February 27, 2015	S-4	333-214059	4.8	October 11, 2016
4.5	Third Amended and Restated Investors’ Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
4.6	Form of 6.0% Convertible Debenture due 2024	8-K	001-35706	4.1	August 16, 2019
4.7 *	Description of Securities

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.1	Amendment, dated as of December 4, 2020, to the Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein, and the 6.0% Convertible Debentures due 2024.	Form 8-K	001-35706	10.2	December 7, 2020
10.2	Addendum No. 2 to Office Lease Agreement dated August 7, 2014 between Apollo Endosurgery Costa Rica and BCR Fondo de Inversion Inmobiliario	10-Q	001-35706	10.1	November 5, 2020
10.3++	Securities Purchase Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.1	July 22, 2020
10.4	Registration Rights Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.2	July 22, 2020
10.5	Form of Pre-Funded Warrant, dated as of July 21, 2020, issued by Apollo Endosurgery, Inc.	Form 8-K	001-35706	10.3	July 22, 2020
10.6#	2021 Bonus Plan	8-K	001-35706	10.1	March 25, 2021
10.7#	Separation Agreement, dated May 3, 2021, by and between Apollo Endosurgery, Inc. and Bret Schwartzhoff	8-K/A	001-35706	10.1	May 7, 2021
10.8#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.9#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.10#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.11#	Separation and Release Agreement, dated February 28, 2021, by and between Apollo Endosurgery, Inc. and Todd Newton	8-K/A	001-35706	10.1	March 3, 2021
10.12#	Transition Services Agreement, dated February 28, 2021, by and between Apollo Endosurgery, Inc. and Todd Newton	8-K/A	001-35706	10.2	March 3, 2021
10.13#	Employment Letter, dated July 19, 2021, by and between Apollo Endosurgery, Inc. and Stefanie Cavanaugh	10-Q	001-35706	10.1	November 1, 2021
10.14#	Employment Agreement Effective March 1, 2021, by and between the Company and Charles McKhann	10-K	001-35706	10.13	February 25, 2021
10.15#	Employment Agreement, dated July 12, 2021, by and between Apollo Endosurgery, Inc. and Jeffrey Black	10-Q	001-35706	10.2	November 1, 2021
10.16#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.17#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.18	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.19	Second Amendment to Office Lease Agreement, dated June 18, 2021, by and between Apollo Endosurgery, Inc. and BC Exchange Master Tenant, LLC	10-Q	001-35706	10.2	August 3, 2021
10.20	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.21	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.22#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.23#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.24#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017
10.25#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
10.26#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.1	October 11, 2016
10.27++	Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.1	August 16, 2019
10.28	Registration Rights Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.2	August 16, 2019
10.29	Subsidiary Guarantee, dated as of August 12, 2019, issued by Apollo Endosurgery International, LLC, Apollo Endosurgery Costa Rica S.R.L., Apollo Endosurgery US, Inc., Lpath Therapeutics Inc. and Apollo Endosurgery UK Ltd.	8-K	001-35706	10.3	August 16, 2019
10.30	Pre-funded Warrant, dated as of August 12, 2019, issued by Apollo Endosurgery, Inc.	8-K	001-35706	10.4	August 16, 2019
10.31^*
Loan and Security Agreement, dated as of December 21, 2021, by and among Apollo Endosurgery, Inc., certain of its subsidiaries, as co-borrowers, Innovatus Life Sciences Lending Fund I, LP, and the other lenders party thereto.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016
23.1 *	Consent of Moss Adams LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 * †	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 * †	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101)
 ____________

#    Management contract or compensation plan or arrangement
*    Provided herewith.
†    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+ +    Pursuant to Item 601 of Regulation S-K, the schedules to the applicable exhibit (identified therein) have been omitted from this report and will be furnished supplementally to the SEC upon request.
^    Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant treats as private or confidential.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 22, 2022 by the undersigned thereto.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles McKhann and Jeffrey Black, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

Signature	Title	Date

/s/ Charles McKhann	Chief Executive Officer and Director	February 22, 2022
Charles McKhann	(Principal Executive Officer)

/s/ Jeffrey Black	Chief Financial Officer, Treasurer and Secretary	February 22, 2022
Jeffrey Black	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	February 22, 2022
Chrissy Citzler-Carr	(Principal Accounting Officer)

/s/ John Barr	Chairman of the Board	February 22, 2022
John Barr

/s/ Rick Anderson	Director	February 22, 2022
Rick Anderson

/s/ Julie Shimer	Director	February 22, 2022
Julie Shimer

/s/ William D. McClellan, Jr.	Director	February 22, 2022
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Director	February 22, 2022
R. Kent McGaughy, Jr.

/s/ David C. Pacitti	Director	February 22, 2022
David C. Pacitti