Form 10-Q
period 2022-03-31
Apollo Endosurgery, Inc.
filed 2022-05-03
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 29, 2022, there were 40,250,402 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,730	$90,691
Accounts receivable, net of allowance for doubtful accounts of $345 and $330, respectively	11,066	10,078
Inventory	13,251	11,966
Prepaid expenses and other current assets	2,451	1,965
Total current assets	108,498	114,700
Restricted cash	1,008	1,121
Property, equipment and right-of-use assets, net	5,768	5,593
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $14,948 and $14,814, respectively	4,028	4,400
Other assets	423	424
Total assets	$125,015	$131,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,396	$4,584
Accrued expenses	7,556	9,902
Total current liabilities	13,952	14,486
Long-term debt	33,594	33,473
Convertible debt	19,563	19,513
Long-term liabilities	2,873	2,819
Total liabilities	69,982	70,291
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 40,102,879 and 39,546,323 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	358,717	356,516
Accumulated other comprehensive income	2,145	2,136
Accumulated deficit	(305,869)	(297,455)
Total stockholders’ equity	55,033	61,237
Total liabilities and stockholders’ equity	$125,015	$131,528

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$16,662	$13,857
Cost of sales	7,289	6,350
Gross margin	9,373	7,507
Operating expenses:
Sales and marketing	8,220	4,790
General and administrative	5,231	4,069
Research and development	2,713	1,928
Amortization of intangible assets	456	474
Total operating expenses	16,620	11,261
Loss from operations	(7,247)	(3,754)
Other (income) expenses:
Interest expense, net	1,222	1,352
Other income, net	(242)	(564)
Net loss before income taxes	(8,227)	(4,542)
Income tax expense	187	59
Net loss	$(8,414)	$(4,601)
Other comprehensive (loss)/income:
Foreign currency translation	9	(885)
Comprehensive loss	$(8,405)	$(5,486)
Net loss per share, basic and diluted	$(0.21)	$(0.17)
Shares used in computing net loss per share, basic and diluted	39,652,299	26,306,442

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended March 31, 2022 and 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	21,493	—	60	—	—	60
Exchange of common stock for warrants	999,855	1	(1)	—	—	—
Issuance of restricted stock units	11,337	—	—	—	—	—
Issuance of common stock for convertible debt interest	161,184	—	572	—	—	572
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	720	—	—	720
Foreign currency translation	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	(4,601)	(4,601)
Balances at March 31, 2021	27,035,842	$27	$277,994	$2,044	$(277,374)	$2,691

Balances at December 31, 2021	39,546,323	$40	$356,516	$2,136	$(297,455)	$61,237
Exercise of common stock options	8,216	—	32	—	—	32
Exercise of common stock warrants	450,842	—	—	—	—	—
Issuance of restricted stock and performance stock units	21,718	—	—	—	—	—
Issuance of common stock for convertible debt interest	75,780	—	613	—	—	613
Stock-based compensation	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	9	—	9
Net loss	—	—	—	—	(8,414)	(8,414)
Balances at March 31, 2022	40,102,879	$40	$358,717	$2,145	$(305,869)	$55,033

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,414)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	904
Amortization of deferred financing costs	113	133
Non-cash interest	486	446
Provision for doubtful accounts receivable	26	(18)
Stock-based compensation	1,556	720
Unrealized foreign exchange on intercompany payables	(315)	(545)
Changes in operating assets and liabilities:
Accounts receivable	(947)	(1,443)
Inventory	(1,279)	(236)
Prepaid expenses and other assets	(403)	(347)
Accounts payable and accrued expenses	(253)	678
Net cash used in operating activities	(8,689)	(4,309)
Cash flows from investing activities:
Purchases of property and equipment	(467)	(221)
Purchases of intangibles and other assets	(84)	(76)
Net cash used in investing activities	(551)	(297)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	60
Net cash provided by financing activities	32	60
Effect of exchange rate changes on cash	134	(6)
Net change in cash, cash equivalents and restricted cash	(9,074)	(4,552)
Cash, cash equivalents and restricted cash at beginning of year	91,812	37,200
Cash, cash equivalents and restricted cash at end of period	$82,738	$32,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$410	$775
Cash paid for income taxes	(8)	4
Right-of-use assets recognized in exchange for lease obligations (non-cash)	107	—
Issuance of common stock for convertible debt interest (non-cash)	613	572
Issuance of common stock from conversion of convertible debt (non-cash)	—	74

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(In thousands, except for share data)

(1) Organization and Business Description
Apollo Endosurgery, Inc. is a Delaware corporation with both domestic and foreign wholly-owned subsidiaries. Throughout these Notes, “Apollo” and the “Company” refer to Apollo Endosurgery, Inc. and its consolidated subsidiaries.
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
The Company’s core products include the OverStitch® Endoscopic Suturing System, the OverStitch Sx® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and the ORBERA® Intragastric Balloon (“IGB”). All devices are regulated by the U.S. Food and Drug Administration (the “FDA”) or an equivalent regulatory body outside the U.S.
The Company has offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.

(2) Significant Accounting Policies
(a) Basis of Presentation
The Company prepared its interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. The Company has eliminated all intercompany balances and transactions.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company’s estimates. The accounting estimates that require the Company’s most significant, difficult and subjective judgments include revenue recognition and inventory valuation.
(b) Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(c) Recent Accounting Pronouncements
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
In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such was warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and did not have a material impact on the consolidated financial statements.

(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At March 31, 2022, the Company’s cash, cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $82,738. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company’s accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms, and the high level of

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company’s payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company’s net accounts receivable as of March 31, 2022 or December 31, 2021. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three months ended March 31, 2022 or 2021.

(4) Inventory
Inventory consists of the following as of:

	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$3,972	$3,442
Work in progress	1,195	965
Finished goods	8,084	7,559
Total inventory	$13,251	$11,966
Finished goods included $94 of consigned inventory at March 31, 2022.

(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	March 31, 2022	December 31, 2021
		(unaudited)
Equipment	5 years	$7,747	$7,472
Right-of-use assets	1-8 years	3,554	3,459
Furniture, fixtures and tooling	4-8 years	1,901	1,855
Computer hardware	3-5 years	1,560	1,444
Leasehold improvements	3-7 years	2,018	2,059
Construction in process		635	483
		17,415	16,772
Less accumulated depreciation		(11,647)	(11,179)
Property, equipment and right-of-use assets, net		$5,768	$5,593
The Company recorded depreciation expense of $284 and $429 for the three months ended March 31, 2022 and 2021, respectively. There were no impairment charges for the three months ended March 31, 2022 or 2021.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of March 31, 2022, the maturities of the Company’s operating lease liabilities are as follows:

2022	$628
2023	546
2024	449
2025	404
2026	416
Thereafter	756
Total lease payments	3,199
Less imputed interest	(686)
Total operating lease liabilities	$2,513
Operating lease liabilities of $578 are included in accrued expenses and $1,935 are included in long-term liabilities as of March 31, 2022. Operating lease expense and cash paid within operating cash flows for operating leases was $255 and $267 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted average remaining lease term was 4.5 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%. In June 2021, the Company extended the office lease in Texas for one year.

(6) Accrued Expenses
Accrued expenses consists of the following as of:

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued employee compensation and expenses	$4,006	$6,569
Accrued professional service fees	765	656
Lease liability	578	587
Accrued taxes	779	437
Accrued interest	307	613
Accrued returns and rebates	93	106
Other	1,028	934
Total accrued expenses	$7,556	$9,902

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Long-Term Debt
Long-term debt consists of the following as of:

	March 31, 2022	December 31, 2021
	(unaudited)
Term loan facility	$35,000	$35,000
Deferred interest	64	6
Deferred financing costs	(1,470)	(1,533)
Long-term debt	$33,594	$33,473
Term Loan Facility
In December 2021, the Company entered into a term loan facility with Innovatus Capital Partners, LLC (“Innovatus”) to borrow up to $100,000 (the “Term Loans”) and drew the Term A Loan of $35,000. The Company is eligible to draw the Term B Loan of $15,000 between July 1, 2023 and December 31, 2023 and the Term C Loan of $25,000 between July 1, 2024 and December 31, 2024, in each case upon the achievement of certain minimum revenue thresholds. The Company is eligible to draw the Term D Loan of $25,000 to finance certain approved acquisitions between June 30, 2022 and June 30, 2024. The Term Loans mature on December 21, 2027, with principal payments beginning February 1, 2027, and bear interest at the greater of the Wall Street Journal Prime Rate or 3.25%, plus 4.0%. Principal payments are due on a straight-line basis after the interest-only period concludes. An additional 4.0% of the outstanding amount will be due at the end of the loan term. Prior to December 21, 2025, Innovatus will have the right to make a one-time election to convert up to 10.0% of the outstanding aggregate principal amount of the term loans into shares of common stock of the Company at a price per share equal to $11.50. The Term Loans include customary affirmative covenants and negative covenants. Additionally, it contains a minimum liquidity covenant, tested on a maintenance basis, and a minimum revenue covenant tested quarterly commencing the earlier of December 31, 2023 or the funding date of the Term B loan. The Company used $35,000 of the proceeds of the Term A Loan to repay the previous senior secured credit agreement in full, including interest.
Interest expense on the Company’s long-term debt was $750 and $1,058 for the three months ended March 31, 2022 and 2021, respectively.
Principal payments of the Company’s long-term debt are as follows:

2022 - 2026	$—
Thereafter	35,000
$35,000

(8) Convertible Debt
Convertible debt consists of the following as of:

	March 31, 2022	December 31, 2021
	(unaudited)
Convertible debt	$20,446	$20,446
Deferred financing costs	(883)	(933)
Total convertible debt	$19,563	$19,513
In August 2019, the Company issued $20,000 aggregate principal amount of 6.0% convertible senior debentures (the “Convertible Debt”), primarily to existing stockholders and officers of the Company. Interest on the Convertible Debt is payable semi-annually in shares of the Company’s common stock on January 1 and July 1 of each year at a rate of 6.0% per year. The number of shares of common stock required to settle the amount of interest payable will be based on the volume-weighted average price (“VWAP”) of the Company’s common stock for the 10 consecutive trading days immediately preceding the applicable interest payment date. However, in the event that the trailing 10-trading day VWAP of the Company’s common stock is less than $2.50 per share, interest accrued and payable for the applicable interest payment period will accrete to the principal amount then outstanding. The Convertible Debt will mature on August 12, 2026 unless earlier converted or repaid in accordance with its terms.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company issued 75,780 shares of the Company’s common stock to holders of the Convertible Debt in January 2022 in fulfillment of accrued interest as of December 31, 2021. As of March 31, 2022, accrued interest on the Convertible Debt is $307.
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
Interest expense on the Convertible Debt was $357 for each of the three months ended March 31, 2022 and 2021.

(9) Long-Term Liabilities
Included in other long-term liabilities as of March 31, 2022 was $938 for the estimated non-current portion of the exit fee obligation to Solar Capital Ltd., our previous lender, which was reclassified from long-term debt in December 2021. The Company remains obligated to pay $1,925 upon the earlier to occur of (i) certain exit events specified in the Solar Term Facility or (ii) the Company’s achievement of trailing twelve-month revenue of $100,000. Interest expense on this long-term liability was $122 for the three months ended March 31, 2022.

(10) Warrants
Warrants consist of the following as of March 31, 2022:

Warrant Expiration Date	Number of shares	Exercise price per share
No expiration	13,293,594	$0.001
During the three months ended March 31, 2022, pre-funded warrants were exercised into 450,842 shares of common stock and 163,915 warrants expired.

(11) Stock-Based Compensation
A summary of the stock option activity as of March 31, 2022 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	3,482,883	$5.04	8.0 years	$12,307
Options granted	176,861	5.63
Options exercised	(8,216)	3.84
Options forfeited	(57,592)	3.59
Options outstanding, vested and expected to vest, March 31, 2022	3,593,936	$5.10	7.6 years	$5,062
Options exercisable	1,834,282	$4.71	6.5 years	$3,522
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Risk free interest rate	1.9%	1.0%
Expected dividend yield	—%	—%
Estimated volatility	81.6%	81.0%
Expected life	6.1 years	6.1 years
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2022 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2022 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
Additional information regarding options is as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Weighted-average grant date fair value of options granted during the period	$3.96	$4.12
Aggregate intrinsic value of options exercised during the period	$21	$57
Unrecognized compensation expense related to unvested options was approximately $6,005 at March 31, 2022, with a weighted average remaining amortization period of 2.9 years.
A summary of the restricted stock unit activity, including performance-based stock units, under the Company’s Equity Plans as of March 31, 2022 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2021	1,194,432	$5.67	$10,069
Restricted stock units granted	996,929	5.63
Restricted stock units released	(21,718)	6.02
Restricted stock units forfeited	(66,355)	3.90
Restricted stock units outstanding, March 31, 2022	2,103,288	$5.70	$12,725
In March 2021, the Company awarded 707,278 performance-based restricted stock units to the Company’s chief executive officer in connection with the commencement of his employment. The performance-based restricted stock units vest in four equal tranches upon the achievement of revenue for the trailing four quarters equal to $50,000, $65,000, $80,000, and $95,000. The revenue milestone for the first and second tranche was achieved as of June 30, 2021 and March 31, 2022, respectively.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $7,054 and $1,610, respectively, at March 31, 2022, with a weighted average remaining amortization period of 3.2 years.

(12) Income Taxes
The provision for income taxes for the three months ended March 31, 2022 and 2021 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of March 31, 2022, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2022	2021
Warrants for common stock	13,293,594	15,617,335
Convertible debt	6,315,988	6,349,515
Common stock options	3,483,889	3,137,230
Restricted stock units	1,491,016	843,962
	24,584,487	25,948,042

(14) Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term debt and Convertible Debt is estimated by management to approximate $35,000 and $20,400, respectively at March 31, 2022. Management’s estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. (“OUS”) for the periods shown were as follows:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$7,220	$3,511	$10,731	64.4%	$5,395	$3,244	$8,639	62.4%
IGB	2,064	3,667	5,731	34.4%	1,470	3,493	4,963	35.8%
Other	197	3	200	1.2%	242	13	255	1.8%
Total revenues	$9,481	$7,181	$16,662	100.0%	$7,107	$6,750	$13,857	100.0%
% Total revenues	56.9%	43.1%			51.3%	48.7%
Total distributor sales were 48.9% and 43.7% of total OUS revenues for the three months ended March 31, 2022 and 2021, respectively. Sales in the next largest individual country outside the U.S. were 5.1% of total revenues for the three months ended March 31, 2022 compared to 6.8% for the three months ended March 31, 2021.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	March 31, 2022	December 31, 2021
	(unaudited)
U.S.	$2,116	$1,855
Costa Rica	3,357	3,436
Other	295	302
Total property, equipment and right-of-use assets, net	$5,768	$5,593

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
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022 with the Securities and Exchange Commission (“SEC”). “Apollo”, Orbera®, OverStitch®, X-Tack®, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.

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
Since its market introduction in 2008, over 80,000 OverStitch units have been sold for procedures worldwide. We estimate that approximately 60% of OverStitch uses in the United States were for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty (“ESG”), approximately 25%, and bariatric revision, approximately 15%. Outside the United States, we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the United States were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%.
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
Impact of COVID-19 on Our Business
After the COVID-19 pandemic began in March 2020, our business, financial condition, and results of operations were disrupted by the various measures imposed to contain the pandemic, primarily during 2020. Beginning in the latter half of 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business has generally recovered and been sustained over levels at the beginning of the COVID-19 pandemic in 2020, though there can be no assurance that recovery will continue or that current demand levels will be sustained. In particular, new variants or outbreaks of the virus, including the Omicron and other variants, have caused and may in the future cause health systems and other healthcare providers in our markets to restrict or limit procedures, which have harmed and may continue to harm our sales recovery or growth and result in fluctuation of our product sales. Despite growing availability of COVID-19 vaccines, the COVID-19 pandemic, including emerging variant strains of the virus, remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations, including due to reduced demand for or limitations on procedures that use our products and supply chain disruptions. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery in sales will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.
Financial Operations Overview
Revenues
Our principal source of revenues are sales of our endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers and institutions. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including new COVID-19 variants or outbreaks, physician procedures and therapy preferences, patient procedures and therapy preferences, buying patterns of distributors, other market trends, the stability of the average sales price we charge or realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures is in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical evidence and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.
Note 2, “Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2021 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$16,662	100.0%	$13,857	100.0%
Cost of sales	7,289	43.7%	6,350	45.8%
Gross margin	9,373	56.3%	7,507	54.2%
Operating expenses:
Sales and marketing	8,220	49.3%	4,790	34.6%
General and administrative	5,231	31.4%	4,069	29.4%
Research and development	2,713	16.3%	1,928	13.9%
Amortization of intangible assets	456	2.7%	474	3.4%
Total operating expenses	16,620	99.7%	11,261	81.3%
Loss from operations	(7,247)	(43.4)%	(3,754)	(27.1)%
Interest expense, net	1,222	7.3%	1,352	9.8%
Other income, net	(242)	(1.5)%	(564)	(4.1)%
Net loss before income taxes	(8,227)	(49.2)%	(4,542)	(32.8)%
Income tax expense	187	1.1%	59	0.4%
Net loss	$(8,414)	(50.3)%	$(4,601)	(33.2)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$7,220	$3,511	$10,731	$5,395	$3,244	$8,639	33.8%	8.2%	24.2%
IGB	2,064	3,667	5,731	1,470	3,493	4,963	40.4%	5.0%	15.5%
Other	197	3	200	242	13	255	(18.6)%	(76.9)%	(21.6)%
Total revenues	$9,481	$7,181	$16,662	$7,107	$6,750	$13,857	33.4%	6.4%	20.2%
% Total revenues	56.9%	43.1%		51.3%	48.7%
Total revenues for the three months ended March 31, 2022 were $16.7 million, compared to $13.9 million for the three months ended March 31, 2021, an increase of 20.2% due to improved demand for all our products, especially in our U.S. market where sales increased $2.4 million or 33.4%. For the three months ended March 31, 2022, U.S. ESS sales grew 33.8%, as we continue to see higher demand for our X-Tack product which we launched in the first quarter of 2021, continued increase in our OverStitch product sales, and due to price increases. IGB also grew 40.4% in the U.S. due to higher demand for this elective procedure. Total OUS sales increased $0.4 million or 6.4%, for the three months ended March 31, 2022 and was primarily driven by higher demand in our international distributor markets for both ESS and IGB products.
Direct market product sales remained relatively flat over 2021 and accounted for approximately 78.9% of total product sales for the three months ended March 31, 2022 compared to 78.7% for the same period in 2021, respectively.
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
Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended March 31, 2022
	% Increase in Constant Currency
	OUS	Total Revenues
ESS	12.4%	25.8%
IGB	8.4%	17.9%
Total revenues	10.1%	22.1%
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

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$4,859	29.2%	$4,380	31.6%
Overhead	1,510	9.0%	1,320	9.5%
Other indirect costs	920	5.5%	650	4.7%
Total cost of sales	$7,289	43.7%	$6,350	45.8%
Gross Margin
Gross margin as a percentage of revenue was 56.3% for the three months ended March 31, 2022, compared to 54.2% for the same period in 2021. The increase in gross margin percentage was attributed to margin expansion in the U.S. on our ESS product sales, resulting primarily from improved overhead efficiencies, the impact of cost improvement projects in 2021, as well as moderate price increases for the three months ended March 31, 2022. The gross margin improvements in the U.S. were partially offset by a higher mix of distributor sales outside the U.S., which have a lower gross margin profile.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $3.4 million for the three months ended March 31, 2022 primarily due to higher compensation, marketing spend, and increased travel in first quarter 2022 compared to first quarter 2021 as we continue to expand our salesforce headcount and invest in our marketing campaigns and initiatives. We expect our sales and marketing expenses to continue to increase in future periods as we continue to invest in our sales channel and marketing programs for sales growth.
General and Administrative Expense. General and administrative expense increased $1.2 million for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to higher non-cash stock-based compensation expense in 2022 resulting from leadership team changes during 2021 as well as higher software spend.
Research and Development Expense. Research and development expense increased $0.8 million for the three months ended March 31, 2022, primarily due to higher compensation in 2022 compared to 2021 as we expand our team to address key clinical needs and continued product development.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three months ended March 31, 2022 when compared to the same period in 2021.
Loss from Operations
Loss from operations for the three months ended March 31, 2022 of $7.2 million increased $3.5 million compared to $3.8 million for the same period in 2021 due to higher operating expenses in 2022 compared to the prior year offset by higher revenues.
Other (Income) Expenses
Interest Expense, net. Net interest expense decreased by $0.1 million for the three months ended March 31, 2022 when compared to the same period in 2021 due to lower interest expense on our term loan.
Other Income, net. Other income primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized gain of $0.3 million for the three months ended March 31, 2022 compared to unrealized gain of $0.5 million for the three months ended March 31, 2021, respectively.
Income tax expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.2 million for the three months ended March 31, 2022 compared to $0.1 million in the same period in 2021.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $305.9 million as of March 31, 2022. To date, we have funded our operating losses and acquisitions through equity offerings, term loans, and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access future draws on our existing credit facility, or additional funding through either equity offerings, issuances of debt instruments or both.

Management believes its existing cash and cash equivalents, cash from operations, additional term loans available upon certain thresholds under the Term Loans and access to financing sources will be sufficient to meet covenant, liquidity and capital requirements for the next twelve months and beyond. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. Any future cash requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance with our lending facility, and the cost of sales, marketing, and manufacturing activities. We may be required to seek additional equity or debt financing. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained. If we are unable to raise additional capital when desired, our business operating results and financial condition could be adversely affected.
There were no material changes to our cash requirements from contractual and other obligations for the three months ended March 31, 2022 from those disclosed in the 2021 Form 10-K.
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,689)	$(4,309)
Net cash used in investing activities	(551)	(297)
Net cash provided by financing activities	32	60
Effect of exchange rate changes on cash	134	(6)
Net change in cash, cash equivalents and restricted cash	$(9,074)	$(4,552)
Operating Activities
Cash used in operating activities of $8.7 million for the three months ended March 31, 2022 was primarily the result of a net loss of $8.4 million offset by non-cash items of $2.6 million, primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Cash used by operating assets and liabilities of $2.9 million for the three months ended March 31, 2022 increased over cash used for the three months ended March 31, 2021 due to higher accounts receivable and increase in raw materials in correlation with the upward trend in sales and higher bonus payments.
Cash used in operating activities of $4.3 million for the three months ended March 31, 2021 was primarily the result of a net loss of $4.6 million offset by non-cash items of $1.6 million primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock-based compensation. Additionally, cash used by operating assets and liabilities of $1.3 million related to accounts receivable due to the increase in revenues.
Investing Activities
Cash used in investing activities of $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, were primarily related to equipment purchases and expansion of our Costa Rica manufacturing facility associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities for both the three months ended March 31, 2022 and March 31, 2022 was related to proceeds received from exercise of stock options.

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
Federal False Claims Act Action.
As previously disclosed, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. relating to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website. We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation. On February 5, 2021 the United States filed a declination to intervene in the underlying action that had prompted the investigation entitled United States of America ex rel. Mathew Fitzer M.D., et al., v. Allergan, Inc. et al., and also names the Company as a defendant. In April of 2021, the Company was served with the underlying action filed under qui tam provisions of the Federal False Claims act and related to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website during the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. In September of 2021, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In October of 2021, Relator filed an amended complaint. In March of 2022, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In April of 2022, Relator filed a motion to reconsider or, alternatively, to amend the pleading. We believe the claims are without merit, but we cannot predict the outcome of the legal proceedings or the effect on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.

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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have incurred net losses since our inception in 2005. For the three months ended March 31, 2022 and 2021, we had net losses of $8.4 million and $4.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $305.9 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain regulatory approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
Adverse economic conditions in the U.S. and international markets, including the economic contraction resulting in part from the COVID-19 pandemic, may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not currently reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, geopolitical events (such as the conflict between Ukraine and Russia), higher consumer debt levels, lower availability of consumer credit, higher interest rates, inflation, and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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
* We are dependent on certain suppliers, vendors and manufacturers, and supply or service disruptions could materially adversely affect our business and future growth.
From time to time, we have experienced supply constraints and may experience them in the future. If the supply of materials from our suppliers or provision of services from our vendors were to be interrupted or if we experience delays or interruptions from our manufacturers, including due to the COVID-19 pandemic, replacement or alternative sources might not be readily obtainable. Our products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications, or if our contract sterilizers experience delays or shutdowns, we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As product sales increase, we have experienced times of temporary supply and vendor disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. For example, we have experienced production and inventory shortages for OverStitch as a result of supply shortages from component suppliers from time to time. Continued interruptions or shortages in these inputs or services, or future unexpected interruptions and shortages, could harm our business, financial condition and results of operations. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components, or receive services, from any of our suppliers, vendors or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues. We may also face disputes with our current or previous suppliers and vendors. In any of these cases, we could face a delay of several months to identify and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier or vendor transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products.
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
We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel. Retaining and recruiting people with the appropriate skills is particularly challenging as the economy in general continues to recover from the COVID-19 pandemic resulting in competition for the human resources necessary to operate our business successfully. All of our officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel, including changes in our management team, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. For example, in March 2021, we implemented a planned CEO change. The failure to successfully execute this leadership transition and retain key employees could have negatively impacted our business and results of operations.
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
•economic instability of certain countries or geopolitical events, including the ongoing conflict between Russia and Ukraine;
•the imposition of additional U.S. and foreign governmental controls, regulations and laws;
•changes in duties and tariffs, license obligations, importation requirements and other non-tariff barriers to trade;
•inflationary pressures;
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
Our products and operations are required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. For example, audits are routinely performed by our Notified Body to ensure we are meeting by the Quality System requirements for Europe, which are organized in many other countries outside of Europe as well, notably Canada, Brazil, Australia and Japan. If we fail to comply with any of these standards adequately or if changes to our manufacturing or supply practices require additional regulatory approval, a foreign regulatory body may take adverse actions or cause delays within their jurisdiction similar to those within the power of the FDA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
Accordingly, we are required to update our quality system to conform to certain requirements of MDR 2017 by May 2021. However, at this time only three of the six EUDAMED modules described by MDR 2017 are fully operational. Previously, the European Commission had stated that the EUDAMED database was expected to be fully operational by May 2022 but this seems unlikely and no updated timeline has been given by the European Commission. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully implemented at this time. There remains uncertainty on how some new provisions are to be addressed.
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
•general economic and market conditions, including effects of inflationary pressures;
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
As of March 31, 2022, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1+	2022 Bonus Plan	Form 8-K	001-35706	10.1	February 22, 2022
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
 ____________

+    Management contract or compensation plan or arrangement.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2022.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Financial Officer)