Form 10-Q
period 2022-06-30
Apollo Endosurgery, Inc.
filed 2022-08-02
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 40,686,452 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74,736	$90,691
Accounts receivable, net of allowance for doubtful accounts of $385 and $330, respectively	12,520	10,078
Inventory	14,732	11,966
Prepaid expenses and other current assets	2,440	1,965
Total current assets	104,428	114,700
Restricted cash	1,008	1,121
Property, equipment and right-of-use assets, net	5,920	5,593
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $15,403 and $14,814, respectively	3,706	4,400
Other assets	410	424
Total assets	$120,762	$131,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,177	$4,584
Accrued expenses	9,213	9,902
Total current liabilities	16,390	14,486
Long-term debt	33,716	33,473
Convertible debt	19,613	19,513
Long-term liabilities	2,887	2,819
Total liabilities	72,606	70,291
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 40,515,646 and 39,546,323 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	41	40
Additional paid-in capital	360,295	356,516
Accumulated other comprehensive income	4,115	2,136
Accumulated deficit	(316,295)	(297,455)
Total stockholders’ equity	48,156	61,237
Total liabilities and stockholders’ equity	$120,762	$131,528

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$19,307	$16,610	$35,969	$30,467
Cost of sales	8,348	7,487	15,637	13,837
Gross margin	10,959	9,123	20,332	16,630
Operating expenses:
Sales and marketing	9,129	6,005	17,349	10,795
General and administrative	5,039	5,338	10,270	9,407
Research and development	2,917	2,550	5,630	4,478
Amortization of intangible assets	452	471	908	945
Total operating expenses	17,537	14,364	34,157	25,625
Loss from operations	(6,578)	(5,241)	(13,825)	(8,995)
Other (income) expenses:
Interest expense, net	1,206	1,334	2,428	2,686
Gain on forgiveness of PPP loan	—	(2,852)	—	(2,852)
Other expense (income), net	2,593	(775)	2,351	(1,339)
Net loss before income taxes	(10,377)	(2,948)	(18,604)	(7,490)
Income tax expense	49	71	236	130
Net loss	$(10,426)	$(3,019)	$(18,840)	$(7,620)
Other comprehensive (loss)/income:
Foreign currency translation	1,970	(517)	1,979	(1,402)
Comprehensive loss	$(8,456)	$(3,536)	$(16,861)	$(9,022)
Net loss per share, basic and diluted	$(0.26)	$(0.11)	$(0.47)	$(0.28)
Shares used in computing net loss per share, basic and diluted	40,359,726	27,269,838	40,007,967	26,790,801

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended June 30, 2022 and 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at March 31, 2021	27,035,842	$27	$277,994	$2,044	$(277,374)	$2,691
Exercise of common stock options	291,512	—	988	—	—	988
Exercise of common stock warrants	1,043,956	2	—	—	—	2
Issuance of restricted stock and performance stock units	241,601	—	—	—	—	—
Issuance of common stock for convertible debt interest	12,068	—	43	—	—	43
Stock-based compensation	—	—	2,526	—	—	2,526
Foreign currency translation	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(3,019)	(3,019)
Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714

Balances at March 31, 2022	40,102,879	$40	$358,717	$2,145	$(305,869)	$55,033
Exercise of common stock options	98,365	—	283	—	—	283
Exercise of common stock warrants	49,158	1	(1)	—	—	—
Issuance of restricted stock and performance stock units	331,797	—	—	—	—	—
Shares held back for tax obligation in connection with restricted stock units	(66,553)	—	(361)	—	—	(361)
Stock-based compensation	—	—	1,657	—	—	1,657
Foreign currency translation	—	—	—	1,970	—	1,970
Net loss	—	—	—	—	(10,426)	(10,426)
Balances at June 30, 2022	40,515,646	$41	$360,295	$4,115	$(316,295)	$48,156

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Six Months Ended June 30, 2022 and 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	313,005	—	1,048	—	—	1,048
Exercise of common stock warrants	2,043,811	3	(1)	—	—	2
Issuance of restricted stock units	252,938	—	—	—	—	—
Issuance of common stock for convertible debt interest	173,252	—	615	—	—	615
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	3,246	—	—	3,246
Foreign currency translation	—	—	—	(1,402)	—	(1,402)
Net loss	—	—	—	—	(7,620)	(7,620)
Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714

Balances at December 31, 2021	39,546,323	$40	$356,516	$2,136	$(297,455)	$61,237
Exercise of common stock options	106,581	—	315	—	—	315
Exercise of common stock warrants	500,000	1	(1)	—	—	—
Issuance of restricted stock and performance stock units	353,515	—	—	—	—	—
Shares held back for tax obligation in connection with restricted stock units	(66,553)	—	(361)	—	—	(361)
Issuance of common stock for convertible debt interest	75,780	—	613	—	—	613
Stock-based compensation	—	—	3,213	—	—	3,213
Foreign currency translation	—	—	—	1,979	—	1,979
Net loss	—	—	—	—	(18,840)	(18,840)
Balances at June 30, 2022	40,515,646	$41	$360,295	$4,115	$(316,295)	$48,156

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,840)	$(7,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,478	1,732
Gain on forgiveness of PPP loan	—	(2,852)
Amortization of deferred financing costs	227	256
Non-cash interest	973	875
Provision for doubtful accounts receivable	88	10
Inventory impairment	—	30
Stock-based compensation	3,213	3,246
Unrealized foreign exchange on intercompany payables	2,237	(1,357)
Changes in operating assets and liabilities:
Accounts receivable	(2,757)	(3,059)
Inventory	(2,808)	(563)
Prepaid expenses and other assets	(468)	(441)
Accounts payable and accrued expenses	1,894	3,334
Net cash used in operating activities	(14,763)	(6,409)
Cash flows from investing activities:
Purchases of property and equipment	(891)	(551)
Purchases of intangibles and other assets	(216)	(127)
Net cash used in investing activities	(1,107)	(678)
Cash flows from financing activities:
Proceeds from exercise of stock options	315	1,048
Proceeds from exercise of warrants	—	2
Shares held back for tax obligation in connection with restricted stock units	(361)	—
Net cash (used in)/provided by financing activities	(46)	1,050
Effect of exchange rate changes on cash	(152)	79
Net change in cash, cash equivalents and restricted cash	(16,068)	(5,958)
Cash, cash equivalents and restricted cash at beginning of year	91,812	37,200
Cash, cash equivalents and restricted cash at end of period	$75,744	$31,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,081	$1,567
Cash paid for income taxes	109	25
Right-of-use assets recognized in exchange for lease obligations (non-cash)	107	(577)
Gain on forgiveness of PPP loan (non-cash)	—	2,852
Issuance of common stock for convertible debt interest (non-cash)	613	615
Issuance of common stock from conversion of convertible debt (non-cash)	—	74

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
The Company’s core products include the OverStitch® Endoscopic Suturing System, the OverStitch SxTM Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and the ORBERA® Intragastric Balloon (“IGB”). All devices are regulated by the U.S. Food and Drug Administration (the “FDA”) or an equivalent regulatory body outside the U.S. In July 2022, the Company received FDA authorization for Apollo ESGTM, Apollo REVISETM, Apollo ESG SxTM and Apollo REVISE SxTM.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At June 30, 2022, the Company’s cash, cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $75,744. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company’s accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company’s payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company’s net accounts receivable as of June 30, 2022 or December 31, 2021. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and six months ended June 30, 2022 or 2021.

(4) Inventory
Inventory consists of the following as of:

	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$4,814	$3,442
Work in progress	1,383	965
Finished goods	8,535	7,559
Total inventory	$14,732	$11,966
Finished goods included $62 of consigned inventory at June 30, 2022.

(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	June 30, 2022	December 31, 2021
		(unaudited)
Equipment	5 years	$7,816	$7,472
Right-of-use assets	1-8 years	3,520	3,459
Furniture, fixtures and tooling	4-8 years	1,912	1,855
Computer hardware	3-5 years	1,594	1,444
Leasehold improvements	3-7 years	2,039	2,059
Construction in process		1,132	483
		18,013	16,772
Less accumulated depreciation		(12,093)	(11,179)
Property, equipment and right-of-use assets, net		$5,920	$5,593
The Company recorded depreciation expense of $283 and $567 for the three and six months ended June 30, 2022, respectively, and $357 and $786 for the three and six months ended June 30, 2021, respectively. There were no impairment charges for the three and six months ended June 30, 2022 or 2021.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of June 30, 2022, the maturities of the Company’s operating lease liabilities are as follows:

2022	$384
2023	540
2024	446
2025	404
2026	416
Thereafter	756
Total lease payments	2,946
Less imputed interest	(632)
Total operating lease liabilities	$2,314
Operating lease liabilities of $488 are included in accrued expenses and $1,826 are included in long-term liabilities as of June 30, 2022. Operating lease expense and cash paid within operating cash flows for operating leases was $257 and $512 for the three and six months ended June 30, 2022, respectively, and $282 and $549 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the weighted average remaining lease term was 4.3 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 8.9%. In June 2021, the Company extended the office lease in Texas for one year.

(6) Accrued Expenses
Accrued expenses consists of the following as of:

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued employee compensation and expenses	$4,890	$6,569
Accrued professional service fees	976	656
Accrued taxes	791	437
Accrued interest	613	613
Lease liability	488	587
Accrued returns and rebates	177	106
Other	1,278	934
Total accrued expenses	$9,213	$9,902

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Long-Term Debt
Long-term debt consists of the following as of:

	June 30, 2022	December 31, 2021
	(unaudited)
Term loan facility	$35,000	$35,000
Deferred interest	122	6
Deferred financing costs	(1,406)	(1,533)
Long-term debt	$33,716	$33,473
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
Interest expense on the Company’s long-term debt was $815 and $1,565 for the three and six months ended June 30, 2022, respectively, and $1,041 and $2,099 for the three and six months ended June 30, 2021, respectively.
Principal payments of the Company’s long-term debt are as follows:

2022 - 2026	$—
Thereafter	35,000
$35,000

(8) Convertible Debt
Convertible debt consists of the following as of:

	June 30, 2022	December 31, 2021
	(unaudited)
Convertible debt	$20,446	$20,446
Deferred financing costs	(833)	(933)
Total convertible debt	$19,613	$19,513
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company issued 75,780 shares of the Company’s common stock to holders of the Convertible Debt in January 2022 in fulfillment of accrued interest as of December 31, 2021. As of June 30, 2022, accrued interest on the Convertible Debt is $613.
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
Interest expense on the Convertible Debt was $356 and $713 for each of the three and six months ended June 30, 2022, respectively, and $357 and $714 for each of the three and six months ended June 30, 2021, respectively.

(9) Long-Term Liabilities
Included in other long-term liabilities as of June 30, 2022 was $1,061 for the estimated non-current portion of the exit fee obligation to Solar Capital Ltd., our previous lender, which was reclassified from long-term debt in December 2021. The Company remains obligated to pay $1,925 upon the earlier to occur of (i) certain exit events specified in the Solar Term Facility or (ii) the Company’s achievement of trailing twelve-month revenue of $100,000. Interest expense on this long-term liability was $122 and $244 for the three and six months ended June 30, 2022, respectively.

(10) Warrants
Warrants consist of the following as of June 30, 2022:

Warrant Expiration Date	Number of shares	Exercise price per share
No expiration	13,244,429	$0.001
During the six months ended June 30, 2022, pre-funded warrants were exercised into 500,000 shares of common stock and 163,915 warrants expired.

(11) Stock-Based Compensation
A summary of the stock option activity as of June 30, 2022 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	3,482,883	$5.04	8.0 years	$12,307
Options granted	921,063	4.29
Options exercised	(106,581)	2.95
Options forfeited	(98,058)	4.66
Options outstanding, vested and expected to vest, June 30, 2022	4,199,307	$4.94	8.0 years	$1,416
Options exercisable	1,940,756	$4.84	6.8 years	$1,043
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Risk free interest rate	3.3%	1.0%
Expected dividend yield	—%	—%
Estimated volatility	82.8%	81.1%
Expected life	6.0 years	6.1 years
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2022 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2022 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
Additional information regarding options is as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Weighted-average grant date fair value of options granted during the period	$3.07	$4.22
Aggregate intrinsic value of options exercised during the period	$304	$1,377
Unrecognized compensation expense related to unvested options was approximately $7,470 at June 30, 2022, with a weighted average remaining amortization period of 2.9 years.
A summary of the restricted stock unit activity, including performance-based stock units, under the Company’s Equity Plans as of June 30, 2022 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2021	1,194,432	$5.67	$10,069
Restricted stock units granted	1,454,334	5.10
Restricted stock units released	(353,515)	4.95
Restricted stock units forfeited	(87,889)	4.32
Restricted stock units outstanding, June 30, 2022	2,207,362	$5.47	$8,057
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
In May 2022, shares of performance-based restricted stock units for the Company’s chief executive officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 66,553 shares of performance-based restricted stock units and 110,267 net shares of performance-based restricted stock units being issued during the three and six months ended June 30, 2022.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $8,144 and $1,196, respectively, at June 30, 2022, with a weighted average remaining amortization period of 3.1 years.

(12) Purchase Commitment
In May 2022, the Company entered into a one-year noncancellable purchase agreement to purchase $2,040 of raw materials in the normal course of business.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(13) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2022 and 2021 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of June 30, 2022, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

(14) Net Loss Per Share
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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants for common stock	13,244,429	14,573,379	13,244,429	14,573,379
Convertible debt	6,415,592	6,344,334	6,374,036	6,326,530
Common stock options	3,590,039	3,725,852	3,468,225	3,247,881
Restricted stock units	1,831,844	1,219,570	1,493,345	891,185
	25,081,904	25,863,135	24,580,035	25,038,975

(15) Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term debt and Convertible Debt is estimated by management to approximate $35,000 and $20,000, respectively at June 30, 2022. Management’s estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
(16) Segment and Geographic Information
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. (“OUS”) for the periods shown were as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$8,370	$4,671	$13,041	67.5%	$6,860	$3,764	$10,624	64.0%
IGB	2,237	3,839	6,076	31.5%	2,094	3,659	5,753	34.6%
Other	186	4	190	1.0%	232	1	233	1.4%
Total revenues	$10,793	$8,514	$19,307	100.0%	$9,186	$7,424	$16,610	100.0%
% Total revenues	55.9%	44.1%			55.3%	44.7%

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$15,590	$8,182	$23,772	66.1%	$12,255	$7,008	$19,263	63.2%
IGB	4,301	7,506	11,807	32.8%	3,564	7,152	10,716	35.2%
Other	383	7	390	1.1%	474	14	488	1.6%
Total revenues	$20,274	$15,695	$35,969	100.0%	$16,293	$14,174	$30,467	100.0%
% Total revenues	56.4%	43.6%			53.5%	46.5%
Total distributor sales were 47.5% and 48.2% of total OUS revenues for the three and six months ended June 30, 2022 and 37.2% and 40.3% of total OUS revenues for the three and six months ended June 30, 2021, respectively. Sales in the next largest individual country outside the U.S. were approximately 5.0% of total revenues for both the three and six months ended June 30, 2022 compared to 7.0%-8.0% for the three and six months ended June 30, 2021.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	June 30, 2022	December 31, 2021
	(unaudited)
U.S.	$2,459	$1,855
Costa Rica	3,221	3,436
Other	240	302
Total property, equipment and right-of-use assets, net	$5,920	$5,593

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

Overview
We are a medical technology company primarily focused on the development of next-generation, less invasive medical devices to advance gastrointestinal therapeutic endoscopy. Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, the OverStitch SxTM Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and ORBERA® Intragastric Balloon (“IGB”). Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); treatment of swallowing disorders (peroral endoscopic myotomy); and esophageal stent fixation and obesity.
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
Recent research suggests that there may be a significant untapped market for applying the OverStitch SxTM Endoscopic Suturing System, or OverStitch, to obesity treatments, including endoscopic revisions of bariatric surgeries. In the aggregate, over 200 published investigator-initiated clinical trials, involving over 6,500 ESG procedures and conducted by a variety of physicians around the world, have consistently demonstrated clinically significant excess body weight loss (in excess of 50%) and low complication rates (0.8%). In another recently conducted randomized controlled trial, participants we assigned to either an ESG procedure or an ESG procedure plus taking the weight loss drug semaglutide. Patients in the ESG-only arm demonstrated an 18.7% total body weight loss at 12 months and patients undergoing ESG and taking semaglutide had an average of 25.2% total body weight loss. We believe these results demonstrate the potential for a meaningfully expanded market opportunity for obesity treatment given the currently limited use in the United States of OverStitch for ESG and bariatric revision, as well as the ability for ESG to be performed in individuals with lower body mass indices, or BMI, thereby making the option available to more people.

In July 2022, we received marketing authorization for the Apollo ESGTM, Apollo ESG SxTM, Apollo REVISETM and Apollo REVISE SxTM systems through the FDA’s De Novo Classification process. The Apollo ESG and Apollo ESG Sx Systems are intended to be used by trained gastroenterologists or surgeons to facilitate weight loss in adults with obesity with Body Mass Index (BMI) between 30 and 50 kg/m2 who have not been able to lose weight or maintain weight loss through more conservative measures. The Apollo REVISE and Apollo REVISE Sx Systems are intended to be used by trained gastroenterologists or surgeons that perform bariatric procedures to facilitate weight loss in adult patients with obesity with BMI between 30 and 50kg/m2 by enabling transoral outlet reduction (TORe) as a revision to a previous bariatric procedure. The De Novo was approved largely based on the MERIT trial, a multi-center, prospective randomized clinical trial evaluating the safety and effectiveness of ESG compared to a medically monitored regimen of diet and healthy lifestyle.
We believe the authorization of these new endoscopic systems represents a major step forward in addressing the global obesity epidemic. Beginning in the third quarter of 2022, we expect to begin education, marketing and training programs to expand visibility of the ESG procedures and thereby increase awareness, use and adoption of our suturing technologies in weight loss procedures in the U.S.
Impact of COVID-19 on Our Business
After the COVID-19 pandemic began in March 2020, our business, financial condition, and results of operations were disrupted by the various measures imposed to contain the pandemic, primarily during 2020. Beginning in the latter half of 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business has generally recovered and been sustained over levels at the beginning of the COVID-19 pandemic in 2020, though there can be no assurance that recovery will continue or that current demand levels will be sustained. In particular, new variants or outbreaks of the virus, including the Omicron and other variants, have caused and may in the future cause health systems and other healthcare providers in our markets to restrict or limit procedures, which have harmed and may continue to harm our sales recovery or growth and result in fluctuation of our product sales. Despite availability of COVID-19 vaccines, the COVID-19 pandemic, including emerging variant strains of the virus, remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations, including due to reduced demand for or limitations on procedures that use our products and supply chain disruptions. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery in sales will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.
Financial Operations Overview
Revenues
Our principal source of revenues are sales of our endoscopy products. The majority of our sales come from direct markets where sales are made to the final end customers, typically healthcare providers and institutions. In other markets, we sell our products to distributors who resell our products to end users. Revenues between periods will be impacted by several factors, including new COVID-19 variants or outbreaks, physician procedures and therapy preferences, patient procedures and therapy preferences, buying patterns of distributors, other market trends, the stability of the average sales price we charge or realize on products and changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars, which have recently come under pressure and have impacted and may continue to impact our reported OUS revenue, and inflationary pressures and macroeconomic uncertainty and their effect on consumer demand for the procedures that use our products.
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
Research and Development Expense
Research and development expense includes product development, clinical trial costs, reimbursement project costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials and other costs associated with development of our products. Research and development expense also includes salaries, benefits and other related costs, including stock-based compensation, for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development and clinical obligations.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$19,307	100.0%	$16,610	100.0%
Cost of sales	8,348	43.2%	7,487	45.1%
Gross margin	10,959	56.8%	9,123	54.9%
Operating expenses:
Sales and marketing	9,129	47.3%	6,005	36.2%
General and administrative	5,039	26.1%	5,338	32.1%
Research and development	2,917	15.1%	2,550	15.4%
Amortization of intangible assets	452	2.3%	471	2.8%
Total operating expenses	17,537	90.8%	14,364	86.5%
Loss from operations	(6,578)	(34.0)%	(5,241)	(31.6)%
Interest expense, net	1,206	6.2%	1,334	8.0%
Gain on forgiveness of PPP loan	—	—%	(2,852)	(17.2)%
Other expense (income), net	2,593	13.4%	(775)	(4.7)%
Net loss before income taxes	(10,377)	(53.6)%	(2,948)	(17.7)%
Income tax expense	49	0.3%	71	0.4%
Net loss	$(10,426)	(53.9)%	$(3,019)	(18.1)%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$35,969	100.0%	$30,467	100.0%
Cost of sales	15,637	43.5%	13,837	45.4%
Gross margin	20,332	56.5%	16,630	54.6%
Operating expenses:
Sales and marketing	17,349	48.2%	10,795	35.4%
General and administrative	10,270	28.6%	9,407	30.9%
Research and development	5,630	15.7%	4,478	14.7%
Amortization of intangible assets	908	2.5%	945	3.1%
Total operating expenses	34,157	95.0%	25,625	84.1%
Loss from operations	(13,825)	(38.5)%	(8,995)	(29.5)%
Interest expense, net	2,428	6.8%	2,686	8.8%
Gain on forgiveness of PPP loan	—	—%	(2,852)	(9.4)%
Other expense (income), net	2,351	6.5%	(1,339)	(4.4)%
Net loss before income taxes	(18,604)	(51.8)%	(7,490)	(24.5)%
Income tax expense	236	0.7%	130	0.4%
Net loss	$(18,840)	(52.5)%	$(7,620)	(24.9)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$8,370	$4,671	$13,041	$6,860	$3,764	$10,624	22.0%	24.1%	22.8%
IGB	2,237	3,839	6,076	2,094	3,659	5,753	6.8%	4.9%	5.6%
Other	186	4	190	232	1	233	(19.8)%	300.0%	(18.5)%
Total revenues	$10,793	$8,514	$19,307	$9,186	$7,424	$16,610	17.5%	14.7%	16.2%
% Total revenues	55.9%	44.1%		55.3%	44.7%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$15,590	$8,182	$23,772	$12,255	$7,008	$19,263	27.2%	16.8%	23.4%
IGB	4,301	7,506	11,807	3,564	7,152	10,716	20.7%	4.9%	10.2%
Other	383	7	390	474	14	488	(19.2)%	(50.0)%	(20.1)%
Total revenues	$20,274	$15,695	$35,969	$16,293	$14,174	$30,467	24.4%	10.7%	18.1%
% Total revenues	56.4%	43.6%		53.5%	46.5%
Total revenues for the three months ended June 30, 2022 were $19.3 million, compared to $16.6 million for the three months ended June 30, 2021, an increase of 16.2% primarily due to improved global demand and increased utilization for our ESS products. For the three months ended June 30, 2022, U.S. ESS sales grew 22.0%, an increase of $1.5 million, primarily due to increased utilization in our OverStitch product sales and price increases. IGB grew 6.8% in the U.S. due to continuing demand for this elective procedure. Total OUS sales increased $1.1 million or 14.7%, for the three months ended June 30, 2022 and was primarily driven by higher demand in our international distributor markets for both ESS and IGB products, offset in part by $0.6 million in foreign currency translation impact.
Total revenues for the six months ended June 30, 2022 were $36.0 million, compared to $30.5 million for the six months ended June 30, 2021, an increase of 18.1% due to improved demand for all our products, especially in our U.S. market where sales increased $4.0 million or 24.4%. For the six months ended June 30, 2022, U.S. ESS sales grew 27.2%, as we continue to see increased utilization in our OverStitch product sales, price increases, and higher demand for our X-Tack product which was launched in the first quarter of 2021. IGB also grew 20.7% in the U.S. due to higher demand for this elective procedure at the beginning of 2022. Total OUS sales increased $1.5 million or 10.7%, for the six months ended June 30, 2022 and was primarily driven by higher demand in our international distributor markets for both ESS and IGB products, offset in part by $0.9 million in foreign currency translation impact.
Direct market product sales accounted for approximately 79.0% of total product sales for both the three and six months ended June 30, 2022, respectively, compared to 83.4% and 81.3% for the same periods in 2021, respectively.
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

Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
			% Increase/Decrease in Constant Currency				% Increase in Constant Currency
	OUS	Total Revenues	OUS	Total Revenues	OUS	Total Revenues	OUS	Total Revenues
ESS	$5,083	$13,454	35.0%	26.6%	$8,728	$24,318	24.5%	26.2%
IGB	4,029	6,265	10.1%	8.9%	7,814	12,115	9.3%	13.1%
Total revenues	$9,117	$19,909	22.8%	19.9%	$16,549	$36,823	16.8%	20.9%
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
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$5,698	29.5%	$5,127	30.9%
Overhead	1,566	8.1%	1,493	9.0%
Other indirect costs	1,084	5.6%	867	5.2%
Total cost of sales	$8,348	43.2%	$7,487	45.1%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$10,557	29.3%	$9,507	31.1%
Overhead	3,076	8.6%	2,813	9.2%
Other indirect costs	2,004	5.6%	1,517	5.1%
Total cost of sales	$15,637	43.5%	$13,837	45.4%
Gross Margin
Gross margin as a percentage of revenue was 56.8% and 56.5% for the three and six months ended June 30, 2022, respectively, compared to 54.9% and 54.6% for the same periods in 2021. The increase in gross margin percentage for both the three and six months ended June 30, 2022 was attributed to margin expansion on our ESS product sales, primarily from improved overhead efficiencies, the impact of cost improvement projects in 2021, as well as moderate price increases in the U.S. This increase was partially offset by impact of foreign currency changes on revenue and a higher mix of distributor sales outside the U.S., which have a lower gross margin profile.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $3.1 million and $6.6 million for the three and six months ended June 30, 2022, respectively, primarily due to higher compensation, marketing spend, and increased travel in the second quarter and first half of 2022 compared to the second quarter and first half of 2021 as we continue to expand our U.S. salesforce headcount and invest in our marketing campaigns and initiatives. We expect our sales and marketing expenses to continue to increase in future periods as we stay focused on investing in our sales channel and marketing programs targeting sales growth and product utilization.
General and Administrative Expense. General and administrative expense decreased $0.3 million for the three months ended June 30, 2022 primarily due to higher non-cash stock-based compensation expense in the three months ended June 30, 2021 related to vesting of performance-based stock partially offset by higher professional services costs and software spend in the three months ended June 30, 2022.

For the six months ended June 30, 2022, general and administrative expense increased $0.9 million due to higher professional services, software spend and insurance related to the same period in 2021.
Research and Development Expense. Research and development expense increased $0.4 million and $1.2 million for the three and six months ended June 30, 2022, respectively, primarily due to higher compensation in 2022 compared to the same periods in 2021 due to expansion of our team to address key clinical needs, continued product development, and enhancing capabilities in reimbursement and market access.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three and six months ended June 30, 2022 when compared to the same periods in 2021.
Loss from Operations
Loss from operations for the three and six months ended June 30, 2022 of $6.6 million and $13.8 million, respectively, increased $1.3 million and $4.8 million, respectively, compared to $5.2 million and $9.0 million, respectively, for the same periods in 2021 due to higher operating expenses noted above partially offset by higher revenues in 2022.
Other (Income) Expenses
Interest Expense, net. Net interest expense decreased by $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 due to lower interest expense on our term loan.
Gain on Forgiveness of PPP Loan. The PPP loan was forgiven on June 1, 2021.
Other Expense (Income), net. Other expense (income), net primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in unrealized losses of $2.6 million and $2.2 million for the three and six months ended June 30, 2022, respectively, compared to unrealized gains of $0.8 million and $1.4 million for the three and six months ended June 30, 2021, respectively.
Income tax expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.0 million and $0.2 million for the three and six months ended June 30, 2022 compared to $0.1 million and $0.1 million in the same periods in 2021.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $316.3 million as of June 30, 2022. To date, we have funded our operating losses and acquisitions through equity offerings, term loans, and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access future draws on our existing credit facility, or additional funding through either equity offerings, issuances of debt instruments or both.
Management believes its existing cash and cash equivalents, additional term loans available upon certain thresholds under the Term Loans and access to financing sources will be sufficient to meet covenant, liquidity and capital requirements for the next twelve months and beyond. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. Any future cash requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs, the ability to maintain covenant compliance with our lending facility, and the cost of sales, marketing, and manufacturing activities. We may be required to seek additional equity or debt financing. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained. If we are unable to raise additional capital when desired, our business operating results and financial condition could be adversely affected.
There were no material changes to our cash requirements from contractual and other obligations for the six months ended June 30, 2022 from those disclosed in the 2021 Form 10-K.

Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(14,763)	$(6,409)
Net cash used in investing activities	(1,107)	(678)
Net cash (used in)/provided by financing activities	(46)	1,050
Effect of exchange rate changes on cash	(152)	79
Net change in cash, cash equivalents and restricted cash	$(16,068)	$(5,958)
Operating Activities
Cash used in operating activities of $14.8 million for the six months ended June 30, 2022 was primarily the result of a net loss of $18.8 million offset by non-cash items of $8.2 million, primarily related to depreciation, amortization, foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Cash used by operating assets and liabilities of $4.1 million related to higher accounts receivable as a result of the increase in revenue, increase in raw materials in correlation with the upward trend in sales, offset by changes in accounts payable and accrued expenses.
Cash used in operating activities of $6.4 million for the six months ended June 30, 2021 was primarily the result of a net loss of $7.6 million offset by non-cash items of $1.9 million primarily related to gain on forgiveness of PPP loan, depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock-based compensation. Additionally, cash used by operating assets and liabilities of $0.7 million related to accounts receivable due to the increase in revenues offset by changes in accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities of $1.1 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively, were primarily related to equipment purchases and expansion of our Costa Rica manufacturing facility associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was related to shares withheld to satisfy tax obligation in connection with vesting of restricted stock units of $0.4 million which was offset by proceeds received from exercise of stock options of $0.3 million.
Cash provided by financing activities of $1.1 million for the six months ended six months ended June 30, 2021 was for proceeds received from exercise of stock options.

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
Federal False Claims Act Action.
As previously disclosed, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. relating to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website. We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation. On February 5, 2021 the United States filed a declination to intervene in the underlying action that had prompted the investigation entitled United States of America ex rel. Mathew Fitzer M.D., et al., v. Allergan, Inc. et al., and also names the Company as a defendant. In April of 2021, the Company was served with the underlying action filed under qui tam provisions of the Federal False Claims act and related to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website during the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. In September of 2021, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In October of 2021, Relator filed an amended complaint. In March of 2022, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In April of 2022, Relator filed a motion to reconsider or, alternatively, to amend the pleading. The court denied the motion for reconsideration in May of 2022 and entered Relator’s fourth amended pleading. Apollo and co-defendant Allergan each filed motions to dismiss in June of 2022 that are currently before the court. We believe the claims are without merit, but we cannot predict the outcome of the legal proceedings or the effect on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.

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
•A weakening of U.S. and international economic conditions, including, but not limited to, recessionary impacts, may reduce consumer demand for our products, causing our sales and profitability to suffer.
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
Despite the availability of vaccinations against COVID-19, government authorities in certain jurisdictions around the world continue to impose or re-impose, as the case may be, “shelter-in-place” orders, quarantines, executive orders or similar government orders and restrictions for their residents to control the spread of COVID-19, including variants. Such orders or restrictions, and the perception that such orders or restrictions could continue or be reinstated, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, labor shortages and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, limit our access to customers and limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
We are unable to predict the duration of COVID-19’s impact on our business, including due to emerging variant strains of the virus. The widespread pandemic has resulted, and may continue to result, in significant disruption of global financial markets, which could negatively affect our liquidity. In addition, if the COVID-19 pandemic or related actions or effects result in a prolonged economic recession, it would materially affect our sales and our ability to continue as a going concern. A prolonged economic contraction or recession may also result in employer layoffs of their employees or otherwise reduced income or discretionary spending levels in markets where we conduct business, which could result in lower demand for procedures that use our products. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, reductions in employment or otherwise reduced income or discretionary spending levels in our target markets have reduced, and may continue to reduce, utilization and sales of our products.
Continued restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions have generally been relaxed or lifted and various jurisdictions reopen, we are unable to accurately predict for how long they will remain relaxed or lifted, or whether such jurisdictions will remain open, including as COVID-19 variants continue to spread in certain jurisdictions. There can be no assurances that patients or providers will continue restarting procedures that use our devices following the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have periodically deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations. New variants or outbreaks of the virus, including the Omicron variant outbreak, have caused health systems and other healthcare providers in our markets to restrict or limit procedures using our devices or have experienced reductions in or cancellations of planned procedures by patients, which have harmed and may continue to harm our sales and growth. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions or supply chain disruptions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures that we have previously instituted, could reduce the efficiency of our operations or prove insufficient.
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
We have incurred net losses since our inception in 2005. For the six months ended June 30, 2022 and 2021, we had net losses of $18.8 million and $7.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $316.3 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain regulatory approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
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
* A weakening of U.S. and international economic conditions, including, but not limited to, recessionary impacts, may reduce consumer demand for our products, causing our sales and profitability to suffer.
Adverse economic conditions in the U.S. and international markets, including the economic contraction resulting in part from the COVID-19 pandemic, may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not currently reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, and inflationary pressures, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, geopolitical events (such as the conflict between Ukraine and Russia), higher consumer debt levels, lower availability of consumer credit, higher interest rates, inflation, and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.
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
If clinical or pre-clinical trials with our products and the procedures that use our products do not result in positive outcomes for patients, fail to show meaningful patient benefit or fail or to achieve certain end points, the development of these procedures would be adversely impacted which could negatively impact the sales of our products, operations and financial condition. In March of 2021, the FDA granted a Breakthrough Device Designation for the Orbera Intragastric Balloon specifically for use in treating patients with BMI between 30 and 40 kg/m2 with noncirrhotic nonalcoholic steatohepatitis (NASH) with liver fibrosis. Orbera is currently approved by the FDA as a weight loss aid for adults suffering from obesity, with a body mass index (BMI) ≥30 and ≤40 kg/m2, who have tried other weight loss programs, such as following supervised diet, exercise, and behavior modification programs, but who were unable to lose weight and/or keep it off. Expanding the approval for Orbera will require the development of additional clinical data to support regulatory submissions to the FDA or foreign regulatory authorities. We cannot guarantee that we will be able to develop a study model that is acceptable to the FDA or that we can contract with an investigator who can timely initiate, enroll and complete such a study at a reasonable cost and who will complete such a study in a reasonable period of time.
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
However, with respect to the outcomes of the MERIT trial, we cannot assure you that such data will be viewed as favorable by physicians, patients, or regulatory agencies. A failure to achieve clinical outcomes that are viewed as favorable would negatively impact our business.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited commercial experience, changes in the market or demand for our products, the launch of new products with no sales history, as well as the ongoing COVID-19 pandemic, may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business. We also have limited experience operating our business under economic conditions characterized by high inflation or in economic recessions. As a result, we may not be able to adequately anticipate and plan given our limited experience operating our business under such volatile macroeconomic conditions. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.
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
Risks Related to Regulatory Review and Approval of Our Products
* Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the U.S. Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the De Novo process. A manufacturer can also submit a petition for a direct De Novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. Of our products, Orbera is a class III product and has been approved through the FDA’s PMA process and our suture-based products are class II products and have been cleared through the 510(k) and De Novo processes.
High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. In addition, the FDA may deem certain uses of an existing cleared general use device, such as OverStitch, to be a high risk use and may require the submission of a PMA or a De Novo 510(k) prior to expanding the device’s indication for such additional use. The De Novo process was used to secure marketing authorization for the Apollo ESG and Apollo REVISE systems as of July 2022. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. In addition, although FDA has granted PMA approval for our class III products, holding those approvals in good standing requires ongoing compliance with FDA reporting requirements and conditions of approval including the completion of lengthy and expensive post market approval studies. The De Novo 510(k) process is also more costly, lengthy and uncertain than the 510(k) clearance process. Despite the time, effort and cost required to obtain approval, there can be no assurance that we will be able to meet all FDA requirements to maintain our PMA approvals or that circumstances outside of our control may cause the FDA to withdraw our PMA approvals.
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
If we determine that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then we must file for a new 510(k) clearance or possibly De Novo, down classification, or a premarket approval application. Where we determine that modifications to our products require a new 510(k) or De Novo clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our sales.

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
Expanding the indications for our products may require new regulatory approvals or clearances, including 510(k) or De Novo clearances or PMA approvals. We have current products such as OverStitch with clearance as a general use device but no procedure-specific indications for use. In the event that we pursue the approval of expanded indications for a product, the FDA or foreign regulatory authorities may require a separate filing such as a 510(k) or De Novo submission or may deem the desired indication for use to be of high enough risk to require a PMA or similar submission. For example, the investigators conducting the MERIT trial sought and received an Investigational Device Exemption following communication from the FDA which indicated that the FDA considered the ESG procedure for weight loss to be a high risk use. We submitted a De Novo classification request to the FDA seeking 510(k) classification and clearance for the Apollo ESGTM and Apollo REVISETM devices, which consist of the OverStitch® Endoscopic Suturing System and related components (e.g., tissue helix, sutures, cinches). Apollo ESGTM is intended for use in the endoscopic sleeve gastroplasty procedure and transoral outlet reduction (a revision procedure following gastric bypass). This request was successful, with authorization obtained in July 2022 for the Apollo ESGTM, Apollo ESG SxTM, Apollo REVISETM and Apollo REVISE SxTM Systems. However, in the future we may not be successful in obtaining additional marketing authorization, clearance, of approvals for expanded indications for other products or procedures that utilize our products.
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
Accordingly, we are required to update our quality system to conform to certain requirements of MDR 2017 by May 2021. However, at this time only three of the six EUDAMED modules described by MDR 2017 are fully operational and their use is voluntary. Currently, the remaining modules of Vigilance, Clinical Investigation & Performance Studies and Market Surveillance are under development and will be released when the entire EUDAMED system is declared fully functional. We cannot predict when this may take place or how long any delays will last. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully implemented at this time. There remains uncertainty on how some new provisions are to be addressed.
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid through November 2022 and we completed all submissions of our MDR 2017 documentation to our Notified Body review by the end of January 2022. Reviews are ongoing and there are no assurances that we will not experience further delays, or that our Notified Body will conclude our documentation is sufficient. Depending on the timing of the Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates. Our Notified Body could require changes to product labeling, including intended use statements, as part of the transition to MDR 2017. If that happens, it will likely result in additional actions to maintain compliance in all our markets. We may need to pursue one or more of the following remedial actions: (i) complete additional filings globally to have those labeling changes approved in the various countries where we market and sell those products, (ii) take further advantage of electronic labeling (in compliance with European Regulation 2021/2226), or (iii) reconfigure products and labeling to be used exclusively for the European Union. These actions could take undue time and risk a lapse in our CE Mark.
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
We cannot be certain that additional funding will be available on acceptable terms, if at all. In particular, the continuing impact of the COVID-19 pandemic is highly uncertain as to the availability of additional funding and the underlying terms of such funding. In addition, United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. In addition, this volatility has also affected the ability of business to obtain credit and to raise money in the capital markets. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
•general economic and market conditions, including effects of inflationary pressures and a recessionary economic environment;
•foreign exchange fluctuations;
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
As of June 30, 2022, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1 +*	Amended and Restated Non-Employee Director Compensation Policy
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2022.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Financial Officer)