Form 10-Q
period 2022-09-30
Apollo Endosurgery, Inc.
filed 2022-11-01
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 41,634,162 shares of the issuer’s $0.001 par value common stock issued and outstanding.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$66,906	$90,691
Accounts receivable, net of allowance for doubtful accounts of $490 and $330, respectively	12,899	10,078
Inventory	16,696	11,966
Prepaid expenses and other current assets	2,270	1,965
Total current assets	98,771	114,700
Restricted cash	1,009	1,121
Property, equipment and right-of-use assets, net	7,202	5,593
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $15,856 and $14,814, respectively	3,363	4,400
Other assets	395	424
Total assets	$116,030	$131,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,771	$4,584
Accrued expenses	9,702	9,902
Total current liabilities	16,473	14,486
Long-term debt	33,839	33,473
Convertible debt	19,663	19,513
Long-term liabilities	3,741	2,819
Total liabilities	73,716	70,291
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,582,185 and 39,546,323 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	42	40
Additional paid-in capital	362,791	356,516
Accumulated other comprehensive income	7,222	2,136
Accumulated deficit	(327,741)	(297,455)
Total stockholders’ equity	42,314	61,237
Total liabilities and stockholders’ equity	$116,030	$131,528

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$19,573	$16,351	$55,542	$46,818
Cost of sales	8,835	7,124	24,472	20,961
Gross margin	10,738	9,227	31,070	25,857
Operating expenses:
Sales and marketing	8,584	6,123	25,933	16,918
General and administrative	5,193	4,574	15,463	13,981
Research and development	2,802	2,567	8,432	7,045
Amortization of intangible assets	450	467	1,358	1,412
Total operating expenses	17,029	13,731	51,186	39,356
Loss from operations	(6,291)	(4,504)	(20,116)	(13,499)
Other (income) expenses:
Interest expense, net	1,155	1,342	3,583	4,028
Gain on forgiveness of PPP loan	—	—	—	(2,852)
Other expense (income), net	3,828	721	6,179	(618)
Net loss before income taxes	(11,274)	(6,567)	(29,878)	(14,057)
Income tax expense	172	90	408	220
Net loss	$(11,446)	$(6,657)	$(30,286)	$(14,277)
Other comprehensive (loss)/income:
Foreign currency translation	3,107	388	5,086	(1,014)
Comprehensive loss	$(8,339)	$(6,269)	$(25,200)	$(15,291)
Net loss per share, basic and diluted	$(0.28)	$(0.23)	$(0.75)	$(0.52)
Shares used in computing net loss per share, basic and diluted	40,847,683	29,020,443	40,290,948	27,542,182

See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Three Months Ended September 30, 2022 and 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2021	28,624,979	$29	$281,551	$1,527	$(280,393)	$2,714
Exercise of common stock options	330,564	1	1,303	—	—	1,304
Exercise of common stock warrants	624,436	—	—	—	—	—
Issuance of restricted stock and performance stock units	178,109	—	—	—	—	—
Issuance of common stock for convertible debt interest	71,609	—	614	—	—	614
Stock-based compensation	—	—	1,545	—	—	1,545
Foreign currency translation	—	—	—	388	—	388
Net loss	—	—	—	—	(6,657)	(6,657)
Balances at September 30, 2021	29,829,697	$30	$285,013	$1,915	$(287,050)	$(92)

Balances at June 30, 2022	40,515,646	$41	$360,295	$4,115	$(316,295)	$48,156
Exercise of common stock options	22,424	—	64	—	—	64
Exercise of common stock warrants	861,869	1	(1)	—	—	—
Issuance of restricted stock and performance stock units	21,288	—	—	—	—	—
Shares held back for tax obligation in connection with restricted stock units	(6,190)	—	(40)	—	—	(40)
Issuance of common stock for convertible debt interest	167,148	—	613	—	—	613
Stock-based compensation	—	—	1,860	—	—	1,860
Foreign currency translation	—	—	—	3,107	—	3,107
Net loss	—	—	—	—	(11,446)	(11,446)
Balances at September 30, 2022	41,582,185	$42	$362,791	$7,222	$(327,741)	$42,314

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for share data)
(unaudited)

	Nine Months Ended September 30, 2022 and 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	643,569	1	2,351	—	—	2,352
Exercise of common stock warrants	2,668,247	3	(1)	—	—	2
Issuance of restricted stock and performance stock units	431,047	—	—	—	—	—
Issuance of common stock for convertible debt interest	244,861	—	1,229	—	—	1,229
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	4,791	—	—	4,791
Foreign currency translation	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	(14,277)	(14,277)
Balances at September 30, 2021	29,829,697	$30	$285,013	$1,915	$(287,050)	$(92)

Balances at December 31, 2021	39,546,323	$40	$356,516	$2,136	$(297,455)	$61,237
Exercise of common stock options	129,005	—	379	—	—	379
Exercise of common stock warrants	1,361,869	2	(2)	—	—	—
Issuance of restricted stock and performance stock units	374,803	—	—	—	—	—
Shares held back for tax obligation in connection with restricted stock units	(72,743)	—	(401)	—	—	(401)
Issuance of common stock for convertible debt interest	242,928	—	1,226	—	—	1,226
Stock-based compensation	—	—	5,073	—	—	5,073
Foreign currency translation	—	—	—	5,086	—	5,086
Net loss	—	—	—	—	(30,286)	(30,286)
Balances at September 30, 2022	41,582,185	$42	$362,791	$7,222	$(327,741)	$42,314

 See accompanying notes to the condensed consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	2022	2021
Cash flows from operating activities:
Net loss	$(30,286)	$(14,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,247	2,484
Gain on forgiveness of PPP loan	—	(2,852)
Amortization of deferred financing costs	342	377
Non-cash interest	1,463	1,304
Provision for doubtful accounts receivable	240	62
Inventory impairment	71	50
Stock-based compensation	5,073	4,791
Unrealized foreign exchange on intercompany payables	6,040	(856)
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	(2,312)
Inventory	(4,907)	(1,077)
Prepaid expenses and other assets	(344)	(951)
Accounts payable and accrued expenses	2,732	3,142
Net cash used in operating activities	(20,959)	(10,115)
Cash flows from investing activities:
Purchases of property and equipment	(1,907)	(743)
Purchases of intangibles and other assets	(326)	(218)
Net cash used in investing activities	(2,233)	(961)
Cash flows from financing activities:
Proceeds from exercise of stock options	379	2,352
Proceeds from exercise of warrants	—	2
Shares held back for tax obligation in connection with restricted stock units	(401)	—
Net cash (used in)/provided by financing activities	(22)	2,354
Effect of exchange rate changes on cash	(683)	(4)
Net change in cash, cash equivalents and restricted cash	(23,897)	(8,726)
Cash, cash equivalents and restricted cash at beginning of year	91,812	37,200
Cash, cash equivalents and restricted cash at end of period	$67,915	$28,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,867	$2,359
Cash paid for income taxes	280	36
Right-of-use assets recognized in exchange for lease obligations (non-cash)	556	(577)
Gain on forgiveness of PPP loan (non-cash)	—	2,852
Issuance of common stock for convertible debt interest (non-cash)	1,226	1,229
Issuance of common stock from conversion of convertible debt (non-cash)	—	74

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
Apollo is a medical technology company primarily focused on the development of next-generation, minimally invasive medical devices to advance gastrointestinal therapeutic endoscopy. The Company develops and distributes devices that are used by surgeons and gastroenterologists for a variety of procedures related to gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and weight loss as a treatment of obesity.
The Company’s core products include the OverStitch® Endoscopic Suturing System, the OverStitch SxTM Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and the ORBERA® Intragastric Balloon (“IGB”). All devices are regulated by the U.S. Food and Drug Administration (the “FDA”) or an equivalent regulatory body outside the U.S. In July 2022, the Company received FDA authorization for Apollo ESGTM, Apollo REVISETM, Apollo ESG SxTM and Apollo REVISE SxTM. To date, these are the first and only devices authorized by the FDA for endoscopic sleeve gastroplasty (“ESG”) and endoscopic bariatric revision.
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At September 30, 2022, the Company’s cash, cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $67,915. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company’s accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company’s payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company’s net accounts receivable as of September 30, 2022 or December 31, 2021. The Company had no single customer that comprised more than 10% of the Company's total revenues for the three and nine months ended September 30, 2022 or 2021.

(4) Inventory
Inventory consists of the following as of:

	September 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$5,755	$3,442
Work in progress	1,814	965
Finished goods	9,127	7,559
Total inventory	$16,696	$11,966
Finished goods included $72 and $120 of consigned inventory at September 30, 2022 and December 31, 2021, respectively.

(5) Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consists of the following:

	Depreciable Lives	September 30, 2022	December 31, 2021
		(unaudited)
Equipment	5 years	$8,575	$7,472
Right-of-use assets	1-8 years	3,912	3,459
Furniture, fixtures and tooling	4-8 years	2,004	1,855
Computer hardware	3-5 years	1,766	1,444
Leasehold improvements	3-7 years	2,089	2,059
Construction in process		813	483
		19,159	16,772
Less accumulated depreciation		(11,957)	(11,179)
Property, equipment and right-of-use assets, net		$7,202	$5,593
The Company recorded depreciation expense of $316 and $883 for the three and nine months ended September 30, 2022, respectively, and $285 and $1,071 for the three and nine months ended September 30, 2021, respectively. There were no impairment charges for the three and nine months ended September 30, 2022 or 2021.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
As of September 30, 2022, the maturities of the Company’s operating lease liabilities are as follows:

2022	$241
2023	892
2024	811
2025	785
2026	513
Thereafter	756
Total lease payments	3,998
Less imputed interest	(852)
Total operating lease liabilities	$3,146
Operating lease liabilities of $590 are included in accrued expenses and $2,556 are included in long-term liabilities as of September 30, 2022. Operating lease expense and cash paid within operating cash flows for operating leases was $246 and $758 for the three and nine months ended September 30, 2022, respectively, and $174 and $723 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the weighted average remaining lease term was 4.5 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 9.3%. In September 2022, the Company extended the office lease in Texas until March 2026.

(6) Accrued Expenses
Accrued expenses consists of the following as of:

	September 30, 2022	December 31, 2021
	(unaudited)
Accrued employee compensation and expenses	$5,822	$6,569
Accrued professional service fees	788	656
Accrued taxes	624	437
Lease liability	590	587
Accrued interest	307	613
Accrued returns and rebates	197	106
Other	1,374	934
Total accrued expenses	$9,702	$9,902

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
(7) Long-Term Debt
Long-term debt consists of the following as of:

	September 30, 2022	December 31, 2021
	(unaudited)
Term loan facility	$35,000	$35,000
Deferred interest	180	6
Deferred financing costs	(1,341)	(1,533)
Long-term debt	$33,839	$33,473
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
Interest expense on the Company’s long-term debt was $948 and $2,513 for the three and nine months ended September 30, 2022, respectively, and $1,048 and $3,147 for the three and nine months ended September 30, 2021, respectively.
Principal payments of the Company’s long-term debt are as follows:

2022 - 2026	$—
Thereafter	35,000
$35,000

(8) Convertible Debt
Convertible debt consists of the following as of:

	September 30, 2022	December 31, 2021
	(unaudited)
Convertible debt	$20,446	$20,446
Deferred financing costs	(783)	(933)
Total convertible debt	$19,663	$19,513
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The Company issued 75,780 shares of the Company’s common stock to holders of the Convertible Debt in January 2022 in fulfillment of accrued interest as of December 31, 2021. In July 2022, the Company issued 167,148 additional shares of common stock for accrued interest as of June 30, 2022. As of September 30, 2022, accrued interest on the Convertible Debt is $307.
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
Interest expense on the Convertible Debt was $357 and $1,070 for each of the three and nine months ended September 30, 2022, respectively, and $356 and $1,070 for each of the three and nine months ended September 30, 2021, respectively.

(9) Long-Term Liabilities
Included in other long-term liabilities as of September 30, 2022 was $1,185 for the estimated exit fee obligation to Solar Capital Ltd., our previous lender, which was reclassified from long-term debt in December 2021. The Company remains obligated to pay $1,925 upon the earlier to occur of (i) certain exit events specified in the Solar Term Facility or (ii) the Company’s achievement of trailing twelve-month revenue of $100,000. Accretion of interest expense on this long-term liability was $124 and $368 for the three and nine months ended September 30, 2022, respectively.

(10) Warrants
Warrants consist of the following as of September 30, 2022:

Warrant Expiration Date	Number of shares	Exercise price per share
No expiration	12,382,395	$0.001
During the nine months ended September 30, 2022, pre-funded warrants were exercised into 1,361,869 shares of common stock and 163,915 warrants expired.

(11) Stock-Based Compensation
A summary of the stock option activity as of September 30, 2022 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	3,482,883	$5.04	8.0 years	$12,307
Options granted	921,063	4.29
Options exercised	(129,005)	2.93
Options forfeited	(132,912)	4.41
Options outstanding, vested and expected to vest, September 30, 2022	4,142,029	$4.96	7.8 years	$4,857
Options exercisable	2,107,631	$4.89	6.8 years	$3,072
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

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Risk free interest rate	3.3%	1.0%
Expected dividend yield	—%	—%
Estimated volatility	82.8%	81.1%
Expected life	6.0 years	6.1 years
The aggregate intrinsic value in the tables above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2022 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2022 and sold the shares thereby received at the closing price of the Company’s common stock on that date. This amount changes based on the closing price of the Company’s common stock.
Additional information regarding options is as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Weighted-average grant date fair value of options granted during the period	$3.07	$4.40
Aggregate intrinsic value of options exercised during the period	$374	$3,116
Unrecognized compensation expense related to unvested options was approximately $6,642 at September 30, 2022, with a weighted average remaining amortization period of 2.7 years.
A summary of the restricted stock unit activity, including performance-based stock units, under the Company’s Equity Plans as of September 30, 2022 is presented below.

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2021	1,194,432	$5.67	$10,069
Restricted stock units granted	1,535,351	5.16
Restricted stock units released	(374,803)	5.14
Restricted stock units forfeited	(115,034)	4.42
Restricted stock units outstanding, September 30, 2022	2,239,946	$5.47	$12,342
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
In August 2021, the Company awarded 80,000 time-based restricted stock units and 120,000 performance-based restricted stock units to the Company’s chief financial officer in connection with the commencement of his employment. The time-based restricted stock units vest in four equal tranches upon completion of each year of employment. The performance-based restricted stock units vest in three equal tranches upon the achievement of revenue for the trailing four quarters equal to $70,000, $90,000, and $110,000. The revenue milestone for the first tranche was achieved as of September 30, 2022.
In May 2022, shares of performance-based restricted stock units for the Company’s chief executive officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 66,553 shares of performance-based restricted stock units and 110,267 net shares of performance-based restricted stock units being issued during the nine months ended September 30, 2022.
In August 2022, shares of time-based restricted stock units for the Company’s chief financial officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 6,190 shares of time-based restricted stock units and 13,810 net shares of time-based restricted stock units being issued during the three and nine months ended September 30, 2022.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements (continued)
(In thousands, except for share data)
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $7,781 and $838, respectively, at September 30, 2022, with a weighted average remaining amortization period of 2.9 years.

(12) Purchase Commitment
In May 2022, the Company entered into a one-year noncancellable purchase agreement to purchase $2,040 of raw materials in the normal course of business.

(13) Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 primarily consists of foreign income taxes.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382.
As of September 30, 2022, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

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
Potentially dilutive securities that are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants for common stock	12,382,395	13,948,875	12,382,395	13,948,875
Convertible debt	6,318,451	6,299,433	6,300,200	6,293,791
Common stock options	4,142,029	3,494,676	3,669,004	3,039,021
Restricted stock units	2,189,486	1,127,964	1,707,078	847,081
	25,032,361	24,870,948	24,058,677	24,128,768

(15) Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which primarily include cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term debt and Convertible Debt is estimated by management to approximate $35,000 and $19,000, respectively at September 30, 2022. Management’s estimates are based on comparisons of the characteristics of the Company's obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. (“OUS”) for the periods shown were as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$9,494	$4,937	$14,431	73.7%	$6,722	$3,504	$10,226	62.5%
IGB	1,813	3,134	4,947	25.3%	2,006	3,890	5,896	36.1%
Other	191	4	195	1.0%	215	14	229	1.4%
Total revenues	$11,498	$8,075	$19,573	100.0%	$8,943	$7,408	$16,351	100.0%
% Total revenues	58.7%	41.3%			54.7%	45.3%

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	(unaudited)
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$25,084	$13,119	$38,203	68.8%	$18,977	$10,512	$29,489	63.0%
IGB	6,114	10,640	16,754	30.2%	5,570	11,042	16,612	35.5%
Other	574	11	585	1.0%	689	28	717	1.5%
Total revenues	$31,772	$23,770	$55,542	100.0%	$25,236	$21,582	$46,818	100.0%
% Total revenues	57.2%	42.8%			53.9%	46.1%
Total distributor sales were 52.9% and 49.8% of total OUS revenues for the three and nine months ended September 30, 2022 and 46.4% and 42.4% of total OUS revenues for the three and nine months ended September 30, 2021, respectively. Sales in the next largest individual country outside the U.S. were approximately 5.0%-7.0% of total revenues for the three and nine months ended September 30, 2022, respectively, compared to approximately 6.0%-7.0% for the three and nine months ended September 30, 2021.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	September 30, 2022	December 31, 2021
	(unaudited)
U.S.	$3,851	$1,855
Costa Rica	3,163	3,436
Other	188	302
Total property, equipment and right-of-use assets, net	$7,202	$5,593

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report, such as the continuing effects of the COVID-19 pandemic and macroeconomic uncertainty on our financial condition and results of operations. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements as predictions of future events. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022 with the Securities and Exchange Commission (“SEC”). “Apollo”, Orbera®, OverStitch®, X-Tack®, OverStitch SxTM, Apollo ESGTM, Apollo ESG SxTM, Apollo REVISETM, Apollo REVISE SXTM, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered and unregistered marks of Apollo Endosurgery, Inc. in the United States and other jurisdictions.

Overview
We are a medical technology company primarily focused on the development of next-generation, minimally invasive medical devices to advance gastrointestinal therapeutic endoscopy designed to treat a variety of gastrointestinal conditions, including closure of gastrointestinal defects, managing gastrointestinal complications, and weight loss as a treatment of obesity. Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, the OverStitch SxTM Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and ORBERA® Intragastric Balloon (“IGB”). Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); treatment of swallowing disorders (peroral endoscopic myotomy); and esophageal stent fixation and obesity.
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. (“OUS”) and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Since its market introduction in 2008, over 90,000 OverStitch units have been sold for procedures worldwide. Historically, we estimate that approximately 60% of OverStitch uses in the United States have been for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty (“ESG”), approximately 25%, and bariatric revision, approximately 15%. Outside the United States, we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the United States were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%. The procedural mix has shifted, and we expect will continue to shift, to a higher percentage of endobariatric procedures.
Recent research suggests that there may be a significant untapped market for applying the OverStitch SxTM Endoscopic Suturing System, or OverStitch, to obesity treatments, including endoscopic revisions of bariatric surgeries. In the aggregate, over 200 published investigator-initiated clinical trials, involving over 6,500 ESG procedures and conducted by a variety of physicians around the world, have consistently demonstrated clinically significant excess body weight loss (in excess of 50%) and low complication rates (0.8%). In another recently conducted randomized controlled trial, participants were assigned to either an ESG procedure or an ESG procedure plus taking the weight loss drug semaglutide. Patients in the ESG-only arm demonstrated an 18.7% total body weight loss at 12 months and patients undergoing ESG and taking semaglutide had an average of 25.2% total body weight loss. We believe these results demonstrate the potential for a meaningfully expanded market opportunity for obesity treatment given the currently limited use in the United States of OverStitch for ESG and bariatric revision, as well as the ability for ESG to be performed in individuals with lower body mass indices, or BMI, thereby making the option available to more people.

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
We believe the authorization of these new endoscopic systems represents a major step forward in addressing the global obesity epidemic. Beginning in the third quarter of 2022, we have begun education, marketing and training programs to increase awareness, use and adoption of our suturing technologies in weight loss procedures in the U.S.
Impact of COVID-19 on Our Business
After the COVID-19 pandemic began in March 2020, our business, financial condition, and results of operations were disrupted by the various measures imposed to contain the pandemic, primarily during 2020. Beginning in the latter half of 2020, our sales began to recover primarily as certain public health interventions implemented by various countries to reduce COVID-19 transmission risks were eased and procedures that use our products increased. Demand for our products and our business has generally recovered and been sustained over levels at the beginning of the COVID-19 pandemic in 2020, though there can be no assurance that recovery will continue or that current demand levels will be sustained. In particular, new variants or outbreaks of the virus have caused and may in the future cause health systems and other healthcare providers in our markets to restrict or limit procedures, which have harmed and may continue to harm our sales recovery or growth and result in fluctuation of our product sales. Despite availability of COVID-19 vaccines, the COVID-19 pandemic, including emerging variant strains of the virus, remains active and continues to represent uncertainty concerning our sales outlook and risk to our business operations, including due to reduced demand for or limitations on procedures that use our products and supply chain disruptions. Business challenges and periodic disruption resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain. We cannot assure you that our recent recovery in sales will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Part II, Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak. Macroeconomic uncertainty, including inflationary pressures, supply chain challenges and foreign exchange fluctuations, as well as geopolitical events such as the war in Ukraine, have also resulted and may continue to result in challenges to our business and results of operations and may harm our ability to predict our future results and performance.
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
Other revenue includes amounts recognized for manufacturing services, freight charged to customers, and our digital aftercare support program, which we began to transfer to a third party at the beginning of 2021.
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
Research and Development Expense
Research and development expense includes product development, clinical trial costs, reimbursement project costs, quality and regulatory compliance, consulting services, outside prototyping services, outside research activities, materials and other costs associated with development of our products. Research and development expense also includes salaries, benefits and other related costs, including stock-based compensation, for personnel dedicated to these activities. Research and development expense may fluctuate between periods depending on the activity associated with our various product development, reimbursement project costs, and clinical obligations.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$19,573	100.0%	$16,351	100.0%
Cost of sales	8,835	45.1%	7,124	43.6%
Gross margin	10,738	54.9%	9,227	56.4%
Operating expenses:
Sales and marketing	8,584	43.9%	6,123	37.4%
General and administrative	5,193	26.5%	4,574	28.0%
Research and development	2,802	14.3%	2,567	15.7%
Amortization of intangible assets	450	2.3%	467	2.9%
Total operating expenses	17,029	87.0%	13,731	84.0%
Loss from operations	(6,291)	(32.1)%	(4,504)	(27.6)%
Interest expense, net	1,155	5.9%	1,342	8.2%
Other expense, net	3,828	19.6%	721	4.4%
Net loss before income taxes	(11,274)	(57.6)%	(6,567)	(40.2)%
Income tax expense	172	0.9%	90	0.6%
Net loss	$(11,446)	(58.5)%	$(6,657)	(40.8)%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$55,542	100.0%	$46,818	100.0%
Cost of sales	24,472	44.1%	20,961	44.8%
Gross margin	31,070	55.9%	25,857	55.2%
Operating expenses:
Sales and marketing	25,933	46.7%	16,918	36.1%
General and administrative	15,463	27.8%	13,981	29.9%
Research and development	8,432	15.2%	7,045	15.0%
Amortization of intangible assets	1,358	2.4%	1,412	3.0%
Total operating expenses	51,186	92.1%	39,356	84.0%
Loss from operations	(20,116)	(36.2)%	(13,499)	(28.8)%
Interest expense, net	3,583	6.5%	4,028	8.6%
Gain on forgiveness of PPP loan	—	—%	(2,852)	(6.1)%
Other expense (income), net	6,179	11.1%	(618)	(1.3)%
Net loss before income taxes	(29,878)	(53.8)%	(14,057)	(30.0)%
Income tax expense	408	0.7%	220	0.5%
Net loss	$(30,286)	(54.5)%	$(14,277)	(30.5)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$9,494	$4,937	$14,431	$6,722	$3,504	$10,226	41.2%	40.9%	41.1%
IGB	1,813	3,134	4,947	2,006	3,890	5,896	(9.6)%	(19.4)%	(16.1)%
Other	191	4	195	215	14	229	(11.2)%	(71.4)%	(14.8)%
Total revenues	$11,498	$8,075	$19,573	$8,943	$7,408	$16,351	28.6%	9.0%	19.7%
% Total revenues	58.7%	41.3%		54.7%	45.3%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			% Increase/ (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$25,084	$13,119	$38,203	$18,977	$10,512	$29,489	32.2%	24.8%	29.6%
IGB	6,114	10,640	16,754	5,570	11,042	16,612	9.8%	(3.6)%	0.9%
Other	574	11	585	689	28	717	(16.7)%	(60.7)%	(18.4)%
Total revenues	$31,772	$23,770	$55,542	$25,236	$21,582	$46,818	25.9%	10.1%	18.6%
% Total revenues	57.2%	42.8%		53.9%	46.1%
Total revenues for the three months ended September 30, 2022 were $19.6 million, compared to $16.4 million for the three months ended September 30, 2021, an increase of $3.2 million, or 19.7%, due to strong global demand for our ESS products, partially offset by a decline in IGB product sales of 16.1% primarily due to summer seasonality, broader macroeconomic impacts affecting patient demand, and foreign currency translation impact of $0.7 million on OUS revenues. For the three months ended September 30, 2022, U.S. ESS sales grew 41.2%, an increase of $2.8 million, primarily due to improved demand for our ESS products, moderate price increases, and higher demand for our X-Tack product which was launched in the first quarter of 2021. IGB product sales declined $0.2 million in the U.S. Total OUS ESS sales increased $1.4 million, or 40.9%, for the three months ended September 30, 2022 and were primarily driven by higher demand in our international distributor markets. OUS IGB products declined $0.8 million in our OUS direct markets due to factors noted above.
Total revenues for the nine months ended September 30, 2022 were $55.5 million, compared to $46.8 million for the nine months ended September 30, 2021, an increase of 18.6% due to continued strong global demand for our ESS products, especially in our U.S. market where sales increased $6.5 million or 25.9%. For the nine months ended September 30, 2022, U.S. ESS sales grew 32.2%, as we continue to see increased utilization in our OverStitch product sales, moderate price increases, and higher demand for our X-Tack product. IGB also grew 9.8% in the U.S. due to higher demand for this elective procedure primarily in the first half of 2022. Total OUS sales increased $2.2 million, or 10.1%, for the nine months ended September 30, 2022 and were primarily driven by higher demand in our international distributor markets for both ESS and IGB products, offset in part by $1.5 million in foreign currency translation impact and lower IGB sales in our OUS direct markets during the third quarter of 2022.
Direct market product sales accounted for approximately 78.2% and 78.7% of total product sales for the three and nine months ended September 30, 2022, respectively, compared to 79.0% and 80.5% for the same periods in 2021, respectively.
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

Non-GAAP product sales percentage change in constant currency were as follows:

	Three Months Ended September 30, 2022
					% Increase in Constant Currency
	OUS reported	Foreign Exchange	Non-GAAP OUS	Non-GAAP Total Revenues	OUS	Total Revenues
ESS	$4,937	$426	$5,363	$14,857	53.1%	45.3%
IGB	3,134	246	3,380	5,193	(13.1)%	(11.9)%
Total revenues	$8,075	$672	$8,747	$20,245	18.1%	23.8%

	Nine Months Ended September 30, 2022
					% Increase in Constant Currency
	OUS reported	Foreign Exchange	Non-GAAP OUS	Non-GAAP Total Revenues	OUS	Total Revenues
ESS	$13,119	$971	$14,090	$39,174	34.0%	32.8%
IGB	10,640	554	11,194	17,308	1.4%	4.2%
Total revenues	$23,770	$1,525	$25,295	$57,067	17.2%	21.9%
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

Cost of Sales
Costs of product sales for the periods shown were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$6,335	32.4%	$5,081	31.1%
Overhead	1,357	6.9%	1,225	7.5%
Other indirect costs	1,143	5.8%	818	5.0%
Total cost of sales	$8,835	45.1%	$7,124	43.6%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	$16,892	30.4%	$14,588	31.2%
Overhead	4,433	8.0%	4,038	8.6%
Other indirect costs	3,147	5.7%	2,335	5.0%
Total cost of sales	$24,472	44.1%	$20,961	44.8%
Gross Margin
Gross margin as a percentage of revenue was 54.9% and 55.9% for the three and nine months ended September 30, 2022, respectively, compared to 56.4% and 55.2% for the same periods in 2021. The decline in gross margin percentage for the three months ended September 30, 2022 was primarily due to the impact of foreign currency changes on revenue, lower IGB product sales which have a higher gross margin profile, and a higher percentage of revenues from OUS distributors, which have a lower gross margin profile. The increase in gross margin percentage for the nine months ended September 30, 2022 was attributed to margin expansion on our ESS product sales, primarily from improved overhead efficiencies, the impact of cost improvement projects completed in 2021, as well as moderate price increases in the U.S. This increase was partially offset by impact of foreign currency changes on revenue and a higher mix of distributor sales outside the U.S., which have a lower gross margin profile.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $2.5 million and $9.0 million for the three and nine months ended September 30, 2022, respectively, primarily due to higher compensation, marketing spend, and increased travel compared to the same periods in 2021 as we continue to expand our U.S. salesforce headcount and invest in our marketing campaigns and initiatives. We expect our sales and marketing expenses to continue to increase in future periods as we stay focused on investing in our sales channel and marketing programs targeting sales growth and product utilization.
General and Administrative Expense. General and administrative expense increased $0.6 million for the three months ended September 30, 2022 primarily due to higher compensation and software costs compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, general and administrative expense increased $1.5 million due to higher compensation, professional services, software costs and insurance coverage compared to the same period in 2021.
Research and Development Expense. Research and development expense increased $0.2 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, primarily due to higher compensation in 2022 compared to the same periods in 2021 due to expansion of our team to address key clinical needs, continued product development, and enhancing capabilities in reimbursement and market access.
Amortization of Intangible Assets. Amortization of intangible assets remained unchanged for the three and nine months ended September 30, 2022 when compared to the same periods in 2021.
Loss from Operations
Loss from operations for the three and nine months ended September 30, 2022 of $6.3 million and $20.1 million, respectively, increased $1.8 million and $6.6 million, respectively, compared to $4.5 million and $13.5 million, respectively, for the same periods in 2021 due to higher operating expenses noted above partially offset by higher revenues in 2022.

Other (Income) Expenses
Interest Expense, net. Net interest expense decreased by $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 due to lower interest expense on our term loan and higher interest income in the third quarter of 2022.
Gain on Forgiveness of PPP Loan. The Paycheck Protection Program (“PPP”) loan was forgiven on June 1, 2021.
Other Expense (Income), net. Other expense (income), net primarily consists of realized and unrealized foreign exchange losses on short-term intercompany loans denominated in U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in unrealized losses of $3.8 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, compared to unrealized gains of $0.5 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.
Income tax expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.2 million and $0.4 million for the three and nine months ended September 30, 2022 compared to $0.1 million and $0.2 million in the same periods in 2021.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $327.7 million as of September 30, 2022. To date, we have funded our operating losses and acquisitions through equity offerings, term loans, and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access future draws on our existing credit facility, or additional funding through either equity offerings, issuances of debt instruments or both.
Management believes its existing cash and cash equivalents, additional term loans available upon certain thresholds under the Term Loans and access to financing sources will be sufficient to meet covenant, liquidity and capital requirements for the next twelve months and beyond. Management periodically evaluates our liquidity requirements, alternative uses of capital, capital needs and available resources. Any future cash requirements will depend on many factors including market acceptance of our products, the cost of our research and development activities, the cost and timing of additional regulatory clearance and approvals, the cost and timing of identified gross margin improvement projects, the cost and timing of clinical programs and reimbursement projects, the ability to maintain covenant compliance with our lending facility, and the cost of sales, marketing, and manufacturing activities. We may be required to seek additional equity or debt financing. As a result of this process, we have in the past, and may in the future, explore alternatives to finance our business plan, including, but not limited to, sales of common stock, preferred stock, convertible securities or debt financings, reduction of planned expenditures, or other sources, although there can be no assurances that such additional funding could be obtained. If we are unable to raise additional capital when desired, our business operating results and financial condition could be adversely affected.
There were no material changes to our cash requirements from contractual and other obligations for the nine months ended September 30, 2022 from those disclosed in the 2021 Form 10-K other than the lease obligations discussed in Note 5 to the accompanying condensed consolidated financial statements.
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(20,959)	$(10,115)
Net cash used in investing activities	(2,233)	(961)
Net cash (used in)/provided by financing activities	(22)	2,354
Effect of exchange rate changes on cash	(683)	(4)
Net change in cash, cash equivalents and restricted cash	$(23,897)	$(8,726)
Operating Activities
Cash used in operating activities of $21.0 million for the nine months ended September 30, 2022 was primarily the result of a net loss of $30.3 million offset by non-cash items of $15.5 million, primarily related to depreciation, amortization, unrealized foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Cash used by operating assets and liabilities of $6.1 million related to higher accounts receivable as a result of the increase in revenue, increase in raw materials and finished goods inventory in correlation with the upward trend in sales, offset by changes in accounts payable and accrued expenses.

Cash used in operating activities of $10.1 million for the nine months ended September 30, 2021 was primarily the result of a net loss of $14.3 million offset by non-cash items of $5.4 million primarily related to gain on forgiveness of PPP loan, depreciation, amortization, foreign exchange on intercompany loans, non-cash interest and stock-based compensation. Additionally, cash used by operating assets and liabilities of $1.2 million related to accounts receivable due to the increase in revenues and increase in inventory purchases which was partially offset by changes in accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities of $2.2 million for the nine months ended September 30, 2022 were primarily related to equipment purchases and ongoing investments in our intellectual property portfolio. Cash used in investing activities of $1.0 million for the nine months ended September 30, 2021, were primarily related to equipment purchases and expansion of our Costa Rica manufacturing facility associated with our product development and gross margin improvement projects, as well as ongoing investments in our intellectual property portfolio.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 was related to shares withheld to satisfy tax obligation in connection with vesting of restricted stock units of $0.4 million which was offset by proceeds received from exercise of stock options of $0.4 million.
Cash provided by financing activities of $2.4 million for the six months ended nine months ended September 30, 2021 was related to proceeds received from exercise of stock options.

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
Federal False Claims Act Action.
As previously disclosed, in March 2017, we were informed by the Department of Justice that we were a subject in a federal False Claims Act investigation concerning whether there had been a violation of the False Claims Act, 31 U.S.C. § 3729 et. seq. relating to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website. We cooperated fully with the investigation, and on August 21, 2017, we were notified by the Department of Justice that we were no longer a subject in such investigation. On February 5, 2021 the United States filed a declination to intervene in the underlying action that had prompted the investigation entitled United States of America ex rel. Mathew Fitzer M.D., et al., v. Allergan, Inc. et al., and also names the Company as a defendant. In April of 2021, the Company was served with the underlying action filed under qui tam provisions of the Federal False Claims act and related to the marketing of the Lap-Band System, including the web-based physician locator provided on the Lap-Band.com website during the period before and after our acquisition in December 2013 of the obesity intervention division of Allergan, Inc. In September of 2021, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In October of 2021, Relator filed an amended complaint. In March of 2022, the court granted a motion to dismiss the qui tam claim for failing to state a claim. In April of 2022, Relator filed a motion to reconsider or, alternatively, to amend the pleading. The court denied the motion for reconsideration in May of 2022 and entered Relator’s fourth amended pleading. Apollo and co-defendant Allergan each filed motions to dismiss in June of 2022 that were denied in August of 2022. We believe the claims are without merit, but we cannot predict the outcome of the legal proceedings or the effect on our business, but it is possible that the foregoing matter could result in a material adverse effect on our business, reputation, results of operation and financial condition.

ITEM 1A. RISK FACTORS
SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Our business has been and likely will continue to be adversely affected by the COVID-19 pandemic.
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

Risks Related to Our Business
* Our business has been and likely will continue to be adversely affected by the COVID-19 pandemic.
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
Despite the availability of vaccinations against COVID-19, government authorities in certain jurisdictions around the world continue to impose or re-impose, as the case may be, travel and other restrictions to control the spread of COVID-19, including variants. Such restrictions, and the perception that such restrictions could continue or be reinstated, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, labor shortages and cancellation of events, among other effects. We continue to monitor our operations and government mandates and may elect or be required to limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
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
Continued or renewed restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may continue to cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. Even as governmental restrictions have generally been relaxed or lifted and various jurisdictions reopen, we are unable to accurately predict for how long they will remain relaxed or lifted, or whether such jurisdictions will remain open, including as COVID-19 variants continue to spread in certain jurisdictions. There can be no assurances that patients or providers will continue restarting procedures that use our devices following the lifting, relaxation or termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19. Our distributors have periodically deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations. New variants or outbreaks of the virus have caused health systems and other healthcare providers in our markets to restrict or limit procedures using our devices or have experienced reductions in or cancellations of planned procedures by patients, which have harmed and may continue to harm our sales and growth. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions or supply chain disruptions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce, including cost saving measures that we have previously instituted, could reduce the efficiency of our operations or prove insufficient.
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
We have incurred net losses since our inception in 2005. For the nine months ended September 30, 2022 and 2021, we had net losses of $30.3 million and $14.3 million, respectively. As of September 30, 2022, we had an accumulated deficit of $327.7 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain regulatory approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
Our long-term growth depends on our ability to successfully develop the therapeutic endoscopy market and successfully commercialize our Endoscopy products.
It is important to our business that we continue to build a market for therapeutic endoscopy procedures within the gastroenterology and bariatric communities. Our Endoscopy products offer non-surgical and minimally invasive solutions and technology that enable new options for physicians treating their patients who suffer from a variety of gastrointestinal conditions, including obesity. However, this is a new market and developing this market is expensive and time-consuming and may not be successful due to a variety of factors including lack of physician adoption, patient demand, or both. Many of our products are designed to work in cooperation with third party equipment such as flexible endoscopes whose design, specifications and continued availability is outside of our control. Changes to the design or specifications, withdrawals from the market, limited availability or other changes that limit the use and acceptance of such third party equipment may limit the market for our products or make our existing products obsolete. Even if we are successful in developing additional products in the Endoscopy market, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
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
* A weakening of U.S. and international macroeconomic conditions, including, but not limited to, inflation and recessionary impacts, may harm our sales, profitability and results of operations.
Adverse economic conditions in the U.S. and international markets, including the economic contraction and inflationary pressures resulting in part from the COVID-19 pandemic and governmental and regulatory responses to its effects, may negatively affect our revenues and operating results. Our Endoscopy products, such as the Intragastric Balloon products, have limited reimbursement, and in most cases are not currently reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products may be negatively affected by adverse economic conditions impacting consumer spending, including among others, and inflationary pressures, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, geopolitical events (such as the conflict between Ukraine and Russia), higher consumer debt levels, lower availability of consumer credit, higher interest rates, inflation, and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us. Foreign exchange fluctuations have also negatively impacted and may continue to negatively impact our revenue from international markets.
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
•out of pocket cost for an elective procedure; and
•alternative treatments or competitive products, including pharmacological products, or procedures that are perceived to be more effective or less expensive.
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
Further, with any clinical or pre-clinical study relating to our products, we cannot guarantee that the results of any such study will be timely finalized and made public or that the results of any study will be viewed as favorable by regulatory authorities, physicians, patients or payors. For example, in 2017, we entered into a clinical trial agreement with The Mayo Clinic in Rochester, Minnesota to undertake the MERIT trial to evaluate the long-term safety and efficacy of Endoscopic Sleeve Gastroplasty (“ESG”) compared to efficacy endpoints set forth in a consensus statement of the American Society for Gastrointestinal Endoscopy (“ASGE”) and the American Society of Metabolic Bariatric Surgery (“ASMBS”) and its impact on obesity related comorbidities in patients with obesity and BMI range of 30 to 45 kg/m2. ESG is an endoscopic procedure that involves the creation of plications in the stomach, through a series of stacked suture-based plications, to reduce stomach volume; the plications form a sleeve, which reduces stomach capacity and slows gastric emptying to induce weight loss. Adverse events that may occur during or following an ESG procedure include the following: pharyngitis/sore throat, nausea, vomiting, abdominal pain and/or bloating, hemorrhage, hematoma, conversion to laparoscopic or open procedure, stricture, infection, sepsis, pharyngeal and/or esophageal perforation, esophageal and/or pharyngeal laceration, intra-abdominal (hollow or solid) visceral injury, aspiration, acute inflammatory tissue reaction and death. Additional clinical risks may be identified as more clinical data on ESG is developed and analyzed. In July of 2022, the results of the MERIT trial were published in The Lancet.
With respect to the outcomes of the MERIT trial, we cannot assure you that the published data will be viewed as favorable by physicians, patients, or regulatory agencies. A failure to achieve clinical outcomes that are viewed as favorable would negatively impact our business.
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
Our future financial performance will depend in part on our ability to develop and manufacture new products or to acquire new products in a cost-effective manner, to introduce these products to the market on a timely basis and to achieve market acceptance of these products. Factors which may result in delays of new product introductions include capital constraints, research and development delays, lack of personnel with sufficient experience or competence, delays in acquiring regulatory approvals or clearances, including obtaining regulatory approval for new indications for use, delays in closing acquisition transactions, or delays in receiving necessary approval from a hospital or healthcare facility to introduce a new product or procedure. The COVID-19 pandemic may contribute to such delays, particularly as research and development may be narrowed to key projects and activities. Future product introductions may fail to achieve expected levels of market acceptance including physician adoption, patient awareness or both. Factors impacting the level of market acceptance include the timeliness of our product introductions, the effectiveness of medical education efforts, the effectiveness of patient awareness and educational activities, successful product pricing strategies, available financial and technological resources for product promotion and development, the ability to show clinical benefit from future products, the scope of the indicated use for new products and the availability of coverage and reimbursement for procedures that use future products.
The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
The products we currently market have been approved or cleared by the FDA and other foreign regulatory bodies for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-approved or cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved or cleared by the FDA or any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
We create internal operational forecasts to determine requirements for components and materials used in the manufacture of our products and to make production plans. Our limited commercial experience, changes in the market or demand for our products, the launch of new products with no sales history, strategic shifts in or initiatives for our business and operations, macroeconomic uncertainty, including the effects on inflation and foreign exchange fluctuations, as well as the COVID-19 pandemic, may make it difficult for us to accurately predict future production requirements. If we forecast inaccurately, this may cause us to have shortfalls or backorders that may negatively impact our reputation with customers and cause them to seek alternative products, or could lead us to have excessive inventory, scrap or similar operational and financial inefficiency that could harm our business. We also have limited experience operating our business under economic conditions characterized by strategic shifts in or initiatives for our business and operations, macroeconomic uncertainty, including the effects on inflation and foreign exchange fluctuations, high inflation or in economic recessions. As a result, we may not be able to adequately anticipate and plan given our limited experience operating our business under such volatile macroeconomic conditions. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.
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
Our subsidiary that manages our European business is located in the U.K. and, thus, there are many ways in which our business operations may be impacted by Brexit, only some of which we can identify at this time. Apollo products are currently registered in the U.K. and will need to complete an audit in 2023, demonstrating requirements to apply to UKAS mark to its devices. Financial markets could experience volatility which could negatively impact currency exchange rates and therefore the translated U.S. dollar value of our local currency sales to customers in the U.K. or Europe. We do not hedge our foreign currency transaction or translation risks. Our warehousing and distribution hub for Europe is in the Netherlands and distribution of our products in the U.K. market may be slowed or disrupted and thus, our U.K. sales may suffer as a result.
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
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. Industry-wide, Notified Bodies are experiencing much longer review times on these files and this creates additional uncertainty over the timely transition to MDR 2017. Our CE certificates under MDD are valid until November 18, 2022 and we completed all submissions of our MDR 2017 documentation to our Notified Body review by the end of January 2022. Reviews of our legacy products are in the final stages and it appears that the company will successfully transition these products to MDR. However, we may yet experience further delays, or our Notified Body may still conclude that our documentation is insufficient or that one or more of our products do not meet all the requirements to support CE Marking under MDR. Depending on the timing of the Notified Body review, we may not be able to supplement or correct our documentation prior to the expiration of our CE certificates. Our Notified Body has required changes to product labeling, including intended use statements, as part of the transition to MDR 2017. This will result in additional actions to maintain compliance in all our markets. We may need to pursue one or more of the following remedial actions: (i) take further advantage of electronic labeling (in compliance with European Regulation 2021/2226), (ii) complete additional filings globally to have those labeling changes approved in the various countries where we market and sell those products, or (iii) reconfigure products and labeling to be used exclusively for the European Union. Currently, we are prioritizing implementation of electronic labeling as the most expeditious action to remain compliant in the EU and globally. Implementation of electronic labeling is requiring Apollo to update its final device specifications and to develop additional systems to provide physical instructions for use (IFU) in markets that do not accept electronic IFUs. These actions could take undue time and risk a lapse in our CE Mark, interrupting our ability to manufacture, or our ability to sell devices in countries that do not accept electronic IFUs. We expect it will be a period of weeks between the time that the Notified Body confirms that they will CE mark Apollo’s legacy products and when Apollo receives new CE Certificates under MDR. This could cause a disruption in manufacturing. X-Tack has not yet been reviewed by the Notified Body.
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
As of September 30, 2022, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
August 1 - 31	6,190	$6.46
Total	6,190	$6.46
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with net settlement of equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	Form 8-K	001-35706	3.2	June 13, 2017
10.1 +*	Apollo Endosurgery, Inc. Amended Non-Employee Director Compensation Policy

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule / Form	File Number	Exhibit	Filing Date
10.2	Third Amendment to Office Lease Agreement, dated September 30, 2022, by and between Apollo Endosurgery, Inc. and BC Exchange Cityview Master Tenant, LLC (successor in interest to Aslan IV Austin, LLC)	Form 8-K	001-35706	99.1	October 6, 2022
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1# *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2# *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS *	Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2022.

APOLLO ENDOSURGERY, INC.

/s/ Charles McKhann
Charles McKhann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Financial Officer)