Form 10-K
period 2022-12-31
Apollo Endosurgery, Inc.
filed 2023-03-30
CIK 1251769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors of the registrant are affiliates of the registrant) was computed based on the adjusted close price of $3.65 as reported on the Nasdaq Global Market on June 30, 2022 is $131,397,602.

As of March 15, 2023, there were 57,971,919 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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
SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Failure to complete, or delays in completing, the Merger with Boston Scientific announced on November 29, 2022 could materially and adversely affect our results of operations and our stock price.
•Uncertainty about the Merger or negative publicity related to the Merger may adversely affect relationships with existing or prospective physicians, patients, payors, hospitals, surgical centers partners and distributors, suppliers, employees and other business partners, whether or not the Merger is completed.
•Our business has been and likely will continue to be adversely affected by the COVID-19 pandemic.
•We have incurred significant operating losses since inception and may not be able to achieve profitability.
•Our long-term growth depends on our ability to successfully develop the endobariatric weight loss and therapeutic endoscopy markets and successfully commercialize our Endoscopy products.
•A weakening of U.S. and international macroeconomic conditions, including, but not limited to, inflation and recessionary impacts, may harm our sales and results of operations.
•Our future growth may depend on physician adoption and recommendation of procedures utilizing our products.
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
•Our products are subject to extensive regulation by the FDA and foreign regulatory authorities, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the U.S. Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive regulatory oversight.
•If our products contribute to a serious injury or death, or malfunction in certain ways, we may be subject to liability claims and will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
•If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
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
Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System, Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™, Apollo REVISE Sx™ Systems and Orbera® Intragastric Balloon.
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

Beginning in 2021, we have revitalized our organization with the addition of key members to our senior leadership team, including our Chief Executive Officer, Chief Financial Officer, Vice President of U.S. Sales, Vice President of Marketing and Medical Education, and Vice President of Market Access and Reimbursement. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address substantial unmet clinical needs in gastroenterology and bariatrics. We intend to become a technology provider of choice for doctors, hospitals, healthcare systems, and payors.
Proposed Acquisition by Boston Scientific Corporation
On November 29, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Scientific Corporation (“Boston Scientific”) and Textile Merger Sub, Inc., an indirect wholly owned subsidiary of Boston Scientific (“Merger Sub”), providing for the acquisition of Apollo by Boston Scientific. Upon the terms and subject to the conditions of the Merger Agreement, Boston Scientific will acquire Apollo via the merger of Merger Sub with and into Apollo, with the separate corporate existence of Merger Sub thereupon ceasing and Apollo continuing as the surviving company and an indirect wholly owned subsidiary of Boston Scientific (the “Merger”). The Merger was approved by our stockholders on February 9, 2023. The consummation of the Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions. If the Merger is consummated, each of our stockholders will be entitled to receive $10.00 in cash, without interest thereon, for each share of our common stock that the stockholder owns immediately prior to the time at which Merger has become effective, unless the stockholder is entitled to and has properly exercised and not waived, withdrawn, failed to perfect or otherwise lost the stockholder’s appraisal rights.
The Merger Agreement contains certain customary termination rights for Apollo and Boston Scientific. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, Boston Scientific will be obligated to pay to the Company a termination fee equal to (i) $30.0 million in cash if, prior to such termination, Boston Scientific has not exercised its right to extend the date by which the Merger must become effective pursuant to the Merger Agreement (the “Outside Date”) from January 31, 2024 to July 31, 2024, or (ii) $50.0 million in cash if, prior to such termination, Boston Scientific has exercised its right to extend the Outside Date from January 31, 2024 to July 31, 2024. If the Merger Agreement is terminated under other certain specified circumstances, Apollo will be obligated to pay to Boston Scientific a termination fee equal to $19.0 million in cash.
See the section titled “Risk Factors — Risks Related to our Proposed Transaction with Boston Scientific” included under Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the risks associated with the Merger.
Recent Developments
In July 2022, we announced the marketing authorization of the Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ Systems through the U.S. Food and Drug Administration’s (FDA) De Novo Classification process, a rigorous pre-market pathway for low-to moderate-risk devices without a predicate. These products are the first and only devices authorized by the FDA for endoscopic sleeve gastroplasty (ESG) and endoscopic bariatric revision. In the third quarter of 2022, we began education, marketing and training programs to increase awareness, use and adoption of our suturing technologies in weight loss procedures in the U.S. We have initiated a limited launch and completed our first commercial sale in the first quarter of 2023.
Also in July 2022 the landmark Multi-center ESG Randomized Interventional Trial (MERIT) was published in The Lancet. The MERIT study is a multi-center, prospective randomized clinical trial evaluating the safety and effectiveness of the Endoscopic Sleeve Gastroplasty (ESG) procedure, a minimally invasive, endoscopic weight loss procedure performed with Apollo Endosurgery’s OverStitch® Endoscopic Suturing System. In the study, patients with Body Mass Index (BMI) ≥30 and ≥40 kg/m² were randomized to treatment with ESG and lifestyle modification or to a control group which involved lifestyle modification alone. At the conclusion of the primary endpoint (52 weeks), qualifying patients in the control group were allowed to cross-over to ESG if they met certain conditions. Nine U.S. centers participated in the study, representing both gastroenterology and bariatric surgery practices from academic and community settings. One hundred and fifty-seven subjects completed the study through 52 weeks of follow up (68 treatment and 89 control subjects). Seventy-two control patients crossed over to treatment at 52 weeks, and both groups were followed an additional 52 weeks. Key results for patients undergoing ESG include:
•49.2% excess body weight loss at 12 months in the treatment group (vs 3.2% EWL in control);
•16.3% average total body weight loss in the responder group;
•68.3% of responders maintained at least 25% EWL at 104 weeks;
•improvements in quality of life, eating behaviors, and depression; and

•three ESG patients (2.0%) experienced a device or procedure related serious adverse event, all of which resolved and did not require intensive care or surgical intervention.
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
In December 2013, we entered into an asset purchase agreement to acquire the obesity intervention division of Allergan, Inc. The assets acquired were the Lap-Band® System and related laparoscopic surgery accessories (the Surgical product line) and the Orbera Intragastric Balloon System. In conjunction with this purchase agreement, we entered into several agreements whereby Allergan agreed to provide manufacturing and distribution support over a two-year period as we established our own capabilities. Our 2013 acquisition of Allergen’s obesity intervention division included their international sales distribution channel, which continues to be a strategic asset for us. In December 2018, we subsequently divested our assets related to the Surgical product line, including the LapBand system. Currently, over 40% of our revenue is derived from customers outside the United States.
In December 2016, we completed a business combination (the “Lpath Merger”) with Lpath, Inc. (“Lpath”), a publicly traded company. Following the Lpath Merger, Lpath was renamed “Apollo Endosurgery, Inc.” and our common stock began trading on The Nasdaq Global Market under the symbol “APEN.”
“Orbera”, “OverStitch”, “X-Tack”, “Apollo ESG”, “Apollo REVISE”, the Apollo logo and other trademarks or service marks of Apollo Endosurgery, Inc. appearing in this annual report are the property of Apollo Endosurgery, Inc. Other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.
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
Our endoscopy products are designed to treat a variety of gastrointestinal conditions including closure of gastrointestinal defects, managing gastrointestinal complications and the treatment of obesity. For the year ended December 31, 2022, 70% of our total sales related to the OverStitch Endoscopic Suturing System and X-Tack Endoscopic HeliX Tacking System products and 29% related to the Orbera Intragastric Balloon System products.
We believe the addressable global market for intragastric balloons is about $100 million, and the historical addressable market for our endoscopy products is approximately $215 million, consisting of a $175 million primarily U.S. market for advanced upper gastrointestinal defect closure. We intend to expand our future potential addressable market through new indications for our current products, new applications for existing solutions, increased clinical support and increased reimbursement.

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
By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address substantial unmet clinical needs in gastrointestinal and weight loss applications. We intend to become a partner of choice for doctors, hospitals, healthcare systems, and payors. We are committed to attracting, engaging, and retaining the best talent in the industry.
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
Currently, we estimate that our products have been used in over 90% of the top 20 research hospitals and top 25 GI specialized hospitals in the U.S. We intend to leverage our clinical experience in these leading academic institutions and hospitals to further penetrate existing accounts, as well as expand our global user base, through clinical research, clinical selling and training, peer-to-peer education programs, industry and society collaborations, product enhancement, new product development initiatives and expanding regulatory indications and obtaining new regulatory approvals in strategic markets.
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

Worldwide obesity numbers have nearly tripled since 1975. More than 650 million people are now considered clinically obese. In the U.S., more than 100 million adults are obese, comprising in excess of 40% of the adult population. Obesity related conditions including heart disease, stroke, type 2 diabetes, liver disease, and certain types of cancer are among the leading causes of preventable, premature death. Obesity costs the U.S. health care system more than $170 billion a year, yet less than 1% of eligible obese patients are treated with bariatric surgical weight loss procedures each year.
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
Our Orbera intragastric balloon is currently a leading gastric weight loss balloon worldwide, with over 450,000 balloons placed globally to date. We expect to leverage recent market momentum, including clinical practice guidelines published by the American Gastroenterology Association in 2021 recommending the use of intragastric balloons for obesity management, to drive growth for our Orbera products.
One of the most promising newly developed weight-loss procedures is commonly referred to as endoscopic sleeve gastroplasty (“ESG”). ESG is a minimally-invasive (nonsurgical) weight loss procedure that uses Apollo ESG™ or the OverStitch Endoscopic Suturing System to transorally reduce the volume of a person’s stomach; similar to the goal of a surgical sleeve gastrectomy procedure but without the invasiveness and need for amputation of a significant portion of the patient’s stomach. The potential advantages of an ESG procedure include maintaining the original structural and functional integrity of the stomach, providing clinically meaningful weight loss, low adverse events, reversibility, short recovery time, and avoidance of surgical incisions. We believe the application of Apollo ESG™ in the U.S. or OverStitch in markets outside the U.S. to bariatric weight loss procedures addresses many of the concerns that patients have about traditional bariatric surgeries. In addition, the ESG procedure has the potential to fill an important clinical gap between diet, exercise and medications for patients with a relatively low BMI and traditional bariatric surgeries that are often reserved for patients with a BMI > 40 kg/m2. To date, there have been more than 6,500 participants studied in ESG clinical trials. Clinically, these trials show average excess body weight loss greater than 50% and a low adverse event rate. In fact, clinical studies of the ESG procedures typically demonstrate a complication rate of less than 2%, whereas published studies of sleeve gastrectomy and RNY gastric bypass surgeries have reported complication rates ranging from 5% to 26%.
In addition, we believe that endoscopic revisions of bariatric surgeries present another potential market for application of our Apollo REVISE™ products. Between 2011 and 2019, over 1.4 million laparoscopic sleeve and gastric bypasses were performed in the U.S. alone. We estimate that 30% to 50% of these are potential revision candidates. In 2019, more than 43,000 revision procedures were performed in the U.S. This revision segment is the fastest growing segment of the traditional bariatric surgery market. In a peer-reviewed study, published in 2021, that compared results at five years, endoscopic revision demonstrated equivalent efficacy and an improved safety profile as compared to surgical revision. We estimate that over 70% of our top 100 accounts in the U.S. are already performing revision procedures.
In July 2022, we announced the marketing authorization of Apollo ESG, Apollo ESG SX, Apollo REVISE and Apollo REVISE Sx Systems through the U.S. Food and Drug Administration’s (FDA) De Novo Classification process, a rigorous pre-market review pathway for low-to moderate-risk devices without a predicate. These products are the first and only devices authorized by the FDA for endoscopic sleeve gastroplasty (ESG) and endoscopic bariatric revision.
Apollo Products
The Apollo Endoscopy products consist primarily of the OverStitch Endoscopic Suturing System, X-Tack Endoscopic HeliX Tacking System (collectively “ESS”) and the Intragastric Balloon System (most often branded as Orbera). In July 2022, we announced the marketing authorization of the Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ Systems through the FDA De Novo Classification process. These products are the first and only devices authorized by the FDA for endoscopic sleeve gastroplasty (ESG) and endoscopic bariatric revision.

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
Since its market introduction in 2008, over 100,000 OverStitch units have been sold for procedures worldwide. We estimate that approximately 60% of OverStitch uses in the U.S. were for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty, or ESG, approximately 25%, and bariatric revision, approximately 15%. Outside the U.S., we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the U.S. were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%.
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
In July of 2022, the MERIT-Trial was published in The Lancet. Key results for patients undergoing ESG include:
•49.2% excess body weight loss at 12 months in the treatment group (vs 3.2% EWL in control);
•16.3% average total body weight loss in the responder group;
•68.3% of responders maintained at least 25% EWL at 104 weeks;
•improvements in quality of life, eating behaviors, and depression; and
•three ESG patients (2.0%) experienced a device or procedure related serious adverse event, all of which resolved and did not require intensive care or surgical intervention.
During 2017, we entered into a Registry Funding Agreement with the American Gastroenterological Association (“AGA”) Center for GI Innovation and Technology to develop and administer a registry (the “AGA Registry”) to collect real-world evidence related to the safety and efficacy of a number of flexible endoscopic suturing-enabled procedures, including the revision of gastric bypass (known as an outlet revision) who have experienced weight regain after their initial bariatric surgery; the fixation of esophageal stents to prevent migration; and other suturing procedures currently in practice. Enrollment and follow up completed in 2021. The resulting data will be used to present the benefits of endoscopic suturing procedures relative to traditional therapies. The registry was closed and data from the registry has been published.

During 2018, we established a European multi-center, longitudinal data repository for ESG and outlet revision procedures. This registry collected outcomes for over 1,000 patients enrolled across participating European centers related to procedure safety and effectiveness. In addition, a second, multi-center, retrospective data repository for gastrointestinal applications performed using the OverStitch System was also created. The objective of this registry is to collect European demographic, procedural and outcome data when OverStitch is used during various non-bariatric procedures including closure of full thickness and mucosal defects, post-operative leaks, perforations, stent fixation, treatment of gastrointestinal bleeding and other procedures. The goal is to support the clinical use and benefits of endolumenal suturing as well as provide real-world data on safety and effectiveness which can support physicians, patients and payors in making informed decisions. The registries continue and publications have been generated from both.
In July 2022, we received marketing authorization for the Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ systems through the FDA’s De Novo Classification process. The Apollo ESG and Apollo ESG Sx Systems are intended to be used by trained gastroenterologists or surgeons to facilitate weight loss in adults with obesity with Body Mass Index (BMI) between 30 and 50 kg/m2 who have not been able to lose weight or maintain weight loss through more conservative measures. The Apollo REVISE and Apollo REVISE Sx Systems are intended to be used by trained gastroenterologists or surgeons that perform bariatric procedures to facilitate weight loss in adult patients with obesity with BMI between 30 and 50 kg/m2 by enabling transoral outlet reduction (TORe) as a revision to a previous bariatric procedure. The De Novo was approved largely based on the MERIT trial, a multi-center, prospective randomized clinical trial evaluating the safety and effectiveness of ESG compared to a medically monitored regimen of diet and healthy lifestyle.
We recently announced the planned introduction of OverStitch NXT, our next-generation single channel endoscopic suturing system. Key features of OverStitch NXT include several enhancements over our current single channel product, OverStitch SX, including:
•expanded range of addressable anatomy;
•improved physician control of tissue engagement and suturing; and
•intuitive installation; estimated more than 50% faster than our legacy solution.
Since dual channel scopes are often in limited supply and require significant capital outlays, we believe that OverStitch NXT will create multiple opportunities for expanded customer access and adoption in both new and existing accounts. We expect to launch OverStitch NXT in the second half of 2023.
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
In December 2020, we received 510(k) clearance from the FDA for our X-Tack Endoscopic HeliX Tacking System. We commercially launched the X-Tack system in the U.S. beginning in January 2021. Currently, X-Tack is licensed in ten additional countries, including Brazil, Australia, Israel, Hong Kong, and Thailand. Additional submissions are underway. In December 2022, X-Tack entered review for CE Marking under the European Medical Device Regulation (“MDR”).
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
Orbera Intragastric Balloon System
The intragastric balloon system (“IGB”, the “Orbera System” or “Orbera”) is currently marketed under three brands depending on geography: the Orbera Intragastric Balloon System, the BIB, and the Orbera365 Managed Weight Loss System (“Orbera365”). Our IGB is a non-surgical alternative for interventional weight loss. Orbera is the global market leader among intragastric balloons and is available in over 75 countries and more than 450,000 units have been sold worldwide. Our IGB is a single silicone balloon that is filled with saline after its endoscopic placement into the patient’s stomach. Once in the patient’s stomach, the balloon serves to reduce stomach capacity, causing patients to consume less following the procedure, and delay gastric content emptying which assists the patient in losing weight. Placement of the balloon is temporary; at the end of its indwell time it is removed endoscopically, typically, under conscious sedation.
Outside the U.S., the BIB was CE marked in May 1997 and the Orbera365 was CE marked in August 2017. In the U.S., Orbera was approved by the FDA in August 2015.
In the U.S., Orbera is indicated for a dwell time in the stomach of up to six months, in adults with a BMI range of 30 to 40 kg/m2, who have tried other weight loss programs, such as supervised diet and exercise, but were unable to lose or maintain weight loss. Outside the U.S., Apollo’s intragastric balloons are generally indicated for similar patients with a BMI of ≥ 30 kg/m2 and the labelled dwell times are six months for BIB balloon and twelve months for Orbera365 balloon. All balloons should be removed at or before their labelled dwell time. Outside the U.S., patients with BMI ≤ 40 kg/m2 may also receive a balloon to increase the possibility of long-term weight loss and also to reduce the risk of an anticipated surgery (e.g. obesity surgery, joint replacement, etc.).
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

As part of the CE mark approval for Orbera 365, Apollo initiated a post market clinical study, known as the OPTIMA365 study. The OPTIMA365 study aimed to enroll 100 patients at four to five centers in different European countries and to follow those patients for 24 months. The start of this study was delayed by the COVID-19 pandemic and the study experienced a number of delays. However, the first clinical site began enrollment in February 2021. At this time, the study has enrolled 25 patients in Spain. Meanwhile, additional real world data has been identified and collected on the Obera365 balloon. This real world data includes many more patients than the OPTIMA365 study. In the event that our Notified Body determines that MDR requirements for Post Market Follow Up have been satisfied based upon the existing real world evidence and the current results of the OPTIMA365 study, Apollo may terminate additional enrollment and activity under the OPTIMA365 study.
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
Competition
We are the leading manufacturer of devices for full thickness endoscopic suturing currently on the market in the U.S. or outside the U.S. Other competing technologies for closure during certain GI applications are offered by large and established manufacturers in the GI space including Boston Scientific Corporation, Olympus Medical, Endo Tools Therapeutics S.A., Steris (US Endoscopy) and Cook Medical. Endomina offers a device cleared for endoscopic suturing in the U.S. and in some markets outside the U.S. USGI Medical Inc. manufactures a suture anchor technology for gastric plication and EndoTools offers a device cleared for endoscopic suturing. Outside the U.S., there are a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone, Allurion Technologies and Spatz Laboratories. In the U.S., there are two other manufacturers with an intragastric balloon approved by the FDA at this time: ReShape Lifesciences, Inc. and Spatz FGIA Inc.

We are the only manufacturer with a device authorized for performing ESG and endoscopic bariatric revision. We face competition from other interventional therapies for the treatment of obesity. Traditional treatments for weight loss include medications and bariatric surgeries. Recently, a new class of weight-loss medications has come to the market. These medications, which include semaglutide and tirzepatide, offer significantly higher efficacy than prior medications, and these medications are anticipated to achieve widespread utilization. These other therapies are primarily surgical in nature, such as sleeve gastrectomy and gastric bypass. Sleeve gastrectomy is a surgical weight-loss procedure in which the stomach is reduced to about 15% of its original size by the longitudinal resection and removal of a large portion of the stomach along the greater curvature. The result is a sleeve or tube-like structure. The procedure permanently alters the stomach although weight regain after a few years is common. Gastric bypass surgery refers to a surgical procedure in which the stomach is divided into a small upper pouch excluding the much larger lower residual stomach and then the small intestine is rerouted to connect to the small upper pouch. The procedure leads to a marked reduction in the functional volume of the stomach, accompanied by an altered physiological and physical response to food. Both procedures are normally performed laparoscopically and rely upon surgical staplers as their principal surgical tool. As a result, these procedures are supported by the suppliers of surgical staplers, the largest of whom are Johnson & Johnson (Ethicon) and Medtronic (Covidien).
Sales and Distribution
We currently market and sell our products principally to providers of medical services and procedures including hospitals, outpatient surgical centers, clinics and physicians through an employee sales force in the U.S., Australia and certain countries in Europe. In addition, we sell products to third party distributors in certain markets where we have regulatory clearance for our products but do not have employees. In total, our products are offered in over 75 countries. No single customer represents 10% or more of our total revenue.
Obesity procedures that utilize our Endoscopy products are often cash pay procedures which means the patient must pay for the procedures out of pocket, although there are exceptions. Revisions of prior bariatric surgery using endoscopic suturing are often receiving reimbursement from select payors for patients treated at specific hospitals in the U.S. Some of these same hospitals have also established relationships with select payors for the reimbursement of ESG procedures. Other times, reimbursement occurs on a case-by-case basis following a review of the patient’s specific situation. Medical procedures that utilize endoscopic suturing products in the treatment of GI complications generally receive reimbursement, but coverage can vary by country, state and procedure performed. IGB treatment is reimbursed in some countries for patients who meet certain criteria.
Manufacturing and Product Supply
We operate a manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica that performs assembly of select components of the OverStitch system, and final assembly of our new X-Tack System and IGB products. We also have the ability to manufacture select product components and sub-assemblies at our engineering facility in Austin, Texas. We manage all aspects of product supply through our operations team based in Austin, Texas and in our Costa Rica facility. In addition, we rely on several third-party suppliers to provide other OverStitch system components. We have identified several gross margin improvement projects intended to lower our product costs and improve capacity utilization of our manufacturing facility over the next three to five years.
We believe that our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months. Our manufacturing facility is certified by the International Organization for Standardization, or ISO, and operates under the FDA’s good manufacturing practice requirements for medical devices set forth in the Quality System Regulation (“QSR”).
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

As of December 31, 2022, we own over 100 U.S. patents and 170 foreign patents. Our U.S. patents have expiration dates ranging from 2023 to 2037 and our foreign patents have expiration dates ranging from 2023 to 2034 subject to the payment of the requisite renewal fees. We also own 20 pending U.S. patent applications and 27 pending foreign patent applications. We believe patents will be issued pursuant to such applications but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have acquired or licensed patent rights from third parties, we are generally required to pay royalties. While our patents are an important element of our products and future product development, our business as a whole is not significantly dependent on any one patent.
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
Following the Lpath Merger, we also own 10 U.S. and 11 foreign issued patents and 2 pending U.S. and 2 foreign patent applications relating to technologies and inventions developed by Lpath prior to the Lpath Merger (the “Lpath IP”). The Lpath IP is not aligned with our current business activities. In January 2018, we entered into a royalty-bearing License Agreement with Echelon Biosciences, Inc., (“Echelon”) under which Echelon may manufacture and sell certain antibody products covered by the Lpath IP for non-clinical research use only, clinical diagnostics and immunohistochemistry. In January 2018 we also entered into a Technology Transfer Agreement with Resolute Pharma, Inc. (“Resolute”) whereby we transferred certain scientific and research materials to Resolute and granted Resolute a license to certain patent rights related to the Lpath IP. Under the terms of the agreement with Resolute, Resolute has obligations to develop and commercialize licensed products and we maintain rights to terminate the agreement if certain development and commercialization milestones are not met. Under the agreement, Resolute is responsible to pay for any ongoing costs and fees associated with the Lpath IP, and we are entitled to a royalty for any revenues related to the Lpath IP including sales of licensed products, and a Tech Transfer Fee of $0.75 million.
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
•We have registered with the FDA as a medical device manufacturer and have obtained authorization to manufacture from the FDA. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA Office of Compliance within the Center for Devices and Radiological Health to determine our compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of our suppliers.
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

Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, purchasing, leasing, ordering, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including payments to physicians or other providers, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything of value at less than fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. These exceptions and safe harbors exist for various types of arrangements, including certain investment interests, leases, personal service arrangements, discounts and management contracts. The failure of a particular activity to comply with all requirements of an applicable safe harbor regulation does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Activities and business arrangements that do not fully satisfy each applicable exception or safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General (“OIG”).
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statue or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the renumeration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”) (discussed below).
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal crimes, including: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), also protects the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses and their business associates as well as their covered subcontractors. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply directly to us, most of our customers have significant obligations under HIPAA, and we intend to cooperate with customers and others to ensure compliance with HIPAA with respect to patient information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information.
Transparency Reporting
In March 2010, the U.S. Congress enacted the ACA.
The Physician Payments Sunshine Act, which is part of the ACA, requires certain manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members and to report this data to Centers for Medicare & Medicaid Services, for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition to reporting, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. Failure to report may result in civil or criminal fines and/or penalties.
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
The European Union (“EU”) requires that Apollo Endosurgery’s devices comply with the Medical Device Directive. The Medical Device Directive was replaced by the Regulation 2017/745 on Medical Devices, or the MDR, effective as of May 26, 2021. The MDR contains additional requirements beyond those required to comply with the directives they replace, and often require the submission of more detailed data to support approval. Notably, the requirements for clinical evidence and postmarket surveillance are more rigorous. All affected companies must comply with the MDR as of May 26, 2021, specifically the transition requirements dealing with registration, post-market surveillance, market surveillance and vigilance reporting. The company was audited by its Notified Body in February 2022, resulting in successful verification that the Quality Management System meets the current requirements of the MDR. Our legacy products (which includes all products excluding X-Tack) have completed Notified Body review and were transitioned to CE Mark under the MDR in November 2022. X-Tack is currently in review with the Notified Body.
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
Employee Management and Retention
Employees
As of December 31, 2022, we had 139 employees in the U.S. and 142 outside the U.S. None of our employees are (i) represented by a labor union or (ii) are party to a collective bargaining agreement. We believe that we have good relationships with our employees.

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
Information About Our Executive Officers
The following table sets forth below information about our executive officers as of March 30, 2023.

Name	Age	Position(s)
Charles McKhann	54	Chief Executive Officer and President
Jeffrey Black	54	Chief Financial Officer and Secretary
Christopher Gostout	72	Chief Medical Officer
Mike Gutteridge	47	Vice President, International Sales and Marketing
John Molesphini	65	Executive Vice President, Operations
Charles McKhann’s biography is included under the section titled “Board of Directors” in Part III, Item 10 of this Annual Report on Form 10-K.
Jeffrey Black. Since August 2021, Mr. Black has served as our Chief Financial Officer. From March 2017 to April 2021, Mr. Black served as Executive Vice President and Chief Financial Officer of Alphatec Holdings, Inc., a medical technology company. From September 2015 to March 2017, he served as Chief Financial Officer of Applied Proteomics, Inc, a non-invasive, proteomics-based diagnostics company. From April 2014 to September 2015, he served as Chief Financial Officer of AltheaDx, a pharmacogenetics diagnostics company. Mr. Black is a member of the Board of Directors of Cellana, Inc., an algae bioproducts company. Mr. Black received his B.S. in Business from the University of Arizona.
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
Mike Gutteridge. Since March 2016, Mike Gutteridge has served in numerous leadership roles at Apollo, including most recently as Vice President of International Sales and Marketing since December 2017. Prior to that role, Mr. Gutteridge served as our Vice President of Sales and Marketing for Europe, Middle East, and Africa. Prior to that role, Mr. Gutteridge held a Senior Leadership position within Smith and Nephew and ArthroCare and now has 29 years of healthcare experience, 21 of which have been within medical devices.

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
Risks Related to Our Proposed Transaction with Boston Scientific
Failure to complete, or delays in completing, the Merger with Boston Scientific announced on November 29, 2022 could materially and adversely affect our results of operations and our stock price.
On November 29, 2022, we entered into the Merger Agreement with Boston Scientific pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, Merger Sub, and indirect wholly owned subsidiary of Boston Scientific, will merge with and into Apollo, with the separate corporate existence of Merger Sub thereupon ceasing and Apollo continuing as the surviving company and an indirect wholly owned subsidiary of Boston Scientific. The consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially and adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:
•the Merger may be subject to certain legal restraints or challenge under applicable antitrust law outside the United States and may also be subject to scrutiny under U.S. antitrust law, even following the expiration of the initial HSR waiting period;
•we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Boston Scientific, which could have a negative effect on the price of our common stock;
•under some circumstances, we may be required to pay a termination fee to Boston Scientific of $19.0 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;
•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•the attention of our management may have been diverted by the Merger;
•we could be subject to litigation related to any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with us following completion of the Merger;

•the potential loss of, and negative reactions from physicians, patients, payors, suppliers, hospitals, surgical centers partners and distributors, and other business partners, including those with which we are seeking to establish business relationships, due to uncertainties about the Merger, and;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Merger is not consummated and one or more of these events occur, such as payment of termination fees to Boston Scientific or other significant transaction costs in connection with the Merger, our cash balances and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the Merger. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial condition, results of operations or cash flows.
Uncertainty about the Merger or negative publicity related to the Merger may adversely affect relationships with existing or prospective physicians, patients, payors, hospitals, surgical centers and distributors, suppliers, employees and other business partners, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective physicians, patients, payors, suppliers, and employees and other business partners may:
•delay, defer, or cease their agreements or arrangements with, or providing products or services to, us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•seek alternative relationships with third parties or otherwise seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
In addition, as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, we may not be able to attract and retain key employees to the same extent that we have been in the past and key employees may depart because of issues relating to such uncertainty or a desire not to remain with the combined company following the completion of the Merger.
The pendency of the Merger has resulted in and may continue to result in publicity and other public statements about us and the proposed combination. Such publicity or public statements, particularly if negative or adverse, may also result in investigations by regulatory authorities, legislators and law enforcement officials or in legal claims. Addressing any adverse publicity, governmental scrutiny, investigation or enforcement or other legal proceedings is time consuming and expensive and can divert the time and attention of our senior management from the day-to-day operation of our business and execution of our other strategic initiatives. Further, regardless of the factual basis for the assertions being made or the ultimate outcome of any investigation or proceeding, any negative publicity can have an adverse impact on our reputation and on the morale and performance of our employees and on our relationships with regulatory authorities. It may also have an adverse impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, financial condition, and results of operations.
Losses of physicians, patients, payors, suppliers, employees, other business partners or other important strategic relationships from any of the events described above could have a material adverse effect on our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction proposal or to engage in discussions or negotiations with third parties regarding any alternative transaction proposal. Such restrictions could discourage or deter a third party that may be willing to pay more than Boston Scientific for the outstanding capital stock of Apollo from considering or proposing such an acquisition of Apollo.
Lawsuits have been filed against us and the members of our board of directors arising out of the Merger.
Putative stockholder complaints have been and may in the future be filed against us, our board of directors, Boston Scientific, Boston Scientific's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. Lawsuits that have been or may be filed against us, our board of directors, Boston Scientific or Boston Scientific’s board of directors could divert the attention of our management and employees from our day-to-day business, otherwise adversely affect our business, results of operations, and financial condition, and otherwise materially and adversely affect the completion or delay the timing of the completion of the proposed transaction with Boston Scientific.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, or the HSR Act, and required consents, approvals, non-disapprovals and other authorizations under certain foreign antitrust or competition laws or foreign investment laws. While the waiting period under the HSR Act expired on January 19, 2023, we cannot provide any assurance that we or Boston Scientific will obtain the necessary consents, approvals, non-disapprovals and other authorizations or that the U.S. antitrust authorities will not take action under antitrust laws in respect of the pending Merger.
At any time before or after consummation of the Merger, notwithstanding expiration of the waiting period under the HSR Act, the FTC or DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. At any time before or after the completion of the Merger, and notwithstanding expiration of the waiting period under the HSR Act, any state or foreign jurisdiction could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Merger will not be made or that, if a challenge is made, we will prevail.
Risks Related to Our Business
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2005. For the years ended December 31, 2022 and 2021, we had net losses of $39.8 million and $24.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $337.3 million. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. We have devoted substantially all of our resources to the acquisition of products, the research and development of products, sales and marketing activities and clinical and regulatory initiatives to obtain regulatory approvals for our products. Our ability to generate sufficient revenue from our existing products, and to transition to profitability and generate consistent positive cash flows is uncertain. We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all. We expect that our operating expenses may increase as we continue to build our commercial infrastructure, develop, enhance and commercialize our products and incur additional costs associated with being a public company. As a result, we may incur operating losses for the foreseeable future and may never achieve profitability.

Our long-term growth depends on our ability to successfully develop the endobariatric weight loss and therapeutic endoscopy markets and successfully commercialize our Endoscopy products.
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
Adverse economic conditions in the U.S. and international markets, including recent macroeconomic uncertainty and challenges and inflationary pressures resulting in part from the COVID-19 pandemic and governmental and regulatory responses to its effects, have negatively affected and may continue to negatively affect our revenues and operating results. Inflation rates in the U.S. have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets, and reducing discretionary consumer spending. Our Endoscopy products, such as the Intragastric Balloon products and Apollo ESG systems, have limited reimbursement, and in most cases are not currently reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products have been and may continue to be negatively affected by adverse economic conditions impacting consumer spending, including among others, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, inflationary pressures, increased taxation, higher unemployment, lower consumer confidence in the economy, disasters or disease outbreaks, such as the COVID-19 pandemic, geopolitical events (such as the conflict between Ukraine and Russia), higher consumer debt levels, lower availability of consumer credit, higher interest rates, and hardships relating to declines in the housing and stock markets which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Any continuing reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause sales and profitability to suffer, reduce operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on others, such as creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us. Foreign exchange fluctuations have also negatively impacted and may continue to negatively impact our revenue from international markets.

Our business has been and likely will continue to be adversely affected by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to impact the global economy, our business and our industry. We continue to monitor our operations and government mandates and may elect or be required to limit customer use of our products to comply with government orders to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. There is a risk that future government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a negative impact on jurisdictions in which we market and sell out products or the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
The widespread pandemic has resulted, and may continue to result, in significant disruption of global financial markets, which could negatively affect our liquidity, and macroeconomic conditions.
Restrictions on the ability to travel in certain jurisdictions, social distancing policies, orders and other restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers have caused and may in the future cause both patients and providers to delay or cancel procedures that use our devices, which has harmed our sales, results of operations and financial condition. There can be no assurances that patients or providers will continue with procedures that use our devices if there are any future community outbreaks of COVID-19. Our distributors have periodically deferred and may continue to defer their purchases of our products due to the COVID-19 pandemic. Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations. New variants or outbreaks of the virus have caused health systems and other healthcare providers in our markets to restrict or limit procedures using our devices or have experienced reductions in or cancellations of planned procedures by patients, which have harmed and may continue to harm our sales and growth. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions or supply chain disruptions may also disrupt our ability to manufacture or distribute our devices and may materially increase the cost of raw materials and finished goods. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to obtain raw materials, manufacture and ship products and harm our business, financial condition and results of operations.
In addition, the conduct of clinical trials required to maintain the regulatory status of certain of our products have been and may in the future be affected by the COVID-19 pandemic. For example, enrollment for our Orbera365 CE post approval study has been and likely will continue to be delayed due to the pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. We have had to prioritize key growth and operational projects over others in the past due to capital resource constraints resulting from reduced sales levels during the COVID-19 pandemic and may in the future need to make similar choices, which may negatively impact our growth and operational projects.
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
With respect to the outcomes of the MERIT trial, we cannot assure you that the published data will be viewed as favorable by physicians, patients, regulatory agencies or payors, or that subsequent clinical studies of the ESG will demonstrate positive efficacy or safety outcomes. A failure to achieve clinical outcomes that are viewed as favorable would negatively impact our business.
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
Our future financial performance will depend in part on our ability to develop and manufacture new products or to acquire new products in a cost-effective manner, to introduce these products to the market on a timely basis and to achieve market acceptance of these products. Factors which may result in delays of new product introductions include capital constraints, research and development delays, supply chain constraints, lack of personnel with sufficient experience or competence, delays in acquiring regulatory approvals or clearances, including obtaining regulatory approval for new indications for use, delays in closing acquisition transactions, or delays in receiving necessary approval from a hospital or healthcare facility to introduce a new product or procedure. Future product introductions may fail to achieve expected levels of market acceptance including physician adoption, patient awareness or both. Factors impacting the level of market acceptance include the timeliness of our product introductions, the effectiveness of medical education efforts, the effectiveness of patient awareness and educational activities, successful product pricing strategies, available financial and technological resources for product promotion and development, the ability to show clinical benefit from future products, the scope of the indicated use for new products and the availability of coverage and reimbursement for procedures that use future products.
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
From time to time, we have experienced supply constraints and may experience them in the future. If the supply of materials from our suppliers or provision of services from our vendors were to be interrupted or if we experience delays or interruptions from our manufacturers, including due to the COVID-19 pandemic, replacement or alternative sources might not be readily obtainable. Our products are sourced from a variety of suppliers and manufacturers, and these suppliers and manufacturers further depend on many component providers and raw material suppliers. If our suppliers experience unanticipated quality issues or fail to supply components that meet design specifications, or if our contract sterilizers experience delays or shutdowns, we may experience manufacturing delays or product quality issues that may erode customer confidence in our products and negatively affect our sales. As product sales increase, we have experienced times of temporary supply and vendor disruption for a variety of reasons and this has caused delays in our fulfillment of customer orders. For example, we have experienced production and inventory shortages for OverStitch as a result of supply shortages from component suppliers from time to time. Continued interruptions or shortages in these inputs or services, or future unexpected interruptions and shortages, could harm our business, financial condition and results of operations. If such a condition were to persist, our business could suffer as our reputation with customers could be damaged and eventually could lead to reduced future demand for our products. An inability to continue to source materials or components, or receive services, from any of our suppliers, vendors or manufacturers could be due to reasons outside of our direct control, such as regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier or manufacturer, labor disputes or shortages at the supplier and unexpected demands or quality issues. We may also face disputes with our current or previous suppliers and vendors. In any of these cases, we could face a delay of several months to identify and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier or vendor transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products.
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
If another company successfully develops an approach for the treatment of gastrointestinal conditions, including obesity, that is less invasive or more effective than our current product offerings, sales of our products would be significantly and adversely affected. Furthermore, novel, recently approved drug therapies for weight loss have the potential to negatively impact the market for endoscopic weight loss procedures.
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

Risks Related to U.S. Regulatory Review and Approval of Our Products
Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the U.S. Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients. Even though we have received FDA approval of our PMA applications and 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.
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
•HIPAA also prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The provision of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, commonly referred to as the federal Physician Payment Sunshine Act, as well as similar state and foreign laws, impose obligations on medical device manufacturers to annually report certain payments and other transfers of value provided, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Failure to comply with any of these state, federal, or foreign transparency and disclosure requirements could subject us to significant fines and penalties. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.
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
We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action.

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
Modifications to our products may require new regulatory approvals or clearances, including 510(k) or premarket approvals, additional approvals before foreign regulatory authorities, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA and other regulatory authorities outside the United States require device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, a given regulatory authority, such as the FDA or a notified body, can review a manufacturer’s decision and may disagree and on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If a regulatory authority disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products, re-introduce pre-modified product back into the specific market, and harm our operating results. In addition, a regulatory authority in one country may not agree with the conclusion of a regulatory authority of another country. In these circumstances, we may be subject to significant enforcement actions.
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

Expanding the indications of our marketed products may require new 510(k) or PMA approvals or regulatory approvals from foreign regulatory authorities.
Expanding the indications for our products may require new regulatory approvals or clearances, including 510(k) or PMA approvals. In the event that we pursue the approval of expanded indications for a product, the FDA or foreign regulatory authorities may require a separate filing such as a 510(k) or PMA. We may not be successful in obtaining additional marketing authorization, clearance, of approvals for expanded indications for other products or procedures that utilize our products.
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
•modify or increase clinical evidence requirements necessary to maintain existing CE marks
Accordingly, we were required to update our quality system to conform to certain requirements of MDR 2017 by May 2021. However, at this time only three of the six EUDAMED modules described by MDR 2017 are fully operational and their use is voluntary. Currently, the remaining modules of Vigilance, Clinical Investigation & Performance Studies and Market Surveillance are under development and will be released when the entire EUDAMED system is declared fully functional. We cannot predict when this may take place or how long any delays will last. As such, the quality system updates required for us to comply with MDR 2017 cannot be fully implemented at this time. There remains uncertainty on how some new provisions are to be addressed.
Additionally, existing regulatory filings must be reviewed again by Notified Bodies as part of the transition of CE Mark certificates from the current MDD to the new MDR 2017 requirements. In November of 2022, we transitioned our legacy products to CE Mark under the MDR requirements. The new CE Certificates were issued by British Standards Institute and are valid for five years. The X-Tack is currently in review by the Notified Body and the precise timing or certainty of CE Mark for this product is currently unknown.
In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with MDR 2017. Our failure to continue to comply with applicable foreign regulatory requirements, including meeting additional clinical evidence requirements and complying with regulatory requirements administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage medical device, pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the timing of, and our ability to close, the potential Boston Merger, as well as changes in factors that influence and the timing or likelihood of closing the potential Boston Merger;
•a slowdown in the medical device industry or the general economy, including due to macroeconomic uncertainty, inflationary pressures, and continuing effects of the COVID-19 pandemic;
•foreign exchange fluctuations;
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

In January 2023, all outstanding principal amount of our convertible debt was converted into new shares of common stock. The exercise of some or all of our outstanding pre-funded warrants may also dilute the ownership interests of existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such exercise, including pursuant to our registration statement on Form S-3 with respect to shares underlying these convertible securities, could negatively impact prevailing market prices of our common stock. In addition, the anticipated exercise of the pre-funded warrants into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.
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
As of December 31, 2022, a substantial number of the outstanding shares of our common stock was held by a relatively small number of stockholders. In addition, our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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
Our computer systems, as well as those of various third parties on which we rely, including those of contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cyber criminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in material disruption of our product development programs. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information we could incur liability.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our principal executive offices are located in an 11,808 square foot facility in Austin, Texas. The term of the lease for our Austin facility extends through March 31, 2026. Our principal office in Austin houses research and development, sales, marketing, finance and administrative activities. We operate an approximate 22,000 square foot manufacturing facility in the Coyol Free Trade Zone in Alajuela, Costa Rica. The term of the lease for our Costa Rica facility extends through September 30, 2028. Additionally, we have a research and development facility in Austin, Texas and sales and marketing offices in Italy and the United Kingdom. We believe that our facilities are currently adequate for our needs.
ITEM 3.  LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty, and regardless of the outcome, legal proceedings could have an adverse impact on our business because of defense and settlement costs, diversion of resources and other factors.
Between January 5, 2023, and January 20, 2023, five complaints were filed by purported stockholders of the Company related to the Merger. The first complaint was filed on January 5, 2023, in the United States District Court for the Southern District of New York and is captioned O’Dell v. Apollo Endosurgery, Inc., et al., Case No. 1:23-cv-00077 (the “O’Dell Complaint”). The second complaint was filed on January 9, 2023, in the United States District Court for the Southern District of New York and is captioned Gillespie v. Apollo Endosurgery, Inc., et al., Case No. 1:23-cv-00178 (the “Gillespie Complaint”). The third complaint was filed on January 12, 2023, in the United States District Court for the Southern District of New York and is captioned Elliot v. Apollo Endosurgery, Inc., et al., Case No. 1:23-cv00285 (the “Elliot Complaint”). The fourth complaint was filed on January 13, 2023, in the United States District Court for the District of Delaware and is captioned Moore v. Apollo Endosurgery, Inc., et al., Case No. 1:23-cv-00044-UNA (the “Moore Complaint”). The aforementioned four complaints are collectively referred to as the “Federal Complaints”. The Federal Complaints name the Company and each member of the board of directors of the Company, collectively referred to as the “Apollo Defendants”, as defendants. The Federal Complaints allege violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all Apollo Defendants and allege violations of Section 20(a) of the Exchange Act against the members of the board of directors of the Company in connection with the disclosures made by the Apollo Defendants related to the Merger. The Federal Complaints allege that Apollo’s preliminary proxy statement filed on Schedule 14A with the SEC on December 30, 2022, or the definitive proxy statement filed on Schedule 14A with the SEC on January 10, 2023 (“Proxy Statement”), omitted or misrepresented material information therein. The Federal Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger, unless and until certain information, as requested in the Federal Complaints, is disclosed, (ii) rescission and/or rescissory damages in the event the Merger is consummated, (iii) other damages purportedly suffered as a result of the alleged material omissions or misstatements, (iv) an order directing the Apollo Defendants to issue a proxy statement that does not contain any untrue statements of material fact and that states all material facts required to be included in it or necessary to make the statements contained therein not misleading, (v) an award of plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses, and (vi) other and further equitable relief as the court may deem just and proper. The Gillespie Complaint was voluntarily dismissed on January 23, 2023. The O’Dell Complaint, Elliot Complaint and Moore Complaint were all voluntarily dismissed on February 14, 2023.
The fifth complaint was filed on January 20, 2023, in the District Court of Travis County, Texas, and is captioned Cheryl Lacoff v. John Barr, et al., Case No. D-1-GN-23-000357 (the “Lacoff Complaint”). The Lacoff Complaint names the Apollo Defendants and Boston Scientific as defendants. The Lacoff Complaint alleges violations of Texas Government Code § 4008.053 and Texas common law based on alleged omissions and/or misrepresentations in the Proxy Statement. The Lacoff Complaint seeks, among other relief, (i) injunctive relief preventing and/or rescinding the vote on the Merger, (ii) declarations that Apollo has violated the Texas Government Code, that the Apollo Defendants are jointly and severally liable thereunder, and that the Apollo Defendants and Boston Scientific fraudulently or negligently misrepresented and/or omitted material facts in the Proxy Statement, (iii) an order directing the Apollo Defendants and Boston Scientific to make supplemental disclosures or enjoining or unwinding the Merger if they do not, (iv) rescission and/or rescissory damages, (v) an award of interest, attorneys’ fees, expert fees and other costs, and (vi) other relief as the court may find just and proper. The Lacoff Complaint was voluntarily dismissed with prejudice on February 16, 2023.
In addition, the Company received seven demand letters (the “Demand Letters”), including two Demand Letters that attach draft complaints, from purported stockholders of the Company, which generally seek that certain allegedly omitted information from the Proxy Statement be disclosed. The Company issued supplemental disclosures on February 1, 2023, which it believes moot the allegations in the Demand Letters.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for trading on the Nasdaq Global Market under the symbol “APEN”.
As of March 15, 2023, there were approximately 93 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities
The following table presents our repurchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30	15,060	$6.46	—	—
Total	15,060	$6.46	—	—
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with the net settlement of equity awards.
ITEM 6.  RESERVED
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the continuing impact of the COVID-19 pandemic and macroeconomic uncertainty as well as those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. “Apollo,” Orbera®, OverStitch®, X-Tack®, OverStitch Sx™, Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™, Apollo REVISE Sx™, the Apollo logo and other trademarks, service marks and trade names of Apollo are registered marks of Apollo Endosurgery, Inc. in the U.S. and other jurisdictions.

Overview
We are a medical technology company primarily focused on the development of next-generation, minimally invasive medical devices to advance gastrointestinal therapeutic endoscopy designed to treat a variety of gastrointestinal conditions, including closure of gastrointestinal defects, managing gastrointestinal complications, and weight loss as a treatment of obesity. Our Endoscopy product portfolio consists of the OverStitch® Endoscopic Suturing System, the OverStitch Sx™ Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System, Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ systems (collectively “ESS”) and ORBERA® Intragastric Balloon (“IGB”). Our products are used by gastroenterologists and bariatric surgeons in a variety of settings to treat multiple gastrointestinal conditions including closure of acute perforations and chronic fistulas; tissue closure after the removal of abnormal lesions in the esophagus, stomach or colon (also known as endoscopic submucosal dissections, endoscopic mucosal resections and endoscopic full thickness resections); treatment of swallowing disorders (peroral endoscopic myotomy); and esophageal stent fixation and obesity.
We have offices in the United Kingdom and Italy that oversee commercial activities outside the U.S. (“OUS”) and a products manufacturing facility in Costa Rica. All other activities are managed and operated from facilities in Austin, Texas.
Since its market introduction in 2008, over 100,000 OverStitch units have been sold for procedures worldwide. Historically, we estimate that approximately 60% of OverStitch uses in the United States have been for advanced gastrointestinal therapies. The other uses were for endoscopic sleeve gastroplasty (“ESG”) approximately 25%, and bariatric revision, approximately 15%. Outside the United States, we estimate that the majority of OverStitch uses, approximately 65%, were for ESG. The other uses outside the United States were for bariatric revision, approximately 20%, and for advanced gastrointestinal therapies, approximately 15%. The procedural mix has shifted, and we expect will continue to shift, to a higher percentage of endobariatric procedures.
Recent research suggests that there may be a significant untapped market for applying the OverStitch Sx™ Endoscopic Suturing System, or OverStitch, to obesity treatments, including endoscopic revisions of bariatric surgeries. In the aggregate, over 200 published investigator-initiated clinical trials, involving over 6,500 ESG procedures and conducted by a variety of physicians around the world, have consistently demonstrated clinically significant excess body weight loss (in excess of 50%) and low complication rates (0.8%). In another recently conducted randomized controlled trial, participants were assigned to either an ESG procedure or an ESG procedure plus taking the weight loss drug semaglutide. Patients in the ESG-only arm demonstrated an 18.7% total body weight loss at 12 months and patients undergoing ESG and taking semaglutide had an average of 25.2% total body weight loss. We believe these results demonstrate the potential for a meaningfully expanded market opportunity for obesity treatment given the currently limited use in the United States of OverStitch for ESG and bariatric revision, as well as the ability for ESG to be performed in individuals with lower body mass indices, or BMI, thereby making the option available to more people.
In July 2022, we received marketing authorization for the Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ systems through the FDA’s De Novo Classification process. The Apollo ESG and Apollo ESG Sx Systems are intended to be used by trained gastroenterologists or surgeons to facilitate weight loss in adults with obesity with Body Mass Index (BMI) between 30 and 50 kg/m2 who have not been able to lose weight or maintain weight loss through more conservative measures. The Apollo REVISE and Apollo REVISE Sx Systems are intended to be used by trained gastroenterologists or surgeons that perform bariatric procedures to facilitate weight loss in adult patients with obesity with BMI between 30 and 50 kg/m2 by enabling transoral outlet reduction (TORe) as a revision to a previous bariatric procedure. The De Novo was approved largely based on the MERIT trial, a multi-center, prospective randomized clinical trial evaluating the safety and effectiveness of ESG compared to a medically monitored regimen of diet and healthy lifestyle.
In the third quarter 2022, we began education, marketing and training programs to increase awareness, use and adoption of Apollo ESG™, Apollo ESG Sx™, Apollo REVISE™ and Apollo REVISE Sx™ in weight loss procedures in the U.S. We have initiated a limited launch and completed our first commercial sales of Apollo ESG™ and Apollo REVISE™ in the first quarter of 2023.
Recent Developments
In November 2022, the Company entered into a definitive merger agreement to be acquired by Boston Scientific Corporation (“Boston Scientific”), a global medical technology leader, in an all-cash transaction with an enterprise value of approximately $615 million. The Merger was approved by our stockholders on February 9, 2023. The consummation of the Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions. Upon the completion of the transaction, Apollo will become a wholly-owned subsidiary of Boston Scientific.

Business and Macroeconomic Conditions
After the COVID-19 pandemic began in March 2020, our business, financial condition, and results of operations were disrupted by the various measures to contain the pandemic, primarily during 2020. Demand for our products and our business generally recovered and been sustained over levels at the beginning of the COVID-19 pandemic in 2020, though there can be no assurance that recovery will continue or that current demand levels will be sustained. In particular, new variants or outbreaks of the virus have caused and may in the future cause health systems and other healthcare providers in our markets to restrict or limit procedures, which have harmed and may continue to harm our sales recovery or growth and result in fluctuation of our product sales. We cannot assure you that our recovery in sales will be indicative of future results or that we will not experience future sales or business disruptions due to COVID-19, including variants, which could be significant. See Item 1A. Risk Factors—Risks Related to Our Business—Our business will be adversely affected by the effects of the recent COVID-19 outbreak.
Macroeconomic uncertainty, including inflationary pressures, supply chain challenges and foreign exchange fluctuations, as well as geopolitical events such as the war in Ukraine, have also resulted and may continue to result in challenges to our business and results of operations and may harm our ability to predict our future results and performance. Our Endoscopy products, such as the Intragastric Balloon products and Apollo ESG systems, have limited reimbursement, and in most cases are not currently reimbursed by governmental or other health care plans and instead are partially or wholly paid for directly by patients. Sales of our products have been and may continue to be negatively affected by adverse economic conditions impacting consumer spending, including among others, inflationary pressures and higher interest rates, which have historically caused consumers to reassess their spending choices and reduce their likelihood to pursue elective surgical procedures. Foreign exchange fluctuations have also negatively impacted and may continue to negatively impact our revenue from international markets.
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
Other revenue includes amounts recognized for our freight charged to customers, manufacturing services, and our digital aftercare support program, which we began to transfer to a third party at the beginning of 2021 and remaining deferred revenue will be fully recognized in the second quarter of 2023.
Cost of Sales
Cost of sales for purchased products consists of the actual purchase price from manufacturers plus an allocation of our internal manufacturing overhead cost. Cost of sales for products we manufacture include raw materials, labor, and manufacturing overhead. Raw materials used in our manufacturing activity are generally not subject to substantial commodity price volatility, and most of our manufacturing costs are incurred in U.S. dollars. Cost of sales also include royalties, shipping, warehousing, excess and obsolete inventory charges, inspection and related costs incurred in making our products available for sale or use. In periods of reduced production volume, unabsorbed manufacturing overhead costs are charged to expense when incurred.
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
Merger-related Expense
Merger-related expense primarily consists of legal fees and other professional services, associated with the pending merger with Boston Scientific, incurred in the fourth quarter of 2022.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which management has prepared in accordance with existing U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. Management evaluates estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, valuation of intangible assets, long-lived assets and goodwill, going concern assessment, stock-based compensation, allowance for doubtful accounts, and inventory valuation. We base our estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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

Inventory Valuation
Inventory is stated at the lower of cost or net realizable value. Inventory costs include raw materials, inbound freight charges, warehousing costs, labor, and overhead expenses related to the Company’s manufacturing and processing facilities. The allocation of overhead costs requires significant estimates including the capitalization of related overhead costs and the utilization and efficiency of such cost inputs. Charges for excess and obsolete inventory are based on specific identification of excess and obsolete inventory items and an analysis of inventory items approaching expiration date. We evaluate the carrying value of inventory in relation to the estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record estimated excess and obsolescence charges to cost of sales. Our inventories are stated using the weighted-average cost approach, which approximates actual costs.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$76,856	100.0%	$62,989	100.0%
Cost of sales	34,429	44.8%	28,030	44.5%
Gross margin	42,427	55.2%	34,959	55.5%
Operating expenses:
Sales and marketing	36,009	46.9%	24,311	38.6%
General and administrative	20,582	26.8%	18,448	29.3%
Research and development	11,908	15.5%	9,524	15.1%
Amortization of intangible assets	1,750	2.3%	1,875	3.0%
Merger-related expense	3,600	4.6%	—	—%
Total operating expenses	73,849	96.1%	54,158	86.0%
Loss from operations	(31,422)	(40.9)%	(19,199)	(30.5)%
Other (income) expenses:
Interest expense, net	4,671	6.1%	8,318	13.2%
Gain on forgiveness of PPP loan	—	—%	(2,852)	(4.5)%
Other expense (income), net	3,162	4.1%	(139)	(0.2)%
Net loss before income taxes	(39,255)	(51.1)%	(24,526)	(39.0)%
Income tax expense	584	0.8%	156	0.2%
Net loss	$(39,839)	(51.9)%	$(24,682)	(39.2)%

Revenues
Product sales by product group and geographic market for the periods shown were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021			% Increase / (Decrease)
	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues	U.S.	OUS	Total Revenues
ESS	$35,519	$18,333	$53,852	$25,917	$14,048	$39,965	37.0%	30.5%	34.7%
IGB	7,707	14,549	22,256	7,193	14,904	22,097	7.1%	(2.4)%	0.7%
Other	735	13	748	894	33	927	(17.8)%	(60.6)%	(19.3)%
Total revenues	$43,961	$32,895	$76,856	$34,004	$28,985	$62,989	29.3%	13.5%	22.0%
% Total revenues	57.2%	42.8%		54.0%	46.0%
Total revenues in 2022 were $76.9 million, compared to $63.0 million in 2021, an increase of 22.0% due to strong global demand for our ESS products. Our U.S. market total sales increased $10.0 million or 29.3% in 2022. U.S. ESS sales grew 37.0%, as we continue to see increased utilization and demand for our OverStitch product, moderate price increases, and higher demand for our X-Tack product. IGB also grew 7.1% in the U.S. due to higher demand for this elective procedure primarily in the first half of 2022. Total OUS sales increased $3.9 million, or 13.5%, in 2022 and were primarily driven by higher demand in our international distributor markets for both ESS and IGB products, offset by $2.1 million in unfavorable foreign currency translation impact and lower IGB sales in our OUS direct markets during 2022.
Direct market product sales accounted for approximately 78.0% of total product sales in 2022 compared to 79.6% in 2021.
Non-GAAP Product Sales Percentage Change in Constant Currency
To supplement our financial results, we are providing a non-GAAP financial measure, product sales percentage change in constant currency, which removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of our product sales. Product sales percentage change in constant currency is calculated by translating current foreign currency sales using last year’s exchange rate. This supplemental measure of our performance is not required by, and is not determined in accordance with GAAP.
Non-GAAP product sales percentage change in constant currency for the year ended December 31, 2022 were as follows:

					% Increase/Decrease in Constant Currency
	OUS Reported	Foreign Exchange	Non-GAAP OUS	Non-GAAP Total Revenues	OUS	Total Revenues
ESS	$18,333	$1,285	$19,618	$55,137	39.7%	38.0%
IGB	14,549	768	15,317	23,024	2.8%	4.2%
Total revenues	$32,895	$2,053	$34,948	$78,909	20.6%	25.3%
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
Cost of Sales
Costs of product sales for the periods shown were as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Dollars	% Total Revenues	Dollars	% Total Revenues
Materials, labor and purchased goods	23,842	31.0%	$19,628	31.2%
Overhead	6,260	8.1%	5,167	8.2%
Other indirect costs	4,327	5.7%	3,235	5.1%
Total cost of sales	$34,429	44.8%	$28,030	44.5%

Gross Margin
Gross margin was 55.2% for 2022 compared to 55.5% for 2021. The decline in gross margin as a percentage of revenue was primarily due to the impact of foreign currency changes on revenue, increased shipping costs, lower IGB product sales which have a higher gross margin profile, and a higher percentage of revenues from OUS distributors, which have a lower gross margin profile. These decreases were partially offset by the positive gross margin impact of cost improvement projects and price increases, primarily related to our OverStitch products.
Operating Expenses
Sales and Marketing Expense. Sales and marketing expense increased $11.7 million in 2022 as compared to 2021 primarily due to higher compensation, marketing spend, and increased travel compared to 2021 as we expanded our U.S. salesforce headcount and invested in our marketing programs and initiatives. We expect our marketing expenses to increase in future periods as we continue to invest in our marketing programs targeting sales growth.
General and Administrative Expense. General and administrative expense increased $2.1 million in 2022 as compared to 2021 primarily due to higher compensation, professional services, software costs and insurance coverage.
Research and Development Expense. Research and development expense increased $2.4 million in 2022 as compared to 2021 primarily due to higher compensation due to expansion of our team to address key clinical needs, continued product development, and enhancing capabilities in reimbursement and market access. We expect research and development expenses to increase in future periods as we continue to invest in our product pipeline and reimbursement initiatives.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.1 million in 2022 as compared to 2021 due to intangible assets that were fully amortized in the fourth quarter of 2022.
Merger-related Expense. In connection with the pending merger with Boston Scientific, we incurred expense of $3.6 million in the fourth quarter of 2022 primarily related to legal fees and other professional service fees.
Loss from Operations.
Loss from operations in 2022 was $31.4 million compared to $19.2 million in 2021, attributed to a $19.7 million increase in operating expenses noted above, offset in part by higher revenues in 2022.
Other Expenses
Interest Expense, net. Net interest expense decreased $3.6 million in 2022 primarily due to the extinguishment of our term loan with Solar in December 2021, including prepayment and final fees, and write-off of related deferred financing costs. We also had higher interest income due to the interest earned on the net proceeds from the issuance and sale of common shares of common stock in our October 2021 public offering.
Other Expense (Income), net. Other expense (income) primarily consists of realized and unrealized foreign exchange gains or losses on short-term intercompany loans denominated in the U.S. dollars payable by our foreign subsidiaries. Fluctuations in currency exchange rates resulted in an unrealized loss of $2.8 million in 2022 compared to the unrealized gain of $0.4 million in 2021.
Income Tax Expense. Income tax expense related to foreign income taxes on income generated in our OUS tax jurisdictions was $0.6 million in 2022 compared to $0.2 million in 2021.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $337.3 million as of December 31, 2022. To date, we have funded our operating losses and acquisitions through equity offerings, term loans, and the issuance of debt instruments. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access future draws on our existing credit facility, or additional funding through either equity offerings, issuances of debt instruments or both.

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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	2022	2021
Net cash used in operating activities	$(31,262)	$(14,454)
Net cash (used in)/provided by investing activities	(2,745)	1,561
Net cash provided by financing activities	349	67,582
Effect of exchange rate changes on cash	(142)	(77)
Net change in cash, cash equivalents and restricted cash	$(33,800)	$54,612
Operating Activities
Cash used in operating activities of $31.3 million for 2022 was primarily the result of a net loss of $39.8 million plus non-cash items of $15.5 million primarily related to depreciation, amortization, unrealized foreign exchange on intercompany loans, non-cash interest, and stock-based compensation. Additionally, cash used by operating assets and liabilities of $6.9 million primarily related to higher accounts receivable in correlation with the increase in revenues, increase in raw materials and finished goods inventory with the upward trend in sales, increase in certain prepaid items, which was partially offset by an increase in accounts payable and accrued expenses.
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
Investing Activities
Cash used in investing activities in 2022 was primarily related to equipment purchases and ongoing investments in our intellectual property portfolio. Cash provided by investing activities in 2021 was related to the installment payment received from the sale of the Surgical product line partially offset by investments in property and equipment and in our intellectual property portfolio.
Financing Activities
Cash provided by financing activities of $0.3 million for 2022 primarily related to proceeds from option exercises of $0.8 million, partially offset by shares withheld to satisfy the tax obligation in connection with vesting of restricted stock units of $0.5 million.
Cash provided by financing activities of $67.6 million for 2021 primarily related to net proceeds received from the issuance of common stock in October 2021 of $69.8 million, proceeds from option exercises of $2.5 million, partially offset by the prepayment and final fees of $3.2 million and the payment of deferred financing costs of $1.5 million for the Term Loan executed in December 2021.
Contractual and Other Obligations
Innovatus Term Loans. As of December 31, 2022, we had $35.0 million outstanding principal amount drawn under Term Loan A. See Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Solar Capital Exit Fee. We remain obligated to pay $1.9 million upon the earlier to occur of (i) certain exit or change in control events, including the proposed merger with Boston Scientific Corporation, or (ii) our achievement of trailing twelve-month revenue of $100.0 million.
Operating Leases. Our operating lease commitments related primarily to our office space. As of December 31, 2022, we had fixed lease payment obligations of $4.3 million, with $0.9 million expected to be paid within 12 months and the remainder thereafter. See Note 5 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.
Recent Accounting Pronouncements
See Note 2(r) to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion of recently enacted accounting pronouncements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item has been omitted as we qualify as a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Apollo Endosurgery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Endosurgery, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated inventory balance was $18.2 million as of December 31, 2022. Inventory is stated at the lower of cost or net realizable value. The Company values inventories using the weighted average cost approach, which approximates actual costs. Valuation of inventory involves significant estimates relating to the capitalization of labor and overhead costs to the work in process and finished goods inventories as well as lower of cost or net realizable value considerations.

The valuation of inventories requires management to perform complex manual calculations using significant assumptions, including estimates related to the capitalization of labor and overhead costs as well as the utilization and efficiency of such cost inputs. This leads to a high degree of auditor judgment, and an increased extent of effort is required when performing audit procedures to test the reasonableness of the estimates and assumptions.

The following are the most relevant procedures we performed to address this critical audit matter:
•Evaluating management’s process used in determining the valuation of inventory, including:
◦Evaluating the methodology used by management to develop its estimate for reasonableness
◦Testing the accuracy and completeness of the data utilized by management to develop its estimate, by:
▪Sampling of transactions, in order to test actual costs incurred and the transfer of costs throughout the production process by obtaining evidence supporting the cost of raw materials, labor, and overhead.
▪Tracing the accumulation of costs to bills of materials and testing management’s average cost calculations based upon the underlying cost data.
◦Evaluating the reasonableness of the significant assumptions used by management, related to overhead cost allocation;
•Performing an analysis of standard overhead costs to actuals to assess the reasonableness of the adjustments to overhead for significant changes to actual costs incurred; and
•Developing an independent expectation of inventory valuation at the product level based on historic and standard costs as well as current year cost increases and comparing our expectations to management’s valuation for reasonableness.

/s/ Moss Adams LLP

Denver, Colorado
March 30, 2023

We have served as the Company’s auditor since 2020.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(In thousands, except for share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,002	$90,691
Accounts receivable, net of allowance for doubtful accounts of $785 and $330, respectively	14,991	10,078
Inventory	18,246	11,966
Prepaid expenses and other current assets	2,639	1,965
Total current assets	92,878	114,700
Restricted cash	1,010	1,121
Property, equipment and right-of-use assets, net	7,507	5,593
Goodwill	5,290	5,290
Intangible assets, net of accumulated amortization of $16,248 and $14,814, respectively	3,121	4,400
Other assets	425	424
Total assets	$110,231	$131,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,419	$4,584
Accrued expenses	12,404	9,902
Convertible debt (Note 8)	19,713	—
Total current liabilities	39,536	14,486
Long-term debt	33,963	33,473
Convertible debt	—	19,513
Long-term liabilities	4,138	2,819
Total liabilities	77,637	70,291
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,983,708 and 39,546,323 shares issued and outstanding at December 31, 2022 and 2021, respectively	42	40
Additional paid-in capital	364,872	356,516
Accumulated other comprehensive income	4,974	2,136
Accumulated deficit	(337,294)	(297,455)
Total stockholders’ equity	32,594	61,237
Total liabilities and stockholders’ equity	$110,231	$131,528

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2022 and 2021
(In thousands, except for share data)

	2022	2021
Revenues	$76,856	$62,989
Cost of sales	34,429	28,030
Gross margin	42,427	34,959
Operating expenses:
Sales and marketing	36,009	24,311
General and administrative	20,582	18,448
Research and development	11,908	9,524
Amortization of intangible assets	1,750	1,875
Merger-related expense	3,600	—
Total operating expenses	73,849	54,158
Loss from operations	(31,422)	(19,199)
Other (income) expenses:
Interest expense, net	4,671	8,318
Gain on forgiveness of PPP loan	—	(2,852)
Other expense (income), net	3,162	(139)
Net loss before income taxes	(39,255)	(24,526)
Income tax expense	584	156
Net loss	$(39,839)	$(24,682)
Other comprehensive (loss)/income:
Foreign currency translation	2,838	(793)
Comprehensive loss	$(37,001)	$(25,475)
Net loss per share, basic and diluted	$(0.98)	$(0.82)
Shares used in computing net loss per share, basic and diluted	40,650,039	30,243,264

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2022 and 2021
(In thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2020	25,819,329	$26	$276,569	$2,929	$(272,773)	$6,751
Exercise of common stock options	698,070	1	2,487	—	—	2,488
Exercise of common stock warrants	2,668,247	3	(1)	—	—	2
Issuance of restricted stock and performance stock units	433,172	—	—	—	—	—
Issuance of common stock for convertible debt interest	244,861	—	1,229	—	—	1,229
Issuance of common stock, net of issuance costs of $5,083	9,660,000	10	69,772	—	—	69,782
Conversion of convertible debt	22,644	—	74	—	—	74
Stock-based compensation	—	—	6,386	—	—	6,386
Foreign currency translation	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(24,682)	(24,682)
Balances at December 31, 2021	39,546,323	$40	$356,516	$2,136	$(297,455)	$61,237
Exercise of common stock options	233,931	—	830	—	—	830
Exercise of common stock warrants	1,633,526	2	(2)	—	—	—
Issuance of restricted stock and performance stock units	414,803	—	—	—	—	—
Shares forfeited for tax obligation in connection with restricted stock units	(87,803)	—	(481)	—	—	(481)
Issuance of common stock for convertible debt interest	242,928	—	1,226	—	—	1,226
Stock-based compensation	—	—	6,783	—	—	6,783
Foreign currency translation	—	—	—	2,838	—	2,838
Net loss	—	—	—	—	(39,839)	(39,839)
Balances at December 31, 2022	41,983,708	$42	$364,872	$4,974	$(337,294)	$32,594

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(39,839)	$(24,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,966	3,232
Gain on forgiveness of PPP loan	—	(2,852)
Amortization of deferred financing costs	456	1,419
Non-cash interest	1,929	1,575
Provision for doubtful accounts receivable	505	152
Inventory impairment	97	50
Stock-based compensation	6,783	6,386
Unrealized foreign exchange on intercompany payables	2,779	(444)
Changes in operating assets and liabilities:
Accounts receivable	(5,589)	(2,332)
Inventory	(6,437)	(1,740)
Prepaid expenses and other assets	(686)	(1,251)
Accounts payable and accrued expenses	5,774	6,033
Net cash used in operating activities	(31,262)	(14,454)
Cash flows from investing activities:
Purchases of property and equipment	(2,268)	(1,195)
Purchases of intangibles and other assets	(477)	(261)
Proceeds from sale of equipment	—	17
Divestiture of Surgical product line	—	3,000
Net cash (used in)/provided by investing activities	(2,745)	1,561
Cash flows from financing activities:
Proceeds from exercise of stock options	830	2,488
Proceeds from exercise of warrants	—	2
Proceeds from issuance of common stock	—	69,782
Proceeds from senior secured term loans	—	35,000
Shares forfeited for tax obligation in connection with restricted stock units	(481)	—
Payments of deferred financing costs	—	(1,540)
Repayments of senior secured notes	—	(38,150)
Net cash provided by financing activities	349	67,582
Effect of exchange rate changes on cash	(142)	(77)
Net increase in cash, cash equivalents and restricted cash	(33,800)	54,612
Cash, cash equivalents and restricted cash at beginning of year	91,812	37,200
Cash, cash equivalents and restricted cash at end of year	$58,012	$91,812

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,767	$6,550
Cash paid for income taxes	343	272
Right-of-use assets recognized in exchange for lease obligations (non-cash)	709	(556)
Gain on forgiveness of PPP loan (non-cash)	—	2,852
Issuance of common stock for convertible debt interest (non-cash)	1,226	1,229
Issuance of common stock for conversion of convertible debt (non-cash)	—	74

See accompanying notes to the consolidated financial statements.

APOLLO ENDOSURGERY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2022 and 2021
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
The Company’s core products include the OverStitch® Endoscopic Suturing System, the OverStitch Sx™ Endoscopic Suturing System, X-Tack® Endoscopic HeliX Tacking System (collectively “ESS”) and the Orbera® Intragastric Balloon System (“IGB”). All devices are regulated by the U.S. Food and Drug Administration (the “FDA”) or an equivalent regulatory body outside the U.S. In July 2022, the Company received FDA authorization for Apollo ESG™, Apollo REVISE™ and Apollo REVISE Sx™. To date, these are the first and only devices authorized by the FDA for endoscopic sleeve gastroplasty (“ESG”) and endoscopic bariatric revision.
In November 2022, the Company entered into a definitive merger agreement to be acquired by Boston Scientific Corporation (“Boston Scientific”), a global medical technology leader, in an all-cash transaction with an enterprise value of approximately $615,000. The Merger was approved by the Company’s stockholders on February 9, 2023. The consummation of the Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions. Upon the completion of the transaction, Apollo will become a wholly-owned subsidiary of Boston Scientific.
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
(d)   Restricted Cash
The Company entered into irrevocable letters of credit with four banks to secure obligations under lease agreements and performance based obligations. These letters of credit are secured by cash balances totaling $1,010 and $1,121 which are recorded in restricted cash on the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

(e)    Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management’s evaluation of the collectability of accounts receivable. Accounts receivable are written off when it is deemed uncollectible. Accounts receivable of $32 and $454 were written off during the years ended December 31, 2022 and 2021, respectively.
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
(g)   Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term debt is estimated by management to approximate $35,000 for both December 31, 2022 and 2021. The Company’s convertible debt is estimated by management to approximate $18,200 and $20,500 at December 31, 2022 and 2021, respectively. Management’s estimates are based on comparisons of the characteristics of the Company’s obligations, comparable ranges of interest rates on recently issued debt, and maturity. Such valuation inputs are considered a Level 3 measurement in the fair value valuation hierarchy.
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

(j)    Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. For annual and interim goodwill impairment tests, the Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company’s evaluation of goodwill completed on December 31, 2022 and 2021 resulted in no impairment losses.
Definite-lived intangible assets consist of customer relationships, product technology, trade names, patents and trademarks and capitalized software which are amortized over their estimated useful lives. Costs to extend the lives of and renew patents and trademarks are capitalized when incurred.
(k)   Valuation of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company’s evaluation of long-lived assets for the years ended December 31, 2022 and 2021 resulted in no impairment losses.
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
(o)   Advertising
The Company expenses advertising costs as incurred. The Company incurred approximately $632 and $244 in advertising costs during the years ended December 31, 2022 and 2021, respectively.

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
(3) Concentrations
Consolidated financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At December 31, 2022, the Company’s cash and cash equivalents and restricted cash are held in deposit accounts at four different banks totaling $58,012. The Company has not experienced any losses in such accounts, and management does not believe the Company is exposed to any significant credit risk. Management further believes that credit risk in the Company’s accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms, and the high level of creditworthiness of its customers. The Company continually monitors the compliance of its customers with the Company’s payment terms, but generally requires no collateral.
The Company had no concentrations greater than 10% of the Company’s net accounts receivable balance as of December 31, 2022 or 2021. The Company had no single customer that comprised more than 10% of the Company’s total revenues for the years ended December 31, 2022 and 2021.

(4) Inventory
Inventory consists of the following as of December 31:

	2022	2021
Raw materials	$7,602	$3,442
Work in progress	1,862	965
Finished goods	8,782	7,559
Total inventory	$18,246	$11,966
The Company recorded an inventory impairment charge of $97 and $50 for the years ended December 31, 2022 and 2021, respectively. Finished goods included $55 and $120 of inventory on consignment at customer locations at December 31, 2022 and 2021, respectively.
(5) Property, Equipment and Right-of-Use Assets
Property and equipment consists of the following as of December 31:

	Depreciable Lives	2022	2021
Equipment	5 years	$8,634	$7,472
Right-of-use assets	1 - 8 years	4,101	3,459
Furniture, fixtures and tooling	4 - 8 years	2,014	1,855
Computer hardware	3 - 5 years	1,931	1,444
Leasehold improvements	3 - 7 years	2,098	2,059
Construction in process		973	483
		19,751	16,772
Less accumulated depreciation		(12,244)	(11,179)
Property, equipment and right-of-use assets		$7,507	$5,593
The Company recorded depreciation expense of $1,209 and $1,355 for the years ended December 31, 2022 and 2021, respectively. There were no impairment charges for the years ended December 31, 2022 or 2021.
The Company has operating leases for office space in Texas, the United Kingdom, and Italy, and for the manufacturing facility in Costa Rica. The Company also has various operating lease agreements for vehicles.
As of December 31, 2022, the maturities of the Company’s operating lease liabilities are as follows:

2023	$917
2024	1,022
2025	998
2026	585
2027	428
Thereafter	328
Total lease payments	4,278
Less imputed interest	(889)
Total operating lease liabilities	$3,389
Operating lease liabilities of $543 and $2,846 are included in accrued expenses and long-term liabilities, respectively, as of December 31, 2022. Operating lease expense and cash paid within operating cash flows for operating leases was $1,019 and $1,109 during 2022 and 2021, respectively. The weighted average remaining lease term was 4.5 years and the weighted average discount rate used to estimate the value of the operating lease liabilities was 10.9%. In September 2022, the Company extended the principal executive offices lease in Texas until March 2026, and in October 2022, the research and development facility lease in Texas was extended until April 2026.

(6) Intangible Assets
Intangible assets consist of the following as of December 31:

	Useful Life	2022	2021
Customer relationships	9 years	$8,301	$8,301
Orbera technology	12 years	4,600	4,600
Trade names	10 years	1,700	1,700
Patents and trademarks	5 years	3,127	2,852
Capitalized software	1 - 5 years	1,641	1,438
		19,369	18,891
Less accumulated amortization		(16,248)	(14,491)
Intangible assets, net		$3,121	$4,400
The Company recorded amortization expense of $1,757 and $1,877 during 2022 and 2021, respectively. Additionally, $275 and $256 related to the extension and renewal of patents and trademarks was capitalized during 2022 and 2021, respectively.
Amortization for the next five years is as follows:

2023	$1,158
2024	755
2025	684
2026	288
2027	236
Total	$3,121
(7) Accrued Expenses
Accrued expenses consists of the following as of December 31:

	2022	2021
Accrued employee compensation and expenses	$5,682	$6,569
Accrued professional service fees	3,229	656
Accrued taxes	875	437
Accrued interest	607	613
Lease liability	543	587
Accrued returns and rebates	305	106
Other	1,163	934
Total accrued expenses	$12,404	$9,902

(8) Convertible Debt
Convertible debt consists of the following as of December 31:

	2022	2021
Convertible debt principal	$20,446	$20,446
Deferred financing costs	(733)	(933)
Convertible debt	$19,713	$19,513
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
The Convertible Debt converts, at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. If the VWAP of the Company’s common stock has been at least $9.75 (subject to adjustment) for at least 20 trading days during any 30 consecutive trading day period, the Company may force the conversion of all or any part of the outstanding principal amount of the Convertible Debt, accrued and unpaid interest and any other amounts then owing, subject to certain conditions. On December 28, 2022, the forced conversion requirements were met and the Company notified the holders it was electing this conversion. In connection with this forced conversion, the Company converted $17,914 of the outstanding principal amount into 5,565,457 shares of the Company’s common stock in January 2023. Following this forced conversion, $2,531 of the principal amount remained outstanding due to beneficial ownership limitations contained in the debenture agreement at the time of forced conversion. However, the remaining principal amount was subsequently converted into 778,909 shares of the Company’s stock in January 2023 due to changes in the holder’s beneficial ownership at the time. Upon conversion in January 2023, the deferred financing costs were written off and included in additional paid-in capital.
Convertible debt was reclassified to current liabilities in December of 2022.
In January 2023, the Company issued 61,061 shares of the Company’s common stock to holders of the Convertible Debt in fulfillment of $607 of accrued interest as of December 31, 2022.
The Company issued 75,780 shares of the Company’s common stock to holders of the Convertible Debt in January 2022 in fulfillment of $613 of accrued interest as of December 31, 2021. In July 2022, the Company issued 167,148 additional shares of common stock for accrued interest of $613 as of June 30, 2022.
Interest expense on the Convertible Debt was $1,421 and $1,427 for the years ended December 31, 2022 and 2021, respectively.
(9) Long-Term Debt
Long-term debt consists of the following as of December 31:

	2022	2021
Term loan facility	$35,000	$35,000
Deferred interest	240	6
Deferred financing costs	(1,277)	(1,533)
Long-term debt	$33,963	$33,473
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
Interest expense on the Company’s long-term debt was $3,592 and $7,137, including $2,044 of additional interest related to the prepayment and final fees repaid to the previous lender in 2021, for the years ended December 31, 2022 and 2021, respectively.
Principal payments of the Company’s long-term debt are as follows:

2023 - 2026	$—
2027	35,000
Total	$35,000
(10) Long-Term Liabilities
Included in other long-term liabilities as of December 31, 2022 and 2021 was $1,292 and $816, respectively, for the estimated non-current portion of the exit fee obligation to Solar Capital Ltd, which was reclassified from long-term debt in December 2021. The Company remains obligated to pay $1,925 upon the earlier to occur of (i) certain exit events specified in the Solar Term Loan Facility, including the proposed merger with Boston Scientific, or (ii) the Company’s achievement of trailing twelve-month revenue of $100,000. Interest expense accreted on this long-term liability was $475 for the year ended December 31, 2022.
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
(b)    Warrants
Warrants consist of the following as of December 31, 2022:

Warrant Expiration Date	Number of shares	Exercise price per share
Pre-funded - no expiration	12,110,710	$0.001
During the year ended December 31, 2022, 1,633,794 of pre-funded warrants were exercised into 1,633,526 shares of common stock and 163,915 warrants expired. In the first quarter of 2023, 9,424,504 pre-funded warrants were exercised into 9,423,565 shares of common stock.
(12) Stock Option Plans
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
As of December 31, 2022, the Company has 219,379 shares of common stock reserved for issuance under the 2017 Plan.
During 2022, the Company transitioned to issuing majority of employees restricted stock units rather than stock options.
Stock Option Activity
A summary of the stock option activity under the Company’s 2017 Plan and Prior Plans (collectively, the “Equity Plans”) as of December 31, 2022 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	3,482,883	$5.04	8.0 years	$12,307
Options granted	921,063	$4.29
Options exercised	(233,931)	$3.54
Options forfeited	(140,458)	$4.59
Options outstanding, vested and expected to vest, December 31, 2022	4,029,557	$4.97	7.6 years	$20,386
Options exercisable	2,165,916	$4.88	6.7 years	$11,280
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
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2022	2021
Risk free interest rate	3.3%	1.0%
Expected dividend yield	—%	—%
Estimated volatility	82.8%	81.1%
Expected life	6.0 years	6.1 years
Additional information regarding options is as follows:

	2022	2021
Stock-based compensation cost	$6,783	$6,386
Weighted-average grant date fair value of options granted during the period	$3.07	$4.40
Aggregate intrinsic value of options exercised during the period	$964	$3,494
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2022 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2022 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Unrecognized compensation expense related to unvested options was approximately $5,874 at December 31, 2022, with a weighted-average remaining amortization period of less than 2.5 years.
A summary of the restricted stock unit activity, including performance-based stock units, under the Company’s Equity Plans as of December 31, 2022 is presented below:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding, December 31, 2021	1,194,432	$5.67	$10,069
Restricted stock units granted	1,587,540	$5.32
Restricted stock units released	(414,803)	$5.48
Restricted stock units forfeited	(128,601)	$4.48
Restricted stock units outstanding, December 31, 2022	2,238,568	$5.52	$22,319
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
In May 2022, shares of performance-based restricted stock units for the Company’s chief executive officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold share of common stock to settle the tax obligation, which resulted in a forfeiture of 66,553 shares of performance-based restricted stock units and 110,267 net shares of performance-based restricted stock units being issued during the year ended December 31, 2022.
In August 2022, shares of time-based restricted stock units for the Company’s chief financial officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 6,190 shares of time-based restricted stock units and 13,810 net shares of time-based restricted stock units being issued during the year ended December 31, 2022.
In November 2022, shares of performance-based restricted stock units for the Company’s chief financial officer that vested were subject to statutory tax withholdings and the compensation committee of the Company’s board of directors authorized the Company to withhold share of common stock to settle the tax obligation, which resulted in a forfeiture of 15,060 shares of performance-based restricted stock units and 24,940 net shares of performance-based restricted stock units being issued during the year ended December 31, 2022.
Unrecognized compensation expense related to unvested restricted stock units and performance-based stock units was approximately $7,474 and $657, respectively, at December 31, 2022, with a remaining weighted-average amortization period of 2.9 years.
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
(d)   Purchase Commitment
During 2022, the Company entered into various one year noncancellable purchase agreements with our largest supplier to purchase raw materials in the normal course of business. As of December 31, 2022, the total outstanding purchase commitment was $2,885. Subsequently, in the first quarter of 2023, we entered into additional one year noncancellable purchase agreements with this same supplier for an additional $575 of raw materials.
(14) Defined Contribution Plan
The Company sponsors defined contribution plans for employees in the U.S. and Europe. The cost of these plans, including employer contributions, was $993 and $729 for the years ended December 31, 2022 and 2021, respectively.

(15) Income Taxes
Income tax expense of $584 and $156 for the years ended December 31, 2022 and 2021, respectively, is composed of foreign income taxes on earnings generated by foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31 are as follows:

	2022	2021
Deferred tax assets:
Capitalized transaction costs	$212	$250
Intangible assets	1,342	1,205
Inventory valuation	58	43
Research and development credit	4,005	4,005
Interest expense carryforward	5,810	4,980
Foreign timing differences	633	624
Depreciable assets	38	53
Other	3,000	1,871
Net operating loss carryforwards	62,314	57,739
	77,412	70,770
Deferred tax liabilities:
Unremitted foreign earnings	(426)	(448)
	(426)	(448)
Total net deferred tax assets	76,986	70,322
Less valuation allowance	(76,727)	(70,055)
Net deferred tax assets (included in other assets)	$259	$267
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382. The valuation allowance increased by $6,672 during the year ended December 31, 2022, primarily as a result of changes in net operating loss.
As of December 31, 2022, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions.

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2022	2021
Tax at U.S. statutory rate	$(8,244)	$(5,150)
State taxes, net of deferred benefit	(1,192)	(783)
Foreign tax rate differential	(206)	(260)
Foreign taxes	179	(169)
Permanent differences	2,400	(231)
Transaction costs	859	—
Other	41	(124)
Deferred tax adjustment	117	(43)
Unremitted foreign earnings	20	27
Valuation allowance - current year	6,610	6,889
Income tax expense	$584	$156
Income tax expense consists of the following:

	2022	2021
Current taxes:
U.S. state	$3	$2
International	580	239
Total current income tax expense	583	241
Deferred taxes:
International	1	(85)
Total deferred income tax expense	1	(85)
Income tax expense	$584	$156
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $259,638, of which $115,800 has an unlimited life and the remaining amount will expire in varying amounts beginning in 2025 if not utilized. The Company’s July 2017 stock offering qualified as an ownership change under section 382 which resulted in a reduction of $100,825 in the Company’s U.S. federal net operating losses that will not be utilizable in the future, thus federal net operating loss carryforwards available to the Company as of December 31, 2022 were $158,813. However, the Company’s deferred tax asset value for this section 382 reduction is not reflected in the table above until written off in a future tax return. There have been no additional section 382 reductions through December 31, 2022.
The deferred tax asset associated with net operating loss carryforwards has been offset by a valuation allowance due to the uncertainty that the Company will achieve taxable income necessary to utilize the net operating loss carryforward in the future.
The Company had state net operating loss carryforwards of approximately $132,987 which will begin to expire in varying amounts beginning in 2023, if not utilized. The Company had foreign net operating losses of approximately $2,455 which do not expire.
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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares on a weighted average basis):

	Year Ended December 31
	2022	2021
Warrants for common stock	12,110,710	13,908,419
Convertible debt	6,306,134	6,310,235
Common stock options	3,675,760	3,094,197
Restricted stock units	1,796,208	920,066
	23,888,812	24,232,917
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
Product sales by product group and geographic market, based on the location of the customer, whether the U.S. or outside the U.S. (“OUS”) for the periods shown were as follows:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	OUS	Total Revenues	% Total Revenues	U.S.	OUS	Total Revenues	% Total Revenues
ESS	$35,519	$18,333	$53,852	70.1%	$25,917	$14,048	$39,965	63.4%
IGB	7,707	14,549	22,256	29.0%	7,193	14,904	22,097	35.1%
Other	735	13	748	0.9%	894	33	927	1.5%
Total revenues	$43,961	$32,895	$76,856	100.0%	$34,004	$28,985	$62,989	100.0%
% Total revenues	57.2%	42.8%			54.0%	46.0%
Total distributor sales were 51.4% and 44.3% of total OUS revenues for the years ended December 31, 2022 and 2021, respectively. Sales in the next largest individual country outside the U.S. were 4.8% and 6.3% for the years ended December 31, 2022 and 2021, respectively.
The following table represents property, equipment and right-of-use assets based on the physical location of the asset:

	2022	2021
U.S.	$4,158	$1,855
Costa Rica	3,159	3,436
Other	190	302
Total property, equipment and right-of-use assets, net	$7,507	$5,593

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2022 our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer and oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our Board of Directors (the “Board”) presently has eight members and is divided into three classes. Each class has a three-year term. Vacancies on our Board may be filled only by persons elected by a majority of the remaining directors then in office. A director elected to the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified, subject to their earlier resignation or removal. There are currently no vacancies on our Board to be filled.
Set forth below is certain information for each director as of March 30, 2023.

Name	Age	Position(s)
John Barr	66	Chairperson, Class III director
Charles McKhann	54	Chief Executive Officer and President, Class III director
Sharon O'Keefe	71	Class III director
Jeannette Bankes	52	Class II director
R. Kent McGaughy, Jr.	51	Class II director
William D. McClellan, Jr.	63	Class I director
David C. Pacitti	57	Class I director
Julie Shimer, Ph.D.	70	Class I director
Below is a brief biography of each director.
John Barr. Since March 2019, Mr. Barr has served as a member of our Board. From January 2018 through December 2021, Mr. Barr has served as an Operating Partner for Altamont Capital Partners, a private equity firm. From October 2014 through August 2017, Mr. Barr served as the chief executive officer of Surgical Specialties, Inc., a manufacturer of surgical instruments. From May 2012 through August 2013, Mr. Barr served as the President, Global Surgical at Bausch & Lomb Holdings Incorporated, an eye health products company. Mr. Barr previously served on the Board of Directors of Valeritas Holdings Inc., a medical technology company focused on the treatment of diabetes. Mr. Barr holds a B.S. in Bioengineering from the University of Pennsylvania and an M.B.A. from Northwestern University. We believe Mr. Barr’s qualifications to serve on our Board include his extensive leadership experience in the medical device and surgical products industries.
Charles McKhann. Since March 2021, Charles (Chas) McKhann has served as our Chief Executive Officer and President and a member of the Board of Directors. From October 2017 to November 2018, Mr. McKhann served as Chief Commercial Officer at ROX Medical, Inc., a medical device company. From July 2016 to April 2017, he served as Chief Commercial Officer of Torax Medical, Inc., a medical device company (acquired by Johnson & Johnson in February 2017). From January 2015 to July 2016, he served as Chief Commercial Officer of Intersect ENT, Inc., a publicly traded medical device company. In addition, from September 2012 to March 2021, he served as Managing Director of Vernon Consulting, Inc. Previously, Mr. McKhann was a strategy consultant at McKinsey & Company, a management consulting company. Mr. McKhann holds a B.A. in Political Sciences and Economics and an M.B.A. from Stanford University. We believe Mr. McKhann’s qualifications to serve on our Board include his position as our Chief Executive Officer and President and his extensive leadership experience in our industry.
Sharon O’Keefe. Since July 2022, Ms. O’Keefe has served as a member of our Board. Ms. O’Keefe currently serves as a Non-Executive Director at Convatec Group, a publicly traded global medical products and technologies company, and Adtalem Global Education, a publicly traded United States medical and healthcare education company. She most recently served as President of the University of Chicago Medical Center from 2011 to July 2020. She has also acted as Senior Vice President for Operations at the University of Maryland Medical System in Baltimore from 1989 to 1999, and as Executive Vice President and Chief Operating Officer at Boston’s Beth Israel Deaconess Medical Center from 1999 to 2002. She has held leadership roles with Barnes-Jewish Hospital and Loyola University Medical Center. Ms. O’Keefe has an M.S. in Nursing Administration from the Loyola University of Chicago, and a B.S. in Nursing from Northern Illinois University. We believe Ms. O’Keefe’s qualifications to serve on our Board include her extensive experience across the healthcare industry.

Jeannette Bankes. Since March 2022, Ms. Bankes has served as a member of our Board. Since March 2019, Ms. Bankes has served as the President and General Manager of the Global Surgical Franchise at Alcon AG, a medical company specializing in eye care products. Prior to joining Alcon, Ms. Bankes served in leadership positions across multiple divisions and functions at Boston Scientific Corporation, a medical device manufacturer, from August 2004 to March 2019 including most recently as General Manager, Urology and Pelvic Health. Prior to joining Boston Scientific, Ms. Bankes also worked for Merck & Co., a multinational pharmaceutical company, for 12 years. Ms. Bankes holds a B.S. from Kutztown University. We believe Ms. Bankes’ qualifications to serve on our Board include her diverse experience in management positions in the biotechnology industry.
R. Kent McGaughy, Jr. Since January 2012, Mr. McGaughy has served as a member of our Board. Since 2005, Mr. McGaughy has served as a Managing Director at CPMG, Inc., a private investment firm, where he is a founding stockholder. Mr. McGaughy currently serves on the Board of Directors of Reata Pharmaceuticals Inc. and InstilBio. He holds a B.A. from The University of Texas (Plan II Honors, Summa Cum Laude and is a member of Phi Beta Kappa) and an M.B.A. from Harvard Business School. We believe Mr. McGaughy’s qualifications to serve on our Board include his extensive leadership as an investor in the medical technologies industry and his financial expertise.
William D. McClellan, Jr. Since May 2014, Mr. McClellan has served as a member of our Board. Since January 2018, Mr. McClellan has served as the Chief Financial Officer of Aerin Medical Inc. Since April 2016, Mr. McClellan has served as a financial management consultant to healthcare and life sciences companies, serving as the managing member of Goodwater Consulting, LLC. From June 2004 until June 2016, Mr. McClellan was the Chief Financial Officer and Executive Vice President, Finance at On-X Life Technologies Holdings, Inc., a medical device manufacturer. He currently serves on the Board of Directors of Reata Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, and chairs its audit committee. Mr. McClellan received a B.B.A. in accounting from Abilene Christian University and is a Certified Public Accountant. We believe that Mr. McClellan’s qualifications to serve on our Board include his extensive finance and accounting expertise in the medical device industry and that he is a certified public accountant.
David C. Pacitti. Since November 2017, Mr. Pacitti has served as a member of our Board. Since 2015, Mr. Pacitti has served as the President of Siemens Medical Solutions USA, Inc. and Head of the Americas, Siemens Healthineers where he is responsible for leading the marketing, sales, service, and support functions in North America and Latin America, across the entire Healthineers portfolio, including medical imaging, laboratory diagnostics, therapy solutions, and services. From February 2006 to October 2015, Mr. Pacitti was with Abbott Vascular, a division of Abbott Laboratories, in a variety of commercial leadership roles. He serves as a member of the Board of Directors of the Advanced Medical Technology Association (AvaMed), the University City Science Center in Philadelphia, PA, the National Electrical Manufacturers Association (NEMA), and the Siemens Foundation. He is also a member of the CEO Council for Growth at the Chamber of Commerce for Greater Philadelphia, as well as the Children’s Hospital of Philadelphia Corporate Council, the GAVS Customer Advisory Board, the Medical University of South Carolina (MUSC) President’s Advisory Council and the NextGen Advisory Board for the University of Missouri. Mr. Pacitti received a B.A. in Economics from Villanova University. We believe Mr. Pacitti’s qualifications to serve on our Board include his extensive commercial expertise and medical device leadership experience.
Julie Shimer, Ph.D. Since May 2018, Dr. Shimer has served as a member of our Board. Dr. Shimer is currently a private investor and has 30 years of product development experience, including many years with major communications companies. Dr. Shimer currently serves on the Board of Directors of Avanos Medical, Inc. (formerly Halyard Health, Inc.), a medical technology company and Masimo Corp., a medical technology company, as well as one non-profit organization. From 2017 to 2020, Dr. Shimer served on the Board of Directors of Windstream Holdings, Inc., a voice and data network communications company. From 2007 to 2019, Dr. Shimer served on the Board of Directors of Netgear, Inc. and from 2013 to 2017, she served on the Board of Directors of Earthlink Holdings Corp. prior to its merger with Windstream. Dr. Shimer holds an M.S. and Ph.D. in Electrical Engineering from Lehigh University and a B.S. in Physics from Rensselaer Polytechnic Institute. We believe Dr. Shimer’s qualifications to serve on our Board include her industry knowledge and public company board experience.
Executive Officers
For information required by this Item relating to our executive officers, see “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Board Leadership Structure
Our Board has an independent Chairperson who has authority, among other things, to preside over Board meetings, including meetings of stockholders, and shall have such powers and duties as may, from time to time, be assigned by the Board. Accordingly, the Chairperson has substantial ability to shape the work of the Board. We believe that separation of the Chairperson and Chief Executive Officer positions reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having an independent Chairperson creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our Board to monitor whether management’s actions are in our best interests and those of our stockholders. As a result, we believe that having an independent Chairperson can enhance the effectiveness of our Board as a whole.
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
Management periodically reports to the Board or relevant committee, which provides guidance on risk assessment and mitigation. Each committee charged with risk oversight reports to the Board on such matters. While our full Board of Directors has overall responsibility for evaluating key business risks, its committees monitor and report to our Board of Directors on certain risks. Our Audit Committee monitors our major financial, accounting, legal, compliance, investment, tax, cybersecurity and data privacy risks, and the steps our management has taken to identify and control these exposures, including by reviewing and setting guidelines, internal controls, and policies that govern the process by which risk assessment and management is undertaken. Our Audit committee also monitors compliance with legal, regulatory, and ethical compliance programs, and directly supervises our internal audit function.
Meetings of the Board of Directors
Our Board met twelve times during 2022. Each Board member in 2022 attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served held during the portion of the year for which he or she was a director or committee member.
As required under applicable Nasdaq listing standards, in 2022, our independent directors met five times in regularly scheduled executive sessions at which only independent directors were present.
Information Regarding Committees of the Board of Directors
Our Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Apollo.

The following table provides our committee membership for each Board committee.

Name	Audit	Compensation	Nominating and Corporate Governance
Charles McKhann	—	—	—
Jeannette Bankes	—	X	—
John Barr	X	—	X
William D. McClellan, Jr.	X*	—	—
R. Kent McGaughy, Jr.	X	X	—
Sharon O’Keefe (1)	—	—	X
David C. Pacitti (2)	—	X	X*
Julie Shimer, Ph.D.	—	X*	—
Total meetings in 2022	8	5	4
* Committee Chairperson
(1) Ms. O’Keefe was appointed to our Board in July 2022 to fill an existing vacancy.
(2) Mr. Pacitti was temporarily a member of the Compensation Committee in 2022.
Audit Committee
The Audit Committee was established by our Board to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee’s responsibilities include, among other things:
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

Report of the Audit Committee of the Board of Directors
The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2022 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2022.
Mr. William D. McClellan, Jr.
Mr. John Barr
Mr. R. Kent McGaughy, Jr.
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee
The Compensation Committee is currently comprised of three directors: Dr. Shimer, Mr. McGaughy and Ms. Bankes. Dr. Shimer serves as the Chair of the Compensation Committee. Dr. Shimer, Mr. McGaughy and Ms. Bankes are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). Our Board has adopted a written Compensation Committee charter that is available to stockholders in the corporate governance section of our website at www.apolloendo.com.
The Compensation Committee acts on behalf of the Board to review, recommend for adoption and oversee our compensation strategy, policies, plans and programs, including:
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

Compensation Committee Processes and Procedures
Our Compensation Committee met five times in 2022. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the Vice President of Human Resources. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
In 2022, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, Apollo’s Compensation Committee engaged FW Cook as compensation consultants. FW Cook were selected because they are a well-known and respected national compensation consulting firm that commonly provides information, recommendations and other executive compensation advice to compensation committees and management. FW Cook developed recommendations that were presented to the Compensation Committee and ultimately, the Board for consideration. In 2022, the Compensation Committee requested that FW Cook:
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
The Nominating and Corporate Governance Committee is comprised of three directors: Messrs. Barr, Pacitti and Ms. O’Keefe. Mr. Pacitti serves as Chair of the Nominating and Corporate Governance Committee. All members of our Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Our Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders in the corporate governance section of our website at www.apolloendo.com.
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

Our Board is also committed to a diverse board, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences in considering nominees to the Board. In making determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints and diversity with respect to professional background, education, race, ethnicity, gender, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board. Our Nominating and Corporate Governance Committee also considers these and other factors as it oversees the annual Board and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends to our full Board the director nominees for selection.
Board Diversity
The Board Diversity Matrix, below, provides the diversity statistics for our Board.

Board Diversity Matrix (As of March 30, 2023)
Total Number of Directors	8
	Female	Male
Part I: Gender Identity
Directors	3	5
Part II: Demographic Background
White	3	5

Board Diversity Matrix (As of March 31, 2022)
Total Number of Directors	8
	Female	Male
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
White	2	6
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
Hedging Policy
We generally do not permit our Board of Directors, executive officers, and employees to engage in the trading of derivative securities, short sales, transactions in put or call options, hedging transactions, pledges, holding equity securities in margin accounts or other inherently speculative transactions relating to our equity securities.
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except: one Form 3 was filed late on behalf of Mr. Gutteridge on March 1, 2022, one Form 3 and one Form 4 were filed late on behalf of Ms. Bankes both on June 16, 2022, and one Form 3 was filed late on behalf of Ms. O’Keefe on July 6, 2022.
ITEM 11.  EXECUTIVE COMPENSATION
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

We provide base salary based on the executive officers’ individual responsibilities and performance. Each named executive officer is generally eligible for annual cash bonuses. The majority of this annual cash bonus is based on our achievement of corporate financial and operational goals for the year. In addition, a lesser percentage of the annual cash bonus is based on individual responsibilities and performance. Long-term incentives in either the form of time-vesting stock options or performance-vesting stock options, or restricted stock units serve to attract and retain key executives and align the longer-term interest of our executive officers and stockholders. Long-term incentives are discretionary.
We structure our annual cash bonus program to reward our executive officers and employees based primarily on company performance (the corporate component) and, to a lesser degree, an assessment of the individual employee’s contribution or performance (the individual component). Our key financial or operational targets form the corporate component, which is reviewed and set annually. The individual component of the total cash bonus is based on an assessment of each individual’s personal performance as evaluated by such individual’s manager or, in the case of the Chief Executive Officer, by our Board. Annual cash incentives (both the corporate component and individual component) are paid at the discretion of our Board.
Summary Compensation Table
The following table shows, for the years ended December 31, 2022 and 2021, compensation awarded to, paid to, or earned by our principal executive officer and our two next most highly compensated executive officers for the fiscal year ended December 31, 2022. These executive officers are referred to herein as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (1)	Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Charles McKhann Chief Executive Officer	2022	550,000	—	1,310,701	444,798	440,000	(2)	35,045	(5)	2,780,544
	2021	375,000	—	3,492,791	4,208,304	491,100		22,432		8,589,627
Jeffrey Black Chief Financial Officer	2022	386,250	—	344,921	351,155	231,750	(3)	30,088	(5)	1,344,164
	2021	156,250	—	908,115	1,738,000	141,525		7,496		2,951,386
John Molesphini Executive Vice President, Operations	2022	310,883	—	105,121	96,988	124,353	(4)	24,880	(5)	662,225
	2021	298,926	—	68,425	83,467	180,503		23,155		654,476
(1)Amounts reflect the grant date fair value for option and stock awards granted during 2022 and 2021 in accordance with FASB Topic ASC 718. The assumptions used in the calculation of values of the awards are set forth under Note 12 to our consolidated financial statements titled “Stock Option Plans”, Subsection (b) “Stock Option Activity” in this report. These amounts reflect the accounting cost for these equity awards and do not reflect the actual economic value that may be realized by the applicable named executive officers. Compensation for stock options will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award.
(2)Mr. McKhann was eligible to receive a target bonus of up to 80% of his base salary in 2022 based upon the achievement of performance milestones. For performance year 2022, certain corporate performance metrics were achieved resulting in a multiplier of 100%, and Mr. McKhann received a cash bonus of $440,000.
(3)Mr. Black was eligible to receive a target bonus of up to 60% of his base salary of 2022 based upon the achievement of performance milestones. For performance year 2022, certain corporate and individual performance metrics were achieved resulting in a multiplier of 100%, and Mr. Black received a cash bonus of $231,750.
(4)Mr. Molesphini was eligible to receive a target bonus of up to 40% of his base salary in 2022 based upon the achievement of performance milestones. For performance year 2022, certain corporate and individual performance metrics were achieved resulting in a multiplier of 100%, and Mr. Molesphini received a cash bonus of $124,353.

(5)Amounts for 2022 include (i) life insurance coverage premiums of $212, $212, and $212 made on behalf of Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively; (ii) health insurance premiums of $16,089, $16,132, and $11,051 paid on behalf of Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively; (iii) disability benefits premiums of $614, $614, and $614 paid on behalf of Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively; (iv) matching contributions to our 401(k) retirement of $12,200, $12,200, and $11,427 paid on behalf of Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively; (v) accidental death and dismemberment premiums of $90, $90, and $90 paid on behalf for Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively; (vi) mobile device charges of $840, $840, and $1,486 paid on behalf of Mr. McKhann, Mr. Black, and Mr. Molesphini, respectively, and (vii) financial planning services of $5,000 paid on behalf of Mr. McKhann.
Employment Agreements
Charles McKhann
In March 2021, Apollo entered into an employment agreement with Mr. McKhann in connection with his appointment as our Chief Executive Officer and President as well as a member of our Board. The agreement is for an unspecified term and entitled Mr. McKhann to an annual base salary, which has been amended by the Board of Directors, most recently to $572,000. The agreement also provides that he will be eligible to receive a target bonus equal to a percentage of his base salary (80% for 2022) upon the achievement of annual performance milestones. Pursuant to the terms of his employment agreement, upon termination of his employment without cause or his resignation for good reason (each as defined in the agreement), Mr. McKhann will receive (i) 12 months of base salary, (ii) any earned but unpaid bonus with respect to the prior year, (iii) a pro-rated amount of Mr. McKhann’s annual bonus with respect to the year of termination, (iv) acceleration of 12 months of vesting for the unvested portion of outstanding equity awards, (v) an extension of the period during which he is permitted to exercise his vested options until the earlier of the first anniversary of his termination of employment or the effective date of a change in control, (vi) an extension of the vesting period for the performance-based restricted stock units through the date of public release of financial results for the second full fiscal quarter following Mr. McKhann’s termination and (vii) reimbursement for continued medical coverage for 12 months. If the termination occurs within three months prior to or 12 months after a change in control, Mr. McKhann will receive (i) 12 months of base salary and any earned but unpaid bonus with respect to the prior year, (ii) his initial option grant and performance-based restricted stock unit grant will vest as follows (a) 50% of the unvested units will vest in full if the deemed value of our common stock in the change in control is at least two times but less than three times the closing price of our common stock at the original grant date, (b) 100% of the units will vest in full if the deemed value is over three times such closing price, and (c) if within 24 months following the change in control, the deemed value is at least 1.5 times such closing price but less than two times such closing price, 25% of the unvested units will vest in full, and (iii) 100% of any additional equity awards will immediately vest and become exercisable and (iv) Mr. McKhann will receive 50% of his annual bonus for the year of termination.
Jeffrey Black
In July 2021, Apollo entered into an employment agreement with Mr. Black in connection with his appointment as our Chief Financial Officer. The agreement is for an unspecified term and entitled Mr. Black to an annual base salary, which has been amended by the Board of Directors, most recently to $401,700. The agreement also provides that he will be eligible to receive a target bonus equal to a percentage of his base salary (60% for 2022) upon the achievement of annual performance milestones. Pursuant to the terms of his employment agreement, upon termination of his employment without cause or his resignation for good reason (each as defined in the agreement), Mr. Black will receive (i) 6 months of base salary, and (ii) any earned but unpaid bonus with respect to the prior year. If the termination occurs within three months prior to or 12 months after a change in control, Mr. Black will receive (i) 12 months of base salary and any earned but unpaid bonus with respect to the prior year, and reimbursement for continued medical coverage for 12 months (ii) 100% of his initial option grant and initial time-based restricted stock unit grant and any additional equity awards will immediately vest and become exercisable, (iii) his initial performance-based restricted stock unit grant will vest as follows (a) 50% of the unvested units will vest in full if the deemed value of our common stock in the change in control is at least 1.5 times such closing price but less than two times such closing price of our common stock at the original grant date, (b) 100% of the units will vest in full if the deemed value is over two times such closing price, and (iv) Mr. Black will receive an extension of the vesting period for the initial performance-based restricted stock units through the date of public release of financial results for the second full fiscal quarter following Mr. Black’s terminations.

John Molesphini
In 2018, Apollo entered into an employment agreement with Mr. Molesphini in connection with his appointment as our Executive Vice President, Operations. The agreement is for an unspecified term and entitled Mr. Molesphini to an annual base salary, which has been amended from time to time by the Board of Directors, most recently to $323,318. The agreement also provides that he will be eligible to receive a target bonus equal to a percentage of his base salary (40% for 2022) upon the achievement of annual performance milestones. Upon the occurrence of a change in control, 50% of Mr. Molesphini’s outstanding eligible equity stock awards will vest in full. If the termination occurs within three months prior to or 12 months after a change of control, 100% of Mr. Molesphini’s outstanding eligible equity stock awards will vest in full and he will receive 12 months of base salary.
Outstanding Equity Awards at December 31, 2022
The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2022:

		Option Awards					Stock Awards
										Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested *
				Number of Securities Underlying Unexercised Options			Number of Shares or Units of Stock that Have not Vested	Market Value of Shares or Units of Stock that Have not Vested *
	Grant Date	Option Exercise Price ($)	Option Expiration Date
Name				Exercisable	Unexercisable
Charles McKhann	3/10/2021	5.95	3/10/2031	371,321	477,412	(1)	—	$—		353,638	$3,525,771	(15)
	6/14/2022	3.95	6/14/2032	—	459,170	(2)	112,607	$1,122,692	(9)	—	$—
Jeff Black	8/9/2021	8.69	8/9/2031	50,000	100,000	(3)	60,000	$598,200	(10)	80,000	$797,600	(16)
	6/14/2022	3.95	6/14/2032	—	120,834	(2)	88,900	$886,333	(9)	—	$—
John Molesphini	8/3/2018	7.75	8/3/2028	49,500	—	(4)	—	$—		—	$—
	5/7/2019	3.49	5/7/2029	27,747	3,226	(5)	4,971	$49,561	(11)	—	$—
	5/7/2020	2.08	5/7/2030	53,345	8,604	(6)	13,828	$137,865	(12)	—	$—
	3/10/2021	5.95	3/10/2031	7,275	9,352	(7)	10,521	$104,894	(13)	—	$—
	2/25/2022	5.63	2/25/2032	—	26,539	(8)	17,227	$171,753	(14)	—	$—
* Amounts reflect the fair value of our common stock, based on the closing price of our shares of common stock as reported on Nasdaq on December 31, 2022, multiplied by the amount of shares shown in the column for the number of shares not yet vested.
(1)This stock option is an inducement grant under Nasdaq listing rule 5365(c)(4). Such options vested 25% on March 10, 2022, with the remainder vesting monthly through March 2025.
(2)Stock options will vest 25% on June 14, 2023, with the remainder vesting monthly through June 2026.
(3)Such options vested 25% on August 9, 2022, with the remainder vesting monthly through August 2025.
(4)The shares subject to this option are fully vested.
(5)Such options vested 25% on May 7, 2020, with the remainder vesting monthly through May 2023.
(6)Such options vested 33% on May 7, 2021, with the remainder vesting monthly through May 2023.
(7)Such options vested 25% on March 10, 2022, with the remainder vesting monthly through March 2025.
(8)Such options vested 25% on February 25, 2023, with the remainder vesting monthly through February 2026.
(9)Such awards vest 25% annually through June 2026.
(10)Such awards vest 25% annually through August 2025.
(11)Such awards vest 25% annually through May 2023.
(12)Such awards vest 33% annually through May 2023.
(13)Such awards vest 25% annually through March 2025.
(14)Such awards vest 25% annually through February 2026.
(15)These restricted stock units are an inducement grant under Nasdaq listing rule 5365(c)(4). Such awards vest in three equal tranches upon the achievement of revenue for the trailing four quarters equal to $65 million, $80 million, and $95 million. 176,820 awards vested in 2022 for the second revenue milestone that was met.
(16)Such awards vest in three equal tranches upon the achievement of revenue for the trailing four quarters equal to $70 million, $90 million, and $110 million. Such awards vested 33% in 2022 for the first revenue milestone that was met.

Employment Benefits Plan
2006 Stock Option Plan and 2016 Equity Incentive Plan
In 2006 and 2016, we adopted the Private Apollo 2006 Stock Plan (the “2006 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”), respectively. At our 2017 annual meeting, the 2017 Equity Incentive Plan (the “2017 Plan”) was approved by our stockholders and replaced our 2016 Plan, which was the successor to the Private Apollo 2006 Stock Plan (collectively with the 2016 Equity Incentive Plan, the “Prior Plans”). Grants will no longer be made under the Prior Plans, but the Awards that remain outstanding will continue to be governed by the terms of the applicable Prior Plan and the applicable award agreement.
As of January 31, 2023, we had 62,785 options outstanding under the 2006 Plan, and 235,086 options outstanding under the 2016 Plan.
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) covers our employees, consultants, and nonemployee directors and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards, and other stock awards to purchase shares of our common stock. The vesting period, and expiration dates of the options granted are determined by the Board of Directors at the time of grant. The maximum term of options granted under the 2017 Plan is ten years from the date of grant. Options generally vest over a period of time, typically over not more than five years. The plan reserve will be automatically increased by 4% of the total number of shares outstanding at the prior year end for a period of ten years. Shares subject to awards granted under the 2017 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2017 Plan.
As of January 31, 2023, we had 4,767,883 options and awards outstanding under the 2017 Plan and 152,826 shares of common stock reserved for issuance under the 2017 Plan.
2022 Bonus Plan
In February 2022, the Board approved the 2022 Bonus Plan in which the Chief Executive Officer, as well as the Chief Financial Officer and other named executive officers participate. Pursuant to the terms of the 2022 Bonus Plan, each eligible employee’s target bonus will be comprised of an amount determined based upon the achievement by the Company of financial performance targets as approved by the Board and, other than our Chief Executive Officer, an additional amount determined based upon achievement of certain individual performance objectives.
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
We also contribute to medical, disability and other standard insurance plans for our employees, including our named executive officers.

Director Compensation
In June 2022, we amended and restated our non-employee director compensation policy, which became effective immediately, pursuant to which certain of our non-employee directors are eligible to receive compensation for service on our Board of Directors and committees of our Board of Directors as follows:
•a $45,000 annual retainer for service as a member of our Board;
•a supplemental annual retainer for the Chair of the Board and for the Chairs of each Board committee in the following amounts: $35,000 for the Chair of the Board; $20,000 for Chair of our Audit Committee; $15,000 for Chair of our Compensation Committee; and $10,000 for Chair of our Nominating and Corporate Governance Committee; and
•a supplemental annual retainer for each member of the following committees other than the Chairs, in the following amounts: $10,000 for members of our Audit Committee; $7,500 for members of our Compensation Committee and $5,000 for members of the Nominating & Corporate Governance Committee.
•an initial grant of either restricted stock units or options to purchase a number of shares of common stock having an aggregate value of $120,000 to each non-employee director, in each case upon election to our Board and, unless otherwise determined by the Board, the shares will vest on the one-year anniversary of the grant date; and
•an annual grant of either restricted stock units or options to purchase a number of shares of common stock having an aggregate value of $120,000 to each current non-employee director subject to this policy and, unless otherwise determined by the Board, the shares will vest on the one-year anniversary of the grant date.
Director Compensation Table
The following table sets forth compensation earned and paid to each Apollo non-employee director for service as a director during 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (9)	Option Awards ($) (9)	All other compensation ($)	Total ($)
Rick Anderson (1)	21,937	54,554	56,185	—	132,676
Jeannette Bankes (2)	35,833	90,281	74,295	—	200,409
John Barr (3)	82,500	54,554	56,185	—	193,239
William D. McClellan, Jr. (4)	58,750	54,554	56,185	—	169,489
R. Kent McGaughy, Jr (5)	56,042	109,111	—	—	165,153
Sharon O’Keefe (6)	24,313	—	230,002	—	254,315
David C. Pacitti (7)	48,958	54,554	56,185	—	159,697
Julie Shimer, Ph.D. (8)	53,750	54,554	56,185	—	164,489
(1)Mr. Anderson resigned from the Board in July 2022. As of December 31, 2022, Mr. Anderson had no options outstanding and no restricted stock units outstanding.
(2)Pursuant to our non-employee director compensation policy, Ms. Bankes receives a $45,000 annual retainer for services as a member of our Board and $7,500 for being a member of our Compensation Committee. Ms. Bankes also received an initial equity award in May 2022 in connection with her appointment to our Board pursuant to our non-employee director compensation policy then in effect. As of December 31, 2022, Ms. Bankes had 28,866 options outstanding, none of which were exercisable, and 17,641 restricted stock units outstanding.
(3)Pursuant to our non-employee director compensation policy, Mr. Barr receives a $45,000 annual retainer for services as a member of our Board, $35,000 supplemental retainer as Chairperson of the Board, $5,000 for being a member of our Nominating and Corporate Governance Committee, and $10,000 for being a member of our Audit Committee. As of December 31, 2022, Mr. Barr had 70,457 options outstanding, of which 51,124 were exercisable, and 14,224 restricted stock units outstanding.

(4)Pursuant to our non-employee director compensation policy, Mr. McClellan receives a $45,000 annual retainer for services as a member of our Board and $20,000 supplemental retainer as Chairperson of our Audit Committee. As of December 31, 2022, Mr. McClellan had 85,715 options outstanding, of which 66,382 were exercisable, and 14,224 restricted stock units outstanding.
(5)Pursuant to our non-employee director compensation policy, Mr. McGaughy, Jr. receives a $45,000 annual retainer for services as a member of our Board, $10,000 for being a member of our Audit Committee, and $7,500 for being a member of our Compensation Committee. As of December 31, 2022, Mr. McGaughy, Jr. had 38,667 options outstanding, none of which were exercisable.
(6)Pursuant to our non-employee director compensation policy, Ms. O’Keefe receives a $45,000 annual retainer for services as a member of our Board and $5,000 for being a member of our Nominating and Corporate Governance Committee. Ms. O’Keefe also received an initial equity award in August 2022 in connection with her appointment to our Board pursuant to our non-employee director compensation policy. As of December 31, 2022, Ms. O’Keefe had 35,604 restricted stock units outstanding.
(7)Pursuant to our non-employee director compensation policy, Mr. Pacitti receives a $45,000 annual retainer for services as a member of our Board and $10,000 supplemental retainer as Chairperson of the Nominating and Corporate Governance Committee. Mr. Pacitti was also temporarily a member of the compensation committee during 2022, for which he received a prorated fee. As of December 31, 2022, Mr. Pacitti had 84,043 options outstanding, of which 64,710 were exercisable, and 14,224 restricted stock units outstanding.
(8)Pursuant to our non-employee director compensation policy, Dr. Shimer receives a $45,000 annual retainer for services as a member of our Board and $15,000 supplemental retainer as Chairperson of our Compensation Committee. As of December 31, 2022, Dr. Shimer had 77,298 options outstanding, of which 57,965 were exercisable, and 14,224 restricted stock units outstanding.
(9)Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock award or stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 12 to our financial statements included in this report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the accounting cost for these equity awards and do not reflect the actual economic value that may be realized by the applicable directors. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. Such awards will vest 100% on June 14, 2023, except for certain awards issued to Ms. Bankes and Ms. O’Keefe in connection with their appointments to the Board, which awards will vest on May 6, 2023 and August 5, 2023, respectively. Additionally, certain awards for Ms. Bankes are exercisable or vest on April 1, 2023.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2023 by:
•each director and nominee for director;
•each of our named executive officers;
•each stockholder known by us to be beneficial owners of more than 5% of outstanding common stock; and
•all of our current directors and executive officers as a group.

The table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 48,336,823 shares outstanding on January 31, 2023, adjusted as required by rules promulgated by the SEC. In addition, certain of our greater than 5% stockholders hold pre-funded warrants to purchase shares of common stock which are subject to beneficial ownership limitations of 9.99% or 19.99%, as applicable. Reported beneficial ownership for such stockholders includes shares of common stock that each stockholder has the right to acquire under its Convertible Debentures and/or warrants within 60 days of January 31, 2023, subject to individual beneficial ownership limitations. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other stockholder. Unless otherwise indicated, the address for each beneficial owner is c/o Apollo Endosurgery, Inc., 1120 S. Capital of Texas Highway, Building 1, Suite 300, Austin, Texas 78746.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percentage of Total
5% Stockholders
Entities affiliated with CPMG, Inc. (1)	6,183,603	12.8%
Entities affiliated with Nantahala Capital Management, LLC (2)	4,945,031	9.9
Entities and persons affiliated with Neil Gagnon (3)	4,188,037	8.7
Laurence Lytton (4)	4,990,968	9.9
Stonepine Capital L.P. (5)	4,017,518	8.2
Directors and Executive Officers
Charles McKhann (6)	665,684	1.4
John Barr (7)	80,982	*
William D. McClellan, Jr. (8)	93,407	*
R. Kent McGaughy, Jr. (1)	6,183,603	12.8
David C. Pacitti (9)	68,598	*
Julie Shimer, Ph.D. (10)	79,762	*
Jeannette Bankes (11)	12,950	*
Sharon O’Keefe	—	*
Jeffrey Black (12)	163,125	*
John Molesphini (13)	207,085	*
All current executive officers and directors as a group (12 persons) (14)	7,978,890	16.1%
* Represents less than 1% of outstanding shares of our common stock.
(1)Amount includes (i) 675,181 shares of common stock held by Curlew Fund, LP; (ii) 45,594 shares of common stock held by Crested Crane Fund, LP; (iii) 3,687,781 shares of common stock held by Roadrunner Fund, LP; (iv) 400,675 shares of common stock held by Mallard Fund, LP; (v) 63,671 shares of common stock held by Kestrel Fund, LP.; and (vi) 1,310,701 shares of common stock held by Killdeer Fund, LP (collectively, the “CPMG Entities”). CPMG, Inc. is the general partner of each CPMG Entity and has voting and investment control over the shares beneficially owned by the CPMG Entities. R. Kent McGaughy, Jr., a member of our Board of Directors, is the managing director of CPMG, Inc. and, along with Antal Desai, are the sole shareholders and may be deemed to have sole voting and investment power with respect to the securities beneficially owned by the CPMG Entities. Mr. McGaughy disclaims beneficial ownership of the securities beneficially owned by the CPMG Entities except to the extent of any pecuniary interest therein. The address of the CPMG Entities is c/o CPMG, Inc., 4215 West Lovers Lane, Suite 100, Dallas, Texas 75209, Attn: John E. Bateman.

(2)Amounts include 3,782,044 shares of common stock held by managed funds and/or separate accounts affiliated with Nantahala Capital Management, LLC. Pre-funded warrants issued in July 2020 held by Nantahala Capital Management, LLC and/or its managed funds and/or separate accounts may not be exercised to the extent that Nantahala Capital Management, LLC and/or its managed funds and/or separate accounts would beneficially own more than either 9.99% of our shares of common stock outstanding immediately after giving effect to the exercise. As a result, the figures presented above do not include 8,403,219 shares that Nantahala Capital Management, LLC and/or its managed funds and/or separate accounts have the right to acquire upon the exercise of pre-funded warrants. Nantahala Capital Management, LLC is a registered investment adviser and has been delegated the legal power to vote and/or direct the disposition of such shares as a general partner or investment manager and would be considered the beneficial owner of such shares. Wilmot Harkey and Daniel Mack are managing members of Nantahala Capital Management, LLC and may be deemed to have voting and dispositive power over the reported shares. The address of Nantahala Capital Management, LLC and the affiliated funds and separately managed accounts is c/o Nantahala Capital Management, LLC, 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.
(3)Mr. Gagnon and affiliated entities may be deemed to have voting and dispositive power with respect to 4,188,037 shares of common stock. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC, an investment manager for several customer accounts, foundations, partnerships and trusts (the “Accounts”). Mr. Gagnon and Gagnon Securities LLC may be deemed to share voting and dispositive power with respect to shares of common stock held by the Accounts, including the affiliated entities described above. Mr. Gagnon and Gagnon Securities LLC each expressly disclaims beneficial ownership of all securities held by the Accounts. Mr. Gagnon is also the chief executive officer of Gagnon Advisors, LLC, an investment manager to Gagnon Investment Associates, LLC (“GIA”), which may be deemed to share voting and dispositive power with respect to certain shares of common stock held by GIA. Mr. Gagnon and Gagnon Securities LLC each expressly disclaims beneficial ownership of all securities held by GIA. The address of Mr. Gagnon, Gagnon Investment Associates, LLC and the Accounts is c/o Gagnon Securities, LLC, 1370 Avenue of the Americas, 26th Floor, New York, New York 10019.
(4)Mr. Lytton has sole voting and dispositive power over 3,368,145 shares of common stock, which includes 2,532,978 shares held by Mr. Lytton, 1,622,823 shares that Mr. Lytton has the right to acquire upon the exercise of the pre-funded warrants issued in July 2020. The pre-funded warrants held by Mr. Lytton may not be converted or exercised, as applicable, to the extent that Mr. Lytton would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to the conversion or exercise. As a result, the figures above do not include 297,177 shares that Mr. Lytton has the right to acquire upon the exercise of the pre-funded warrants. The address of Mr. Lytton is 467 Central Park West, New York, New York 10025.
(5)Amount includes 3,393,014 shares of common stock held by Stonepine Capital, L.P. and 624,504 shares that Stonepine Capital L.P. has the right to acquire upon the exercise of pre-funded warrants issued in July 2020. The pre-funded warrants may not be exercised, as applicable, to the extent that Stonepine Capital, L.P. and its affiliated entities would beneficially own more than 9.99% of our shares of common stock outstanding immediately after giving effect to such exercise. Stonepine Capital Management LLC is the general partner and investment advisor of investment funds, including Stonepine Capital, L.P., and controls its investment and voting decisions. Jon M. Plexico and Timothy P. Lynch share voting and dispositive power over the securities beneficially owned by Stonepine Capital, L.P. Each of Mr. Plexico and Mr. Lynch disclaims beneficial ownership of the shares beneficially owned by Stonepine Capital, L.P. except to the extent of any pecuniary interest therein. The address of Stonepine Capital, L.P. is c/o Stonepine Capital Management, LLC, 919 NW Bond Street, Suite 204, Bend, Oregon 97703.
(6)Consists of (i) 223,635 shares held directly and (ii) 442,049 shares issuable to Mr. McKhann pursuant to stock options exercisable within 60 days of January 31, 2023.
(7)Consists of (i) 29,858 shares held directly and (ii) 51,124 shares issuable to Mr. Barr pursuant to stock options exercisable within 60 days of January 31, 2023.
(8)Consists of (i) 27,025 shares held by the William D. McClellan & Jan McClellan CO-TTE McClellan Living Trust U/A and (ii) 66,382 shares issuable to Mr. McClellan pursuant to stock options exercisable within 60 days of January 31, 2023.
(9)Consists of (i) 3,888 shares held directly and (ii) 64,710 shares issuable to Mr. Pacitti pursuant to stock options exercisable within 60 days of January 31, 2023.

(10)Consists of (i) 21,797 shares held directly and (ii) 57,965 shares issuable to Dr. Shimer pursuant to stock options exercisable within 60 days of January 31, 2023.
(11)Consists of (i) 9,533 shares issuable to Ms. Bankes pursuant to stock options exercisable within 60 days of January 31, 2023; and (ii) 3,417 shares issuable upon the settlement of vested restricted stock units held by Ms. Bankes within 60 days of January 31, 2023.
(12)Consists of (i) 103,750 shares held directly and (ii) 59,375 shares issuable to Mr. Black pursuant to stock options exercisable within 60 days of January 31, 2023.
(13)Consists of (i) 46,079 shares held directly; (ii) 153,192 shares issuable to Mr. Molesphini pursuant to stock options exercisable within 60 days of January 31, 2023; and (iii) 7,814 shares issuable upon the settlement of vested restricted stock units held by Mr. Molesphini within 60 days of January 31, 2023.
(14)Includes current directors and executive officers and nominees to our Board. For purposes of determining the number of shares beneficially owned by directors, and executive officers, as a group, any shares beneficially owned by more than one director or executive officer are counted only once.
Change in Control
As previously disclosed, on November 29, 2022, we entered into the Merger Agreement with Boston Scientific and Merger Sub providing for the acquisition of Apollo by Boston Scientific. The Merger was approved by our stockholders on February 9, 2023. The consummation of the Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions. See the section titled “Business — Proposed Acquisition by Boston Scientific” included under Part I, Item 1 of this Annual Report on Form 10-K for more information regarding the Merger.
Equity Compensation Plan Information
The following table provides certain information with respect to all our equity compensation plans in effect as of December 31, 2022.

Name and Principal Position	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,767,883	(1)	$4.37	(2)	219,379	(3)
Equity compensation plans not approved by stockholders	1,500,242	(4)	$6.50	(2)	—
(1)Represents shares of common stock subject to outstanding options and restricted stock units under the 2017 Plan.
(2)Represents the weighted-average exercise price of outstanding stock options and excludes restricted stock units.
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

(4)This row includes each of the Prior Plans we assumed in connection with our business combination with Lpath, Inc. in December 2016. Of these shares, as of December 31, 2022, (i) 62,785 options were issued and outstanding with a weighted-average exercise price of $2.82 per shares under the 2006 Plan and (ii) 235,086 options and restricted stock units were issued and outstanding with a weighted-average exercise price of $9.46 per share under the 2016 Plan. This row also includes the inducement grant under Nasdaq listing rule 5635(c)(4) made to Mr. McKhann. Refer to the outstanding equity awards at December 31, 2022 as described in “Summary Compensation Table” in Part III, Item 11.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Independence of the Board of Directors
As required under The Nasdaq Stock Market LLC (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board has affirmatively determined that all our directors and nominees, with the exception of Charles McKhann, our Chief Executive Officer and President, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board found that none of these directors or nominees for director had a material or other disqualifying relationship with Apollo.
Our Board considered the relationships between such directors and certain of our investors and determined that such relationships did not affect such directors’ independence under Nasdaq listing standards, or, where applicable, under SEC rules.
Family Relationships
There are no family relationships among any of the directors or executive officers.
Transactions with Related Persons
Described below are all transactions occurring since January 1, 2021 and all currently proposed transactions to which either we were a party and in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, Part III, Item 11. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.
October 2021 Public Offering
In October 2021, we completed a registered public offering of our common stock pursuant to which we issued and sold 9,660,000 shares at a public offering price of $7.75 per share for aggregate proceeds of $74.9 million. The following table summarizes the number of shares of common stock purchased in our registered public offering by holders of more than five percent of our common stock.

Name of Holder	Shares of Common Stock
Entities affiliated with Nantahala Capital Management, LLC	1,000,000
Entities affiliated with CPMG, Inc. (1)	683,871
Stonepine Capital, L.P.	400,000
(1) R. Kent McGaughy, Jr., a managing director of CPMG, Inc., is a member of our Board.

Conversion of Convertible Debt
In January 2023, our outstanding 6.0% convertible notes due 2026 were automatically converted into approximately 5.6 million new shares of our common stock following satisfaction of certain conditions under the terms of such notes. As a result of such conversion, certain entities affiliated with CPMG, Inc. received approximately 2.2 million shares of our common stock upon the automatic conversion of approximately $7.4 million principal amount of notes (including accrued interest) held by CPMG, Inc. R. Kent McGaughy, Jr., a managing director of CPMG, Inc., is a member of the Board.
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021, by Moss Adams LLP, our principal accountant.

	Year Ended December 31,
	2022	2021
	(in thousands)
Audit Fees	$485	$504
Total Fees	$485	$504
All fees described above were pre-approved by the Audit Committee.
We furnished the foregoing disclosure to Moss Adams LLP.
Pre-Approval Policies and Procedures
Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
Our Audit Committee has determined that the services other than audit services rendered by Moss Adams LLP during the fiscal year ended December 31, 2022 are compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Financial Statements and Financial Statement Schedules
i.Financial Statements
The financial statements of Apollo Endosurgery, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2022:

ii.Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
b.Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2016, by and among Lpath, Inc., Lpath Merger Sub, Inc., and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	September 8, 2016
2.2	Agreement and Plan of Merger, dated as of November 29, 2022, by and among Boston Scientific Corporation, Textile Merger Sub, Inc. and Apollo Endosurgery, Inc.	8-K	001-35706	2.1	November 30, 2022
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35706	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-35706	3.2	June 13, 2017
4.1	Form of Common Stock Certificate of the registrant	10-Q	001-35706	4.1	May 4, 2017
4.2	Form of Warrant Issued to Investors in the September 2014 Offering	8-K	001-35706	4.1	September 22, 2014
4.3	Third Amended and Restated Investors’ Rights Agreement, dated as of September 8, 2016 by and among Apollo Endosurgery, Inc. and the investors listed on Exhibit A thereto	S-4	333-214059	4.9	October 11, 2016
4.4	Form of 6.0% Convertible Debenture due 2024	8-K	001-35706	4.1	August 16, 2019
4.5 *	Description of Securities
10.1	Voting and Support Agreement, dated as of November 29, 2022, by and among Boston Scientific Corporation, R. Kent McGaughy, Jr., and other Stockholders party thereto.	Form 8-K	001-35706	10.1	November 30, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.2	Amendment, dated as of December 4, 2020, to the Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein, and the 6.0% Convertible Debentures due 2024.	Form 8-K	001-35706	10.2	December 7, 2020
10.3	Addendum No. 2 to Office Lease Agreement dated August 7, 2014 between Apollo Endosurgery Costa Rica and BCR Fondo de Inversion Inmobiliario	10-Q	001-35706	10.1	November 5, 2020
10.4++	Securities Purchase Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.1	July 22, 2020
10.5	Registration Rights Agreement, dated as of July 17, 2020, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	Form 8-K	001-35706	10.2	July 22, 2020
10.6	Form of Pre-Funded Warrant, dated as of July 21, 2020, issued by Apollo Endosurgery, Inc.	Form 8-K	001-35706	10.3	July 22, 2020
10.7#	2022 Bonus Plan	8-K	001-35706	10.1	February 22, 2022
10.8#	Apollo Endosurgery, Inc. Amended Non-Employee Director Compensation Policy	10-Q	001-35706	10.1	November 1, 2022
10.9#	Apollo Endosurgery, Inc. Amended Non-Employee Director Compensation Policy	10-Q	001-35706	10.1	August 2, 2022
10.10#	Gostout offer letter, dated December 9, 2016	10-K	001-35706	10.11	March 1, 2018
10.11#	John Molesphini Offer Letter	10-Q	001-35706	10.2	May 3, 2018
10.12#	Form of Change in Control Agreement	8-K	001-35706	10.1	May 30, 2018
10.13#	Employment Letter, dated July 19, 2021, by and between Apollo Endosurgery, Inc. and Stefanie Cavanaugh	10-Q	001-35706	10.1	November 1, 2021
10.14#	Employment Agreement Effective March 1, 2021, by and between the Company and Charles McKhann	10-K	001-35706	10.13	February 25, 2021
10.15#	Employment Agreement, dated July 12, 2021, by and between Apollo Endosurgery, Inc. and Jeffrey Black	10-Q	001-35706	10.2	November 1, 2021
10.16#	Non-Employee Director Compensation Policy May 2018 amendment	10-Q	001-35706	10.5	August 8, 2018
10.17#	Form of Indemnification Agreement	10-Q	001-35706	10.6	August 8, 2018
10.18	First Amendment to Office Lease Agreement dated June 11, 2018, by and between the Company and DPF Cityview LP	10-Q	001-35706	10.4	August 8, 2018
10.19	Second Amendment to Office Lease Agreement, dated June 18, 2021, by and between Apollo Endosurgery, Inc. and BC Exchange Master Tenant, LLC	10-Q	001-35706	10.2	August 3, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.20	Third Amendment to Office Lease Agreement, dated September 30, 2022, by and between Apollo Endosurgery, Inc. and BC Exchange Cityview Master Tenant, LLC (successor in interest to Aslan IV Austin, LLC)	Form 8-K	001-35706	99.1	October 6, 2022
10.21	Lease Agreement, dated August 7, 2014, between Apollo Endosurgery Costa Rica Sociedad de Responsabilidad Limitada and Zona Franca Coyol, S.A.	S-4	331-214059	10.20	October 11, 2016
10.22	Intellectual Property Assignment Agreement, dated November 4, 2009, by and between Apollo Endosurgery, Inc., Olympus Corporation, the University of Texas Medical Branch, the Johns Hopkins University, the Mayo Foundation for Medical Education and Research, the Medical University of South Carolina Foundation for Research Development and the Chinese University of Hong Kong.	S-4	331-214059	10.21	November 14, 2016
10.23#	Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.1	June 13, 2017
10.24#	Forms of grant notice, stock option agreement and notice of exercise under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.2	June 13, 2017
10.25#	Form of restricted stock unit grant notice and award agreement under the Apollo Endosurgery, Inc. 2017 Equity Incentive Plan	8-K	001-35706	10.3	June 13, 2017
10.26#	Apollo Endosurgery, Inc. 2016 Equity Incentive Plan and forms of agreements relating thereto	S-4	333-214059	10.2	October 11, 2016
10.27#	Apollo Endosurgery, Inc. 2006 Stock Option Plan and forms of agreements relating thereto	S-4	333-214059	10.1	October 11, 2016
10.28++	Securities Purchase Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.1	August 16, 2019
10.29	Registration Rights Agreement, dated as of August 7, 2019, by and among Apollo Endosurgery, Inc. and the purchasers named therein.	8-K	001-35706	10.2	August 16, 2019
10.30	Subsidiary Guarantee, dated as of August 12, 2019, issued by Apollo Endosurgery International, LLC, Apollo Endosurgery Costa Rica S.R.L., Apollo Endosurgery US, Inc., Lpath Therapeutics Inc. and Apollo Endosurgery UK Ltd.	8-K	001-35706	10.3	August 16, 2019
10.31	Pre-funded Warrant, dated as of August 12, 2019, issued by Apollo Endosurgery, Inc.	8-K	001-35706	10.4	August 16, 2019

Incorporated by Reference
Exhibit Number	Description of Document	Schedule / Form	File Number	Exhibit	Filing Date
10.32^	Loan and Security Agreement, dated as of December 21, 2021, by and among Apollo Endosurgery, Inc., certain of its subsidiaries, as co-borrowers, Innovatus Life Sciences Lending Fund I, LP, and the other lenders party thereto.	10-K	001-35706	10.31	February 22, 2022
21.1	List of Subsidiaries	S-4	333-214059	21.1	October 11, 2016
23.1 *	Consent of Moss Adams LLP, Independent Public Accounting Firm to Apollo Endosurgery, Inc.
31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 * †	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 * †	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 30, 2023 by the undersigned thereto.

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
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Signature	Title	Date

/s/ Charles McKhann	Chief Executive Officer and Director	March 30, 2023
Charles McKhann	(Principal Executive Officer)

/s/ Jeffrey Black	Chief Financial Officer, Treasurer and Secretary	March 30, 2023
Jeffrey Black	(Principal Financial Officer)

/s/ Chrissy Citzler-Carr	Controller	March 30, 2023
Chrissy Citzler-Carr	(Principal Accounting Officer)

/s/ John Barr	Chairperson of the Board	March 30, 2023
John Barr

/s/ Jeannette Bankes	Director	March 30, 2023
Jeannette Bankes

/s/ Julie Shimer	Director	March 30, 2023
Julie Shimer

/s/ William D. McClellan, Jr.	Director	March 30, 2023
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Director	March 30, 2023
R. Kent McGaughy, Jr.

/s/ David C. Pacitti	Director	March 30, 2023
David C. Pacitti

/s/ Sharon O’Keefe	Director	March 30, 2023
Sharon O’Keefe